Form 10-Q
period 2008-07-31
WEBDIGS INC
filed 2008-09-22
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0-53359

WEBDIGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3433 West Broadway St, NE, Suite 501, Minneapolis, MN
(Address of Principal Executive Offices)

(612) 767-3854
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 8, 2008 there were 22,112,840 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13
Item 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities	21
Item 6.	Exhibits	21

SIGNATURES		22

EXHIBIT INDEX		23

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

WEBDIGS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited) FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2008 AND FOR THE PERIOD FROM INCEPTION (MAY 1, 2007) THROUGH JULY 31, 2007

	July 31, 2008 (Unaudited)	October 31, 2007 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$24,188	$113,280
Commissions and fees receivable	40,990	12,255
Prepaid expenses and deposits	5,187	19,192
Other current assets	8,744	—

Total current assets	79,109	144,727

Office equipment and furniture, net	49,396	55,699

Intangible assets, net	410,496	556,868

Total assets	$539,001	$757,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.
CONSOLIDATED BALANCE SHEETS (continued) (Unaudited) FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2008 AND FOR THE PERIOD FROM INCEPTION (MAY 1, 2007) THROUGH JULY 31, 2007

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	July 31, 2008 (Unaudited)	October 31, 2007 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of capital lease obligations	$9,483	$8,929
Accounts payable	407,743	98,581
Accounts payable - minority shareholder	490,465	274,413
Due to officer	—	17,601
Other current liabilities	91,243	73,085

Total current liabilities	998,934	472,609

Long term liabilities:
Capital lease obligation, less current portion	30,055	36,470

Total long term liabilities	30,055	36,470

Total liabilities	1,028,989	509,079

Stockholders' equity (deficit):
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 21,808,840 and 18,442,840 common shares issued and outstanding at July 31, 2008 and October 31, 2007, respectively	21,809	18,443
Additional paid-in-capital	1,837,413	832,488
Accumulated deficit	(2,349,210)	(602,716)

Total stockholders' equity (deficit)	(489,988)	248,215

Total liabilities and stockholders' equity (deficit)	$539,001	$757,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2008 AND FOR THE PERIOD FROM INCEPTION (MAY 1, 2007) THROUGH JULY 31, 2007

	Three Months Ended			Inception
	July 31,		Nine Months	(May 1, 2007)
			Ended	through
	2008	2007	July 31, 2008	July 31, 2007
Revenue:
Gross revenues	$367,771	$20,914	$933,735	$20,914
Less: commissions, rebates and third party agent commissions	(131,849)	—	(198,452)	—

Net revenues	235,922	20,914	735,283	20,914

Operating expenses:
Selling	523,208	132,510	1,854,864	132,510
General and administrative	264,704	156,055	619,926	156,055

Total operating expenses	787,912	288,565	2,474,790	288,565

Operating loss	(551,990)	(267,651)	(1,739,507)	(267,651)

Interest expense	2,433	—	6,987	—

Net loss before income taxes	(554,423)	(267,651)	(1,746,494)	(267,651)

Income tax provision	—	—	—	—

Net loss	$(554,423)	$(267,651)	$(1,746,494)	$(267,651)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.04)

Weighted average common shares outstanding -basic and diluted	21,789,275	6,284,534	20,689,797	6,284,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) FOR THE NINE MONTHS ENDED JULY 31, 2008 AND FOR THE PERIOD FROM INCEPTION (MAY 1, 2007) TO JULY 31, 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(1,746,494)	$(267,651)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	23,939	—
Amortization	146,372	—
Loss on disposal of fixed assets	580	—
Share based compensation	166,791	68,495
Changes in operating assets and liabilities:
Commissions and fees receivable	(28,735)	(6,370)
Prepaid expenses and deposits	14,005	(13,750)
Other current assets	(8,744)	—
Accounts payable	309,162	9,640
Accounts payable - minority stockholder	216,052	280,780
Other current liabilities	18,158	57,952

Net cash flows provided by (used in) operating activities	(888,914)	129,096

Cash flows from investing activities:
Payments for web-site development costs	—	(252,572)
Purchases of computer equipment and fixtures	(18,216)	(8,582)

Cash paid in connection with acquisition of HEA, net of cash acquired totaling $1,896	—	(92)

Net cash flows used in investing activities	(18,216)	(261,246)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs of $0 and $4,588, respectively	841,500	205,912
Principal payments on capital lease obligations	(5,861)	—
Increase (decrease) in due to officer	(17,601)	33,006

Net cash flows provided by financing activities	818,038	238,918

Net increase (decrease) in cash and cash equivalents	(89,092)	106,768

Cash and cash equivalents, beginning of period	113,280	—

Cash and cash equivalents, end of period	$24,188	$106,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$6,987	$—

Shares issued to acquire member units of Home Equity Advisors, LLC net of liabilities assumed and $1,988 in capitalized acquisition costs	$—	$32,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTH
PERIODS ENDED JULY 31, 2008
AND FOR THE PERIOD FROM INCEPTION (MAY 1, 2007)
THROUGH JULY 31, 2007

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Webdigs, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the Untied States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period. This financial information should be read in conjunction with the audited consolidated financial statements and notes for the period from inception (May 1, 2007) to October 31, 2007.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Webdigs, Inc. (“the Company”) was incorporated on May 25, 1994 under the name of Select Video, Inc. The Company changed to its current name on October 23, 2007. Select Video, Inc. was an inactive shell from February 29, 2000 to October 24, 2007 when they entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 15,818,251 shares of its common stock to its subsidiary Select Video Acquisition, LLC which in-turn used those shares to acquire all of the outstanding units of Webdigs, LLC, a private company organized in the state of Minnesota resulting in Webdigs, LLC as the surviving entity. Webdigs, LLC, based in Minneapolis, MN, was organized on May 1, 2007 and consists of two strategic operating segments; (1) mortgage broker, assisting homeowners in refinancing their home mortgages and assisting new home buyers in qualifying for home mortgages and brokering the financing, (2) online real estate broker, offering the same customer experience as a full service broker utilizing a flat fee structure for listing services to their selling customers and a graduated fee structure for their buying customers by rebating two-thirds of its broker commissions. The mortgage broker segment operates under the names of Home Equity Advisors, LLC (HEA) and Marquest Financial, Inc. (Marquest). The online real estate broker segment operates as Webdigs, LLC.

Upon completion of the transaction on October 24, 2007, Webdigs, LLC became a wholly owned subsidiary of Webdigs, Inc. Since the transaction resulted in the existing members of Webdigs, LLC acquiring control of Webdigs, Inc., for financial statement purposes, the merger has been accounted for as a recapitalization of Webdigs, Inc. (a reverse merger with Webdigs, LLC as the accounting acquirer).

The operations of Webdigs, LLC are the only continuing operations of the Company. In accounting for this transaction, Webdigs, LLC was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical value. The accompanying consolidated financial statements as of July 31, 2008 and July 31, 2007 present the historical financial information of Webdigs, LLC. The outstanding member units of Webdigs, LLC from May 1, 2007 to October 24, 2007 have been restated to reflect the shares issued upon the reorganization.

Consolidation Policies

The consolidated financial statements for the three and nine month periods ended July 31, 2008 and for the period from inception (May 1, 2007) to July 31, 2007, include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which has Marquest Financial, Inc., Home Equity Advisors, LLC, and Credit Garage, Inc. as wholly-owned subsidiaries, collectively the Company. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Segment Information

SFAS No. 131 Disclosure About Segments of an Enterprise and Related Information defines operating segments as components of a company about which separate financial information is evaluated regularly by the chief decision maker in deciding how to allocate resources and assess performance. The Company has identified two operating segments: mortgage brokerage and online real estate brokerage.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Subsequent to the reverse merger on October 24, 2007, the Company accounts for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of July 31, 2008 and October 31, 2007 because realization of those assets is not reasonably assured.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

3	GOING CONCERN

The Company has incurred significant operating losses for the nine month period ended July 31, 2008 and from inception (May 1, 2007) to July 31, 2007. At July 31, 2008, the Company reports a negative working capital position of $919,825, accumulated deficit of $2,349,210 and a stockholders’ deficit of $489,988. It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock and debt through private placements. The Company is also looking to reduce operating expenditures and increase revenues through it existing customer base and website traffic.

4	RELATED PARTY TRANSACTIONS

Accounts Payable - Minority Stockholder

The Company’s principal advertising agency/website developer was owed $490,465 at July 31, 2008 and $274,413 at October 31, 2007. The two principals of the website developer also are minority stockholders in the Company, holding approximately 3% of the Company’s outstanding shares at July 31, 2008. For the nine months ended July 31, 2008, and for the period from inception (May 1, 2007) to July 31, 2007, respectively the Company incurred $546,800 and $360,781 in services from this minority stockholder.

Included in the $546,800 is $26,500 in office rent expense for the Company for the nine month period ended July 31, 2008. There was no office rent expense included in the $360,781 for the period from inception (May 1, 2007) to July 31, 2007. There is no ongoing commitment from the Company or the related party regarding rental office space for which the Company currently pays a market rate rent of $3,500 per month.

Due to Officer

The Company was indebted to its CEO/President in the amount of $17,601 for business expenses that he had paid on the Company’s behalf as of October 31, 2007. This amount was repaid during the three months ended July 31, 2008.

5	STOCK BASED COMPENSATION

For the three month period ended July 31, 2008, the Company granted stock options to three directors of the Company. Each of the three directors received 200,000 stock options with an exercise price of $0.25 per share. The estimated fair value of these options was $73,978. Each of the director’s options were vested 50% at the date the options were granted (May 7, 2008) with the remaining rights scheduled to vest in two equal annual installments on May 7, 2009 and 2010. The options will expire on May 7, 2013.

Effective May 1, 2007 (inception) the Company adopted FASB Statement No. 123 (R) “Share-Based Payment” (SFAS 123 (R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. The Company’s consolidated financial statements as of and for nine months ended July 31, 2008 and for the period from inception (May 1, 2007) to July 31, 2007 reflect the impact of SFAS 123 (R).

SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company has recorded $41,610 of related compensation expense for the three and nine month periods ended July 31, 2008. The Company had no stock option compensation for the period from inception (May 1, 2007) to July 31, 2007. This expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full income tax valuation. The compensation expense impacted both basic and diluted loss per share by $0.00 for the three and nine months ended July 31, 2008. As of July 31, 2008, $32,368 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.75 years.

The Company uses the Black —Scholes-Merton (“Black Scholes”) option-pricing model as a method for determining the estimated fair market value for employee stock awards. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretative guidance of Staff Accounting Bulletin No. 107 was applied in connection with the implementation and adoption of SFAS 123 (R).

Information regarding outstanding stock options for the nine months ended July 31, 2008 is as follows:
	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at October 31, 2007	—	$—	$—	—
Granted	600,000	0.25	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at July 31, 2008	600,000	$0.25	—	4.75

Exercisable at July 31, 2008	300,000	$0.25	—	4.75

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total aggregate intrinsic value of outstanding and exercisable options was $0.00 at July 31, 2008.

The weighted-average assumptions associated with option awards issued during the nine months ended July 31, 2008 and for the period from inception (May 1, 2007) to July 31, 2007 are as follows:

	2008	2007
Expected term	2.9 years	—
Expected volatility	74.0%	—
Risk-free interest rate	3.1%	—
Dividend yield	—	—

6	STOCKHOLDERS' EQUITY

During the period from May 1, 2008 to July 31, 2008, the Company sold 60,000 shares of common stock to accredited investors for $15,000 ($0.25 per share) in cash proceeds.

During the period from February 1, 2008 to April 30, 2008, the Company sold 2,230,000 shares of common stock to accredited investors for $557,500 ($0.25 per share) in cash proceeds.

During the period from November 1, 2007 to January 31, 2008, the Company sold 1,076,000 shares of common stock to accredited investors for $269,000 ($0.25 per share) in cash proceeds.

During the period from October 24, 2007 to October 31, 2007, the Company sold 300,000 shares of common stock to accredited investors for $75,000 ($0.25 per share) in cash proceeds.

On October 23, 2007, the Company (then operating as Webdigs, LLC) issued member units equivalent to 260,920 shares of common stock to acquire the outstanding common shares in Marquest Financial, Inc. at a valuation of $64,000.

During the period from August 1, 2007 to October 23, 2007 the Company (then operating as Webdigs, LLC) sold Class A member units equivalent to 1,121,137 shares of common stock for a price equivalent to $0.2453 per share. The Company raised $275,000 in capital from this sale to accredited investors. The Company incurred issuance costs of $1,975. Preferred dividends of $2,093 were declared and paid to these members prior to their recharacterization to common stock at the time of the reverse merger on October 24, 2007.

For the period from August 1, 2007 to October 23, 2007 a portion of the CEO compensation was paid in stock. In total, 346,534 shares of common stock were issued with a fair value of $85,000.

On July 15, 2007, the Company (then operating as Webdigs, LLC) issued member units equivalent to 260,920 shares of common stock to acquire the outstanding member units in Home Equity Advisors, LLC at a valuation of $32,000.

During the period from July 1, 2007 to July 31, 2007 the Company (then operating as Webdigs, LLC) sold Class A member units equivalent to 815,373 shares of common stock for a price equivalent to $0.2453 per share. The Company raised $200,000 in capital from this sale to accredited investors. The Company incurred issuance costs of $4,588. Preferred dividends of $3,764 were declared and paid to these members prior to their recharacterization to common stock at the time of the reverse merger on October 24, 2007.

At inception, on May 1, 2007, the Company (then operating as Webdigs, LLC) issued member units equivalent to 4,403,020 shares of common stock to the Company’s founders for $10,500 in cash.

Restricted Stock

For the period from inception (May 1, 2007) to October 31, 2007, the Company awarded 8,610,347 of time-based restricted common stock (non-vested shares), respectively, to certain officers and employees of the Company. As a condition of the award, the officers and employees must be employed with the Company in order to continue to vest in their shares over a two year period. The fair value of the non-vested shares is equal to the fair market value on the date of grant and is amortized ratably over the vesting period. No additional awards were made during the nine months ended July 31, 2008.

The Company recorded $125,181 and $68,495 of compensation expense in the consolidated statement of operations related to vested shares (restricted stock) for the nine months ended July 31, 2008 and for the period from inception (May 1, 2007) to July 31, 2007, respectively.

A summary of the status of non-vested shares and changes as of July 31, 2008 is set forth below:

	Restricted	Unearned
	Shares	Compensation

Outstanding, May 1, 2007	—	—
Granted	7,305,749	$143,360
Vested	(1,631,751)	(68,495)
Forfeited/canceled	—	—
Outstanding, July 31, 2007	5,673,998	74,865
Granted	1,304,598	320,000
Vested	(663,956)	(25,475)
Forfeited/canceled	(1,627,736)	(3,992)
Outstanding, October 31, 2007	4,686,904	365,398
Granted	—	—
Vested	(577,806)	(41,727)
Forfeited/canceled	—	—
Outstanding, January 31, 2008	4,109,098	323,671
Granted	—	—
Vested	(577,806)	(41,727)
Forfeited/canceled	—	—
Outstanding, April 30, 2008	3,531,292	281,944
Vested	(577,806)	(41,727)
Forfeited/canceled	—	—
Outstanding, July 31, 2008	2,953,486	$240,217

Shares awarded as unearned compensation are scheduled to vest over periods ending October 31 as follows:

	Shares	Amount

2008 - remaining	577,807	$41,727
2009	2,375,679	198,490

	2,953,486	$240,217

7	SEGMENT FINANCIAL INFORMATION

The Company has two reporting segments that fall within two primary business groups: mortgage broker and online real estate broker.

The mortgage broker segment assists homeowners in refinancing their home mortgages and assists prospective home buyers in qualifying for a home mortgage and brokering the financing. This business segment operates as Marquest and HEA. Starting in August, 2008, the Company will begin operating in Minnesota as limited liability company under the name Marketplace Home Mortgage Webdigs, LLC (see subsequent events note 8 for further explanation). Marquest Financial will retain its Florida office at least for the present time. The Company’s principal market is the United States.

The online real estate broker segment offers a superior customer experience to a full service real estate broker. The main distinction offered by the Company’s real estate brokerage services is that of a flat fee structure for listing services and a graduated fee structure offering customers a rebate up to two-thirds of the Company’s broker commission for real estate buyers. This business segment operates as Webdigs, Inc. Its principal market is also the United States.

The corporate segment consists primarily of investments in fixed assets, personnel and other operating expenses associated with the Company’s corporate offices in Minneapolis, and certain technology initiatives.

Selected financial information about the Company’s operations by segment for the nine month period ended July 31, 2008 and for the period from inception (May 1, 2007) to July 31, 2007 is as follows:

	Online Real Estate Brokerage	Retail Mortgage Brokerage	Corporate and Other	Total
Nine Months Ended July 31, 2008
Net revenues	$206,365	$528,918	$—	$735,283
Operating loss	(1,055,728)	(146,471)	(537,308)	(1,739,507)
Interest expense	—	6,483	504	6,987
Depreciation and amortization	109,948	60,363	—	170,311
Assets	371,302	143,511	24,188	539,001
Capital expenditures and website development costs	15 ,938	2,278	—	18,216

SEGMENT FINANCIAL INFORMATION

	Online Real Estate Brokerage	Retail Mortgage Brokerage	Corporate and Other	Total
For the Period from Inception (May 1, 2007) to July 31, 2007
Net revenues	$—	$20,914	$—	$20,914
Operating loss	(104,250)	(770)	(162,631)	(267,651)
Interest expense	—	—	—	—
Depreciation and amortization	—	—	—	—
Assets	274,904	50,217	106,768	431,889
Capital expenditures and website development costs	261,154	—	—	261,154

Three Months Ended July 31, 2008
Net revenues	$141,032	$94,890	$—	$235,922
Operating loss	(210,640)	(66,569)	(274,781)	(551,990)
Interest expense	—	1,971	462	2,433
Depreciation and amortization	36,556	20,588	—	57,144
Assets	371,302	143,511	24,188	539,001
Capital expenditures and website development costs	—	—	—	18,216

Three Months Ended July 31, 2007
Net revenues	$—	$20,914	$—	$20,914
Operating loss	(104,250)	(770)	(162,631)	(267,651)
Interest expense	—	—	—	—
Depreciation and amortization	—	—	—	—
Assets	274,904	50,217	106,768	431,889
Capital expenditures and website development costs	261,154	—	—	261,154

8	SUBSEQUENT EVENTS

During the period from August 1, 2008 to August 18, 2008 the Company sold 44,000 shares of unregistered common stock to accredited investors for $11,000 ($0.25 per share) in cash proceeds.

The Company also sold 260,000 shares of common stock for $46,800 ($0.18 per share) on August 18, 2008.

On August 1, 2008, the Company entered into a joint venture arrangement with a new retail mortgage partner: Marketplace Home Mortgage, LLC. The two companies jointly created Marketplace Home Mortgage Webdigs, LLC. Webdigs’ ownership stake in the new company is 49%. The new mortgage venture will allow Webdigs the opportunity to offer a broader array of mortgage products to its retail customers, obtain more favorable pricing for its customers, and provide better retail service. The Company anticipates that its minority interest in the new mortgage broker will be treated on the equity basis for accounting purposes starting in the quarter ending October 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth below should be read in conjunction with our audited consolidated financial statements, and notes thereto, contained in our Form 10 Registration Statement, as amended, filed with the SEC on September 5, 2008 and relating to our fiscal year ended October 31, 2007.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this section.

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Webdigs, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the Form 10 filed with the SEC on September 5, 2008 should be considered in evaluating our prospects and future performance.

General Overview

Real Estate

We are a web-based, full service real estate company that offers innovative services to home buyers and sellers. We share with each buyer two-thirds of the commission we receive from the seller or listing broker, with a minimum fee of $3,000 per transaction to the Company. Using a generally accepted industry average of 2.7% fee for buyer representation, any customer purchasing a home with a price greater than approximately $111,000 may benefit financially from using Webdigs as the broker. Using the same 2.7% buyer’s brokers fee, a customer purchasing a home with a final price greater than $333,000 will receive a commission rebate of approximately 1.8% of purchase price (or two-thirds of the 2.7% buyer’s brokers fee). Again using the same 2.7% buyers broker fee, a buyer purchasing a home with sales price between $111,000 and $333,000 will pay Webdigs a flat $3,000 broker fee with the remainder of the buyers broker fee being returned to him as a non-taxable rebate. We believe this gives buyers a financial incentive to use our services. We primarily target those home buyers who are willing and able to independently begin their home search on the internet. As part of our website interface and personal service, we also offer home buyers tools to manage their purchase transactions from initial search to the closing of their purchase.

We provide our home sellers with Northstar MLS listings for a flat fee of $3,000 at closing. A traditional listing (selling) broker charges 3.3% of final sale price as their fee for representing a seller. Assuming a home price of $300,000, a Webdigs listing customer may save approximately $6,900 on his or her home sale by using Webdigs as their broker. Instead of paying a broker 3.3% of the $300,000 sale price ($9,900), the seller would pay Webdigs $3,000. The savings of $6,900 belongs to the Webdigs customer. The Northstar MLS contains listings from Minnesota, portions of western Wisconsin, northern Iowa, and eastern North and South Dakota. Our listings also appear on Realtor.com and 14 other national home-listing websites. In addition to providing home sellers with a home listing, Webdigs arranges for virtual home tours of our sellers’ homes so that the resulting virtual tour may become a part of the listing on our website. To assist with the pricing of a seller’s home, we provide a comparative market analysis to the seller and individual consultation on pricing strategies. Finally, we also provide a range of individual strategies for readying a seller’s home for sale, including appropriately staging the home. All of these sell-side services are furthered by our marketing and advertising campaign designed to drive traffic to our website.

We currently offer our services in three states—Minnesota, Wisconsin and Florida. When we represent buyers, we share with them up to two-thirds of our buyer broker commission, which we receive from the seller or listing broker. Since inception (May 1, 2007) to July 31, 2008, our closed buy-side transaction gross revenue has exceeded $340,000, from which we have earned net commissions of $159,000, an average of about $3,300 per transaction. We have closed 50 transactions in representation of buyers since inception and eleven transactions in representation of sellers. On average, the clients for whom we have acted as a buyer’s broker have received a commission rebate of $3,800. Including the $295 administrative fee that we charge at closing, we have averaged about $3,295 revenue for each of the eleven listings that have closed. Our aggregate net revenue from our listing (sellers) totals $38,000.

Although there are accepted norms, the amount of the commission that we receive on a transaction depends on the price of the home and percentage commission offered to the buyer’s broker by the seller or listing broker. Generally speaking, when choosing a percentage commission to offer to buyer brokers, a seller or listing broker may consider factors such as the general state of the local housing market, how long the home has been on the market and how much the seller or listing broker values the services of buyer’s brokers. As of July 31, 2008, we have received on average a net buyer’s broker commission equal to 1.2% of the average $275,000 purchase price our customers have paid for their new homes. For our listing clients, the $3,295 we charge (which includes a $295 administrative fee) represents an average of about 0.9% of the average price of the homes we have sold.

Currently, our revenues consist primarily of (i) mortgage broker business commissions received and loan fees earned at the time a mortgage transaction closes and (ii) online real estate brokerage commissions received, as agents in residential real estate transactions, at the time a real estate transaction closes. We record revenues as gross revenue. Consumer rebates and third-party agent commissions paid to buyer’s brokers (in those instances where we represent the seller of a home) are treated as offsetting reductions to gross revenue. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of (1) the home purchase price and percentage commission we receive on each transaction and (2) the fee income received from mortgage loan origination.

In addition to traditional financial measures, we use several tools to monitor the overall health of our real estate business. Some of the key performance indicators we use are the following: website traffic, daily number of contacts initiated by potential customers, number of new customers (i.e., both buyers and sellers) added weekly, weekly number of transactions closed, and overall customer pipeline of active customers. We also monitor daily cash flow, the average time it takes to close a transaction (i.e., time elapsed between the creation of a customer and the closing date for the transaction related to that customer).

As evidenced by the growth we have experienced, we remain optimistic about our ability to grow our real estate business profitably. We also believe our brokerage model, with the lower prices we offer, will be seen favorably by customers looking to save money when buying or selling a home in a difficult market.

Mortgage and Insurance

We generate mortgage income through our wholly owned mortgage subsidiary, Marquest Financial, Inc. Marquest has its own staff of mortgage loan officers who obtain mortgages for customers who are refinancing existing mortgages or obtaining new mortgages because of the purchase of a new home or the addition of a second mortgage to an already existing mortgage. Marquest bears no risk of loan default nor determines loan eligibility. All mortgage fee income is paid by the loan underwriter (typically a large bank) to Marquest for finding the customer and processing the paperwork for the loan.

There are two types of fees paid by banks to Marquest for its work as a mortgage broker. The first is loan origination fees, which may be considered as commissions. Typically, loan origination fees are a percentage of the total value of the loan. A second fee source is referred to as “yield spread premium.” In certain cases, a mortgage broker might find it possible to increase the interest rate charged on a mortgage above the rate considered acceptable by the bank. In those cases, the bank will pay a second fee “yield spread premium” to the mortgage broker for obtaining a more favorable interest rate for the bank. A 1% to 2% loan origination fee is considered average by the U.S. mortgage industry. Yield spread premiums are also frequently paid by mortgage underwriters. When they are earned, a typical yield spread would range from 0% to 2%.

Our mortgage business operates separately from real estate. Overall, it is presently a larger source of revenue than our real estate brokerage activities. Since inception, we have acted as a mortgage broker in about 124 mortgage transactions generating total mortgage fee revenue of $614,000 as of July 31, 2008. At times, a loan underwriter will group loan origination fees and yield spread premiums together in its paperwork with the mortgage broker fee, making it difficult to separate loan origination fee income and yield spread premium income. However, using data provided by our mortgage underwriters, we believe we received a total of $226,000 from loan origination and processing fees and a total of $388,000 from yield spread premiums through July 31, 2008. Our yield spread premiums through July 31, 2008 averaged 0.84%.

Due to the highly publicized distress of the subprime mortgage lending industry and the turmoil facing the nation’s leading mortgage lending institutions, Freddie Mac, and Fannie Mae, all banks have tightened restrictions on new borrowers. This has noticeably affected our mortgage brokerage business even though we have not engaged in any subprime mortgage lending.

To combat the volatility the mortgage market currently faces, starting August 1, we have entered into a new mortgage brokerage business model. Together with a major Twin Cities mortgage broker, Marketplace Home Mortgage, we have formed a jointly owned entity to combine the powerful lead generation potential of real estate customers of our Webdigs real estate business with the mortgage brokerage capacity offered by Marketplace Home Mortgage. The entity carries the name Marketplace Home Mortgage Webdigs, LLC.

Through the 24 hour underwriting, full array of mortgage products, including FHA loans, and efficient well developed processing and administrative practices that our partner Marketplace Home Mortgage has to offer, we believe that our ability to attract Webdigs real estate clients will be vastly improved over our previous mortgage offerings.

For the time being, we will keep Marquest Financial operating in Florida separately from Marketplace Home Mortgage Webdigs. The new entity does not have a mortgage broker license in Florida.

To further enhance cash flow and provide convenience to our real estate customers, we have recently obtained approval from the Commissioner of Insurance in Minnesota to refer Webdigs customers to an unaffiliated insurance broker, Webdigs Insurance Agency, LLC, for quotes on their home and other personal insurance policies. Should a referred customer end up purchasing insurance through our referral, we will receive a commission for the referral.

Trends and Uncertainties

We are experiencing sales growth but do face significant liquidity constraints due to the costs associated with developing our real estate business. Since inception (May 1, 2007) to July 31, 2008, we have generated an accumulated net loss totaling $2,349,210. As mentioned in more detail below, we will require additional financing to maintain operations and to achieve our expansion goals. If our efforts to raise additional capital take longer than we expect or we are unsuccessful in securing capital, we expect to roll back our advertising and growth initiative, identify other areas to reduce current costs and concentrate on continuing to build market share and real estate revenue in the Minneapolis-St. Paul metropolitan area.

Results of Operation

For the three month period ended July 31, 2008 compared to the three month period ended July 31, 2007.

The Company incurred operating losses of $551,990 for the three months ended July 31, 2008 compared to a loss of $267,651 for the three month period ended July 31, 2007. Comparing these two quarters is not very useful since the Company commenced operations on May 1, 2007. For the three months ended July 31, 2007, the Company was creating its website, seeking investment capital and hiring employees. We did not engage in any efforts to obtain customers and had no real estate revenues. Nevertheless measured at the consolidated Company level, total net sales increased from $20,914 for the three month period from inception (May 1, 2007) to July 31, 2007 to $235,922 for the three month period ended July, 31, 2008, an increase of approximately 1,028%. During the three months ended July 31, 2008, we closed 40 real estate transactions for total net real estate brokerage revenues of $141,032. This represents 205% sequential growth over the $46,238 in real estate brokerage revenues we recorded for the three months ended April 30, 2008. The mortgage environment was more difficult in the quarter ended July 31, 2008 as mortgage brokerage revenue of $94,890 declined by 37% sequentially over the three months ended April 30, 2008 total of $150,286. Selling, general administrative expenses increased to $787,912 for the three months ended July 31, 2008 from $288,565 for the three months ended July 31, 2007. This significant increase of $499,347 was due to the following: 1) $157,000 related to the Marquest operations which were not in operations for the comparable quarter, 2) $280,000 for additional marketing and web-site costs over the comparable quarter and 3) approximately $62,000 for additional costs related to going public and increased headcount in the office. The operating loss for the three months ended July 31, 2008 can be attributed to the fact that Webdigs remains a start-up company that is still developing its niche in the real estate brokerage market. We continued during the May-July 2008 quarter to add sales staff, improve the customer website and build company awareness through public relations, marketing and advertising and expect to continue to do more brand building in the coming months.

For the nine month period ended July 31, 2008 compared to the period from inception (May 1, 2007) to July 31, 2007.

The Company incurred operating losses of $1,739,507 for the nine months ended July 31, 2008 compared to a loss of $267,651 for the period from inception (May 1, 2007) to July 31, 2007. As mentioned above, a year to year comparison is not yet very useful for Webdigs. So the comparison is really a nine month comparison to a three month comparison. Additionally, throughout the time period since inception, May 1, 2007 to July 31, 2008, we have been continually expanding our operations, hiring staff, developing operating processes and information systems, and developing marketing programs for our business. Of the $1,854,864 in selling expenses incurred in the nine months ended July 31, 2008, we spent approximately $841,000 on advertising and maintaining/improving our www. webddigs.com consumer website.

For the nine months ended July 31, 2008 total net sales were $735,283 compared to $20,914 for the period from inception (May 1, 2007) to July 31, 2007, an increase of 3400%. Real estate broker revenue increased from $0 for the nine months ended July 31, 2007 to $206,365 for the nine months ended July 31, 2008. Due to the fact that we had our retail mortgage brokerage operating for the entire nine month period ended July 31, 2008, we had mortgage revenues of $528,918 as compared to $20,914 for the period from inception (May 1, 2007) to July 31, 2007.

Our general and administrative spending of $619,926 for the nine months ended July 31, 2008 represents the fruits of our efforts to keep overhead low and staffing to a minimum. It compares to total G&A costs of $ 156,055 for the period from inception (May 1, 2007) to July 31, 2007. In the current fiscal year (nine months ended July 31, 2008) total G&A costs represent approximately 1/3 of our selling costs. With the exception of our Chief Financial Officer and part-time accountant, everyone employed by the Company is directly involved in sales efforts. In fact, all Webdigs real estate employees except our two transaction coordinators are licensed real estate agents. We will continue to keep a focus on holding administrative expenses low as we expand our operations.

Assets and Employees; Research and Development

Our primary assets are cash and intellectual-property rights, which are the foundation for our services. At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term. Nor do we anticipate any imminent or significant changes in the number of our employees. We may, however, increase the number of independent contractor real estate agents upon whom we rely to provide personal services in the event that we expand into other markets or our business in our current markets significantly increases.

We expect that we will invest time, effort and expense in the continued refinement of our website and user interface. Currently, we expect to spend approximately $400,000 in such improvement activities over the course of fiscal 2008. As of July 31, 2008 we have spent approximately $365,000.

Liquidity and Capital Resources; Anticipated Financing Needs

As of July 31, 2008, we had $24,188 cash and cash equivalents, current assets of $79,109, and current liabilities of $998,934. From October 31, 2007 through July 31, 2008 we raised a total of $841,500 through the sale of our common stock as part of the same private placement offering that started on November 1, 2007. In consideration of such proceeds, we issued a total of 3,366,000 shares of common stock.

We used $888,914 of cash in operating activities during the nine months ended July 31, 2008 compared to cash provided from operations totaling $129,096 for the period from inception (May 1, 2007) to July 31, 2007. Cash used in operations for the nine months ended July 31, 2008 included a net loss of $1,746,494, which was partially offset by $337,682 of non-cash expenses for depreciation, amortization, loss on disposal of fixed assets and share-based compensation. An increase in accounts payable of $525,214 partially mitigated the use of cash from operations. For the nine months ended July 31, 2008, cash flows used in investing activities included payments for computer equipment of $18,216 compared to $261,246 for the period from inception (May 1, 2007) to July 31, 2007 for payments of $8,582 for computer equipment and $252,572 for web-site development costs. For the nine months ended July 31, 2008, cash flows from financing activities included issuance of common stock for $841,500 and a decrease in capital lease obligations of $5,861 compared to $205,912 received from issuance of common stock for the period from inception (May 1, 2007) to July 31, 2007.

For the issuances of common stock in the private placement offering, we relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and the safe harbor thereunder based on the fact that there are and will continue to be a limited number of investors, all of whom will be “accredited investors” under Rule 501 of the Securities Act of 1933 and all of whom have and will have knowledge and experience in financial and business matters such that the investors were capable of evaluating the risks of the investment. The securities offered and sold in these transactions were not (and, with respect to the aforementioned anticipated future sales, will not be) registered under the Securities Act of 1933 and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement offering contained in this quarterly report is not an offer to sell or a solicitation of an offer to buy any securities of the Company.

Over the course of the next few months, we expect to continue seeking additional financing. The total amount of financing we may seek may be significant, and may be as high as $5 to $6 million. If we succeed in raising such amount, we believe that we would have sufficient capital to fund our operations for the forseeable future. In the absence of such financing, we will have sufficient capital to fund our operations only through October 31, 2008, based in part on extended payment terms that we have negotiated and obtained with our vendors. On August 18, 2008, we entered into subscription agreements with two investors for the purchase of an aggregate of 2,000,000 shares of common stock at the per-share price of $0.10 per share. As of the date of this filing, however, we have not received proceeds from these subscriptions and have not issued any shares. By virtue of solid relationships with all of our major vendors and a increasing sales trend, if we do obtain funds from these two subscriptions, then we believe that (in the absence of any additional financing) we will have capital sufficient to fund our operations through December 31, 2008 even after the satisfaction of our key vendors.

Additional financing may not be available on terms favorable to us, especially in light of current debt and equity markets. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of common stock, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other types of (typically preferred) equity instruments, then we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures.

Effective as of May 7, 2008, we granted options to three non-employee directors as a means of inducing them to join the Board of Directors, giving each of them the right to purchase up to 200,000 shares of common stock at the per-share price of $0.25. These options may be exercised, to the extent vested, at any time prior to May 7, 2013. Rights to purchase one-half of the shares issuable under the options vested immediately upon issuance, with the remaining rights scheduled to vest in two equal annual installments on each of May 7, 2009 and 2010. Under SFAS No. 123R, for stock-based awards granted after January 1, 2006, we recognize compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. Black-Scholes is used to determine the fair value for options issued to both employees and non-employees. The estimated fair value of these stock option grants was $73,978, and will be recorded as stock compensation expense over the vesting period starting on May 7, 2008. We recorded third quarter charge of $41,610 as director’s compensation expense for 337,500 vested and expected to vest options as of July 31, 2008.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate these estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition. Our online real estate brokerage business recognizes revenue at the closing of a real estate transaction. Commissions and rebates due to third party real estate agents or consumers are accrued at the time of closing and treated as an offset to gross revenues. Our mortgage brokerage business recognizes commissions received and loan fees earned at the time a mortgage loan closes.

Income Taxes. Subsequent to the reverse merger on October 24, 2007, we account for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Share-Based Compensation. The Company accounts for stock incentive plans under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payments, which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense includes compensation cost for restricted stock awards.

Intangible Assets. We have two types of intangible assets: website development and customer lists.

Website Development

The primary interface with the customer in our online real estate broker operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized according to provision in Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs (EITF 00-2), and AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization is on a straight-line basis over the estimated useful life of the website of 3 years.

Customer Lists

As part of our acquisitions of HEA and Marquest (See Note 2 to our audited financial statements for the period from date of inception, May 1, 2007, to October 31, 2007), we recorded the fair value of pre-existing customer relationships of these two entities. The fair value estimated for each customer list was $27,404 for HEA and $130,859 for Marquest, for a total of $158,263. The fair values of these relationships will be amortized on a straight-line basis (which approximates the anticipated revenue stream) over their estimated useful lives based on an estimated revenue period ranging from 2 to 3 years.

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. We expect revenues in each quarter to be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing.

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since May 1, 2007 (inception). As of October 31, 2007, we had an accumulated deficit of $602,716, and as of July 31, 2008, we had an accumulated deficit of $2,349,210. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In this regard, our current independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual audited financial statements as to the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we intend to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of July 31, 2008, the Company did not have any off-balance sheet arrangements.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934) was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective due to a lack of segregation of duties in our accounting and financial functions, including financial reporting and our quarterly close process. Due to our lack of sufficient capital, management has concluded that with certain oversight controls that are in place, the risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees at this time. Management intends to periodically reevaluate this situation. If we secure sufficient capital, we expect to examine the possibility of increasing staffing to mitigate the current lack of segregation of duties within the accounting and financial functions.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 31, 2008, no change in our internal control over financial reporting occurred which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

There have been no material changes to our risk factors and uncertainties. For a discussion of risk factors applicable to Webdigs and its business, please refer to the “Risk Factors” section of our Registration Statement on Form 10/A filed with the SEC on September 5, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended July 31, 2008, we continued to raise operating capital through a private placement of our common stock at a price per share of $0.25. We sold 60,000 shares of our restricted common stock for total proceeds of $15,000. These sales were made pursuant to private transactions that did not involve a public offering of securities and accordingly, we believe that these transactions were exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and acquired the shares for investment and not distribution, they could bear the risks of the investment, and they could hold the securities for an indefinite period of time. The securities offered and sold in this offering were not registered under the Securities Act and therefore may not be offered or sold in the United States absent a registration or an available exemption from such registration.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr. Chief Executive Officer Dated: September 22, 2008

/s/ Edward Wicker
Edward Wicker Chief Financial Officer Dated: September 22, 2008

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002