Form 10-Q/A
period 2008-07-31
WEBDIGS INC
filed 2008-10-08
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

This amended report on Form 10-Q/A is being filed to correct the presentation and an inadvertent omission in the certificates attached to this report as Exhibits 31.1 and 31.2, and also to amend certain language in the Management’s Discussion and Analysis section relating to the description of our mortgage and insurance business set forth under the caption “General Overview - Mortgage and Insurance.”

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

To combat the volatility the mortgage market currently faces, starting August 1, we have entered into a new mortgage brokerage business model. Together with another Twin Cities mortgage broker, Marketplace Home Mortgage, we have formed a jointly owned entity to combine the powerful lead generation potential of real estate customers of our Webdigs real estate business with the mortgage brokerage capacity offered by Marketplace Home Mortgage. The entity carries the name Marketplace Home Mortgage Webdigs, LLC.

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

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr. Chief Executive Officer Dated: October 7, 2008

/s/ Edward Wicker
Edward Wicker Chief Financial Officer Dated: October 7, 2008

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002