Form 10-K
period 2008-10-31
WEBDIGS INC
filed 2009-02-13
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 001-34106

WEBDIGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

3433 West Broadway St, NE, Suite 501 Minneapolis, MN	55413
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 332-7371

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of April 30, 2008 was $2.27 million, based on the most recent sales price of the common stock of Company ($0.25 per share) in private transactions at such date (when the common stock of the Company was not publicly quoted or listed for trading).  As of January 27, 2009, 23,090,840 shares of common stock were outstanding.

Webdigs, Inc.
Form 10-K

Table of Contents

PART I
ITEM 1    DESCRIPTION OF BUSINESS

Overview of our Business and its History

Webdigs, Inc. (the “Company,” “Webdigs,” “we” or “us”) attempts to combine the power of the web, along with proprietary technology and trained real estate agents and mortgage brokers, to deliver a real estate buying and selling experience at a price that we expect to be significantly lower than that of the traditional “full-commission” real estate broker model. Statistics indicate that consumers are becoming more involved in aspects of real estate transactions that were once almost entirely performed by real estate agents. For example, according to the 2007 National Association of Realtors “Profile of Home Buyers and Sellers,” a survey of 7,800 home buyers and sellers indicated that 84% of home buyers used the Internet in searching for a home, up from 80% in the 2006 survey, 77% in the 2005 survey, 74% in the 2004 survey and 71% in the 2003 survey (2005 Profile of Home Buyers and Home Sellers NAR Exhibit 3-8, Use of Internet to Search for Homes, 2003-2005 and NAR Article 11/13/2007 by Walt Molony Page 2, Para 7.).  Because this most basic aspect of buying a home (i.e., searching for potential listings) can be, and is now, performed in a significant part by consumers themselves, we believe that more homeowners will be interested in exploring an alternative form of real estate brokerage that recognizes the increased burden and efforts undertaken by consumers and the correspondingly diminished role of the traditional real estate agent—most notably by paying less of a commission to their real estate broker.

Webdigs offers home search, purchase and sale capabilities through the Internet. We believe consumers can use our website to search the MLS in new and effective ways that we believe are not presently available on other real estate websites. For example, our website permits users to browse real estate listings geographically by viewing listings on a map, and also permits users to view property summaries and details simultaneously with the mapping feature. We have built our site from the ground up, utilizing the MLS as a database and interfacing with it using our custom-built, proprietary, data-mining software. As with all Internet- and software-related businesses, we expect to continue to evaluate and upgrade the interface and performance of our website and related software.

We have been operating since July 2007 in the Twin-Cities (Minneapolis-St. Paul) metropolitan area and since November 2007 in south Florida. We also have recently begun operations in Wisconsin.   Currently, we believe that potentially viable market expansion opportunities exist in St. Louis, Dallas-Fort Worth, Las Vegas, Denver, Detroit, Boston, New York City, Atlanta, Philadelphia, Phoenix, Austin and Chicago, and in portions of Canada. Nevertheless, we currently have no firm plans or commitments to commence operations in those other markets.

By offering both real estate brokerage and mortgage brokerage services, we have begun the process of creating an integrated real estate consumer services company that we hope will offer consumers throughout the United States an easy, low cost, time efficient process for completing all steps of a home purchase or sale transaction.

To combat the volatility the mortgage market currently faces, in August 2008 we formed a jointly owned entity to combine the powerful lead generation potential of real estate customers of our Webdigs real estate business with the mortgage brokerage capacity offered by Marketplace Home Mortgage, another Twin Cities based mortgage broker.  The new joint venture entity carries the name Marketplace Home Mortgage - Webdigs, LLC.  Because of the joint entity’s 24-hour underwriting capability, full array of mortgage products including FHA loans, and efficient well developed processing and administrative practices, we believe that our ability to attract Webdigs real estate clients to mortgage brokerage service will be improved.

Background and Industry Trends

We believe that the real estate market is undergoing a dramatic change not dissimilar to that previously experienced by traditional stock brokerages. We believe that the most critical aspect driving this change is the advent of the Internet as a tool for searching for and researching real estate, eliminating the commitments of time and expense involved with visiting multiple properties in person.  According to the National Association of Realtors’ 2006 “Profile of Home Buyers and Sellers,” the percentage of home buyers using the Internet to search for homes increased from approximately 2% in 1995 to 80% in 2006. In addition, home sellers can use the Internet to check home valuations, track the housing market and research comparable sales information.

The increased  use of technology throughout the entire process of a typical residential real estate transaction is an important development in the real estate market. For instance, electronic communication and electronic data storage permits a real estate brokerage to quickly reproduce standard real estate transaction documents, store such documents and store other important information about customers and properties, and communicate quickly with other parties involved in real estate transactions (e.g., title companies, insurers, surveyors, inspectors and governmental agencies), all of which permits increased efficiencies in the process of buying and selling a home. The technological changes and developments  generally make it possible to effect a greater volume of transactions with less effort and expense.

Despite changes in the amount and availability of information and the actual use of such information by consumers, the correspondingly diminished role or importance of real estate agents in certain aspects of the residential real estate transaction process, and the increased efficiencies afforded by information and communication technologies, we believe that the traditional model under which residential real estate agents operate, has changed very little. For example, home sellers are ordinarily being charged 6-7% in real estate commissions and agents still fill out purchase agreements and other paper work and then drive these around for signatures.

We believe the technological developments in the real estate market and the increased amount of information available to and used by ordinary consumers, appear to be circumstances that are similar to those developments that eventually gave rise to the non-traditional stock brokerages which have intruded upon the market dominance of traditional stock brokerages over the past two decades. For example, we note that the non-traditional stock brokerages developed their services and products to compete primarily on the bases of price, consumer effort and technology. Their websites, such as TD Ameritrade or e-Trade, provide not only trading capacity for the average consumer, but also a tremendous amount of information about companies. In this regard, we note that there has recently been a proliferation of various Internet-related real estate businesses that seek to provide either specific and limited services or information relating to residential real estate transactions (e.g., ForSaleByOwner.com, BuyOwner.com and Zillow.com), in addition to businesses that seek to replace entirely the services that traditional real estate brokerages perform (e.g., ZipRealty, iNest Realty and Redfin Corporation). Like the non-traditional stock brokerages, these businesses typically rely on consumer effort, technology and price as the bases for competition.

Our Business Model, Products and Services

General

We are a full-service real estate brokerage primarily for residential home buyers and sellers. We utilize the Internet, proprietary technology and efficient business processes to attempt to deliver significant savings to our home sellers and rewards to our home buyers over the traditional “full commission” brokerage model.  We attempt to emphasize client service, when and as needed or requested by our clients, to separate us from other discount brokerage models; and we attempt to provide efficiency and cost savings that will differentiate us from traditional brokerage models.

Through subsidiary entities, we offer all services normally associated with a typical residential real estate transaction, including mortgage and insurance brokerage services. Our mortgage brokerage services are offered through Marketplace Home Mortgage - Webdigs, LLC a joint venture in which we have a 49% interest.

Currently, we market to potential customers principally through the Internet, print advertising, television, radio, billboards, a variety of other media and word of mouth.  Business with and on behalf of customers is transacted in person and through the Internet. We currently offer our services in the Minneapolis-St. Paul metropolitan area of Minnesota, Wisconsin,  and southwest Florida. We are licensed to effect real estate transactions in Minnesota, Wisconsin, Colorado and Florida.

Services for Home Buyers

We provide home buyers with a number of services. Through our website at www.webdigs.com, home buyers can search our database of MLS listings, schedule home visits, make offers and monitor the offer and counteroffer process. Our licensed real estate agents, working from our offices, assist buyers by preparing offers, counteroffers and other real estate documents, negotiating purchase contracts and preparing for closings.

On our website, home buyers can view open house schedules and schedule home showings. When our buyer is ready to make a purchase offer, he or she submits the terms of the offer through our website or directly to our agent. Our agent calls the buyer to discuss the offer and prepares the offer documents. Our agent presents the buyer’s offer to the listing agent and a series of negotiations and counteroffers often ensues. Our agents support the buyer at each step of this negotiating process, until the purchase contract is signed. Our software tracks the offer history for the property.

Normally, after a contract is accepted our licensed agents work closely with the buyer through the contingency period, when the buyer has a home inspection and arranges home financing. After a closing, we pay our clients by check within 14 days for their portion of the buy-side commission. Our payments, characterized as rebates of sales commissions, are generally one-half of the commission we receive from a transaction.

Since our inception in May 2007 and as of December 31, 2008, our home buying clients have:

•	submitted to us more than 2,000 requests for us to schedule a personal visit of a property
•	submitted to us more than 400 requests to prepare purchase offers, and
•	closed over 110 purchases or sales of properties.

Services for Home Sellers

We provide our home sellers with Northstar MLS listings for a flat fee of $3,000 that is paid at closing. The Northstar MLS contains listings from Minnesota, portions of western Wisconsin, northern Iowa, and eastern North and South Dakota. Our listings also appear on Realtor.com and 14 other national home-listing websites.

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

As of December 31, 2008, our home selling clients have listed over 150 homes with us since inception.

Additional Services

We also provide services that are complementary to real estate transactions in general, such as mortgage brokerage services and services relating to title, property and casualty insurance, including homeowner’s insurance. We do not provide rebates on mortgage brokerage commissions or fees.

Our Strategy

Our long-term goal is to become the leader in comprehensive web-assisted real estate brokerage services for buyers and sellers of residential real estate in the United States and Canada. Initially, however, we are focused on pursuing the following broad strategy:

•
Invest in our website interface and technology. Our goal is to make the interface more easy to use, more intuitive, more enjoyable and distinguishable from the other websites and Internet tools that buyers and sellers of homes are accustomed to. We believe that continuing to update and enhance our website and technology will be a key element in increasing traffic and use of our services.

•
Focus on branding and creating market awareness. We have spent considerable attention to building our brand and market awareness with an advertising campaign that uses a mix of media, including the Internet, television, print, radio, direct-mail, outdoor signage and various moveable signage (e.g., branded public buses in the Twin Cities metropolitan area). We expect to continue this branding effort on a selective and thoughtful basis, with a view towards achieving maximum return for our marketing and advertising dollars and efforts.

•
Develop an efficient transaction-processing and back-office operation. We believe that one important factor in our overall success, especially given our discounted commissions and flat-fee model, will be our ability to process high transaction volumes efficiently. Accordingly, we intend to utilize transaction processes and computer systems more commonly found in high-volume industries such as banking and insurance.

•
Attain profitability in our current markets. There are a number of Internet-based real estate brokers presently attempting to capitalize on perceived market, demographic, trade/industry and economic changes. To our knowledge, none of these businesses have reached sustained profitability needed to validate the discounted Internet-based real estate brokerage model. Therefore, we believe that an initial critical strategic goal is for Webdigs to attain overall profitability across its three current markets in the Minneapolis-St. Paul metropolitan area, Wisconsin, and southern Florida. We believe that profitability—especially sustained profitability—will buoy consumer confidence in our services and lead to further successes.

If we can attain profitability, we believe that our business model, being predicated on greater efficiency and volume than the traditional model but with an emphasis on expertise and extensive client service, will facilitate our expansion into additional markets and the growth of our business.

Industry Segments

We currently operate in two primary operating segments: (1) web-assisted real estate brokerage, and (2) mortgage brokerage. In our web-assisted real estate brokerage business, we believe we provide customers an experience comparable to a full-service broker but at a lower cost. For our customers selling homes, we offer a flat fee structure for listing services (and related services). For our customers buying homes, we offer a graduated fee structure by issuing rebates for up to one-half of our broker commissions for the related transaction. In our mortgage brokerage business, in which we participate through our ownership interest in Marketplace Home Mortgage - Webdigs, LLC, we assist customers in refinancing their existing home mortgages and in financing new home purchases.  We do not provide or issue rebates to our mortgage brokerage customers.

Competition

The residential real estate market is highly fragmented and we have numerous competitors, many of which have greater name recognition, longer operating histories, larger client bases, and significantly greater financial, technical and marketing resources than we do. We anticipate that the most critical competitive factors in our business and industry include price, service and the ease of using website tools.

Some of our competitors in the residential real estate brokerage market are traditional brokerage firms, including large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation. Realogy owns the Century 21, Coldwell Banker and ERA franchise brands. Realogy also owns NRT Incorporated, which itself owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We compete with these traditional brokers primarily on price, service and the ease of use of our website interface. Although our commissions are generally lower than these traditional brokers, consumers may be attracted to traditional brokers because they offer or are perceived to offer higher levels of individual attention and service.

We also compete with non-traditional real estate brokerage firms including ZipRealty, Inc., iNest Realty, Inc. (a subsidiary of IAC/Interactive Corp) and Redfin Corporation, each of which pays cash rebates to clients and relies to a large extent on the efficiencies of the Internet. We believe that these competitors generally have greater financial resources than we do, and also have a longer operating history in the realm of online discount real estate brokerage. Here too, we compete with these non-traditional brokers primarily on price, service and on the ease of use of our website interface. Our commissions are generally equal to or lower than these non-traditional brokers. For example, ZipRealty and Redfin respectively rebate approximately 20% and 66% of their commission to home buyers. iNest rebates 1% of the actual home sale price to buyers.  We generally rebate up to 50% of our commission to home buyers with a minimum fee for Webdigs of $3,000.

In addition, we compete with discount real estate listing services, such as ForSaleByOwner.com and BuyOwner.com. We compete with these discount service providers primarily on level of service. Although we offer traditional services to our clients at a discounted price, highly self-motivated consumers may be attracted to these discount listing services because they are cheaper than our services. For example, we currently believe that a consumer can obtain an MLS listing through ForSaleByOwner.com for anywhere from $90 per month to a $900 flat fee.

We compete or may in the future compete with various online services, including Move, Inc., Zillow.com, HouseValues, Inc., HomeGain.com, Yahoo!, Inc., Google Inc. and Trulia, Inc., that also look to attract and monetize home buyers and sellers using the Internet. For instance, Move, Inc. operates the www.realtor.com website.  Move, Inc. is affiliated with National Association of Realtors, the National Association of Home Builders, the Manufactured Housing Institute and hundreds of MLSs, which may provide Move, Inc. with preferred access to listing information and other competitive advantages. We compete with these service providers primarily on the basis of service and the ease of use of our website interface. We do not provide home valuation data, and some other sites (such as Realtor.com) have more listings and more data about the community. Many of these currently limited competitors and future competitors have significantly more resources than we do.

Finally, we expect to face significant competition in the home mortgage brokerage industry.  In addition to other mortgage brokerage firms, our mortgage brokerage business competes with consumer finance companies and commercial banks. In this market, we expect to compete primarily on the basis of price and service. Although we believe we offer competitive mortgage interest rates, consumers may be attracted to other mortgage brokers or lenders because they offer or are perceived to offer a higher level of service.

Environmental Regulation

We are not subject to environmental regulations that have a material effect upon our capital expenditures or otherwise.

Other Regulation

We are subject to governmental regulation by federal, state and local regulatory authorities with respect to our real estate brokerage and mortgage lending operations.

Federal Regulation. Federal laws and regulations govern the real estate brokerage business. These include the Real Estate Settlement Procedures Act of 1974, or RESPA, and federal fair housing laws. RESPA requires disclosures to home buyers and sellers of settlement costs and restricts the payment of kickback or referral fees for settlement services. RESPA does not prohibit referral fees paid by one real estate broker to another broker. Federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers and affect our opportunities to solicit new clients.

Like real estate brokerage, mortgage brokerage is subject to RESPA and federal fair housing laws. Mortgage brokerage is also regulated by other federal laws such as the Truth in Lending Act, Regulation Z and the Equal Credit Opportunity Act. The provision of title insurance is also highly regulated.

State Regulation. Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license. In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state.

Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. Although payment of rebates or credits to real estate purchasers of the type we offer are permitted in most states, some states either do not permit these rebates or credits or do not permit them in the form that we currently provide them. Eight states have “minimum service laws” that require realtors to provide a level of service that purely web-assisted real estate businesses typically do not provide (Delaware, Florida, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee and Wisconsin). We presently operate in the State of Florida and we believe the services we offer to residential real estate consumers comply with Florida’s minimum service law because: (i) for our clients buying homes, we show them homes, draw up the related offer paperwork, negotiate the purchase, answer all questions, and close the purchase transaction; and (ii) for our clients selling homes, we help the seller price the home (through a competitive market analysis or otherwise), draw up the listing agreement, negotiate the sale, and coordinate a closing of the sale. Nevertheless, we have not obtained any independent or governmental opinion relating to our compliance with Florida minimum-service laws. Eleven states outrightly prohibit rebates of real estate commissions (Alabama, Alaska, Iowa, Kansas, Louisiana, Mississippi, Missouri, New Jersey, Oklahoma and Tennessee).

Governmental bodies may change the regulatory framework within which we intend to operate, without providing any recourse for adverse effects that the change may have on our business. In  Minnesota, Wisconsin, and Florida (i.e., the states where we currently have operations), we have designated one of our employees as the individually licensed lead broker and we hold a corporate real estate broker’s license where required by law. In addition to state laws regarding real estate brokerage, we must comply with state laws regarding mortgage brokerage, including laws that regulate the timing and content of disclosures.

Local Regulation. Local regulations also govern the conduct of our business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.

Trade Regulation. In addition to governmental regulations, we are subject to rules and regulations established by private real estate trade organizations, including, among others, local MLSs, the National Association of Realtors, and state and local associations of realtors. The rules and regulations of the various MLSs to which we belong vary, and specify, among other things, how we as a broker-member can use MLS listing data, including the use and display of such data on our website.

In 2008, the United States Department of Justice agreed to settle claims it had brought against the National Association of Realtors relating to the ability to access MLS listings. The settlement decree addressed two areas of particular concern to non-traditional real estate brokerage firms such as Webdigs. First, the decree prohibits “selective opt-outs,” which enable a broker involved in a MLS to selectively prohibit certain MLS participants from displaying that broker’s MLS listings on the participants’ website. Second, the decree prohibits “blanket opt-outs,” which enable a broker involved in a MLS to prohibit all other MLS participants from displaying that broker’s MLS listings, even though traditional real estate brokerage firms could easily display or otherwise convey these same listings in other manners. Presently, we are optimistic that the settlement will prohibit conduct that is unfair and potentially harmful to our business.

The National Association of Realtors, as well as the state and local associations of realtors, also have codes of ethics, rules and regulations governing the actions of members in dealings with other members, clients and the public. We are required to comply with these codes of ethics, rules and regulations by virtue of our membership in these organizations.

Intellectual Property

Our success depends significantly upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as customary contractual protections.

We presently possess the following intellectual property rights:

•	domain name rights to www.webdigs.com
•	trademark and trade name for “Webdigs” and
•	trademark for: “The New Way to do Real Estate”

The Company relies on MoCo, Inc., a website development firm and the landlord of our current office headquarters premises, to provide website development and support services. MoCo, Inc. is owned by two minority shareholders of Webdigs. As of January 27, 2009, the combined beneficial ownership of these two shareholders in Webdigs is less than two percent. We do not have a written agreement with MoCo Inc. relating to the development and support services it provides us. In general, MoCo provides website development and support services to the Company and charges an hourly rate which depends on the nature of the services provided. MoCo typically bills the Company for these services within 10-20 days after the end of each calendar month.   At October, 31, 2008 we owed MoCo, Inc. $550,206.

Our ability to enforce our intellectual-property rights is subject to general litigation risks. Typically, when a party seeks to enforce its intellectual-property rights, it is often subjected to claims that the intellectual-property right is invalid, or is licensed to the party against whom the claim is being asserted. We cannot be certain that our intellectual-property rights will not be infringed upon, that others will not develop products in violation of our intellectual-property rights, or that others may assert, rightly or wrongly, that our intellectual-property rights are invalid or unenforceable. In instances where we will rely on trade secrets for the protection of our confidential and proprietary business information, we cannot be certain that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become discovered or independently developed by competitors. In general, defending intellectual-property rights is expensive and consumes considerable time and attention of management. Our involvement in intellectual-property litigation would likely have a materially adverse effect on our business, even if we were ultimately successful in defending our intellectual-property rights.

Employees

The Company (including its subsidiaries) currently has eight employees, seven of whom are full time.

Corporate Structure and Information

Webdigs, Inc. operates through direct and indirect subsidiaries. The principal operating subsidiary is Webdigs, LLC, a Minnesota limited liability company. Webdigs, LLC was originally organized as a limited liability company in May 2007 under the laws of the State of Minnesota. In October 2007, Webdigs, LLC engaged in a merger transaction with Select Video, Inc., a Delaware corporation incorporated in May 1994.  Until the October 2007 merger, Select Video had only nominal assets (consisting of cash) and no meaningful business operations of its own. Following the merger transaction, Select Video, Inc. changed its name to Webdigs, Inc. (which we refer to throughout this document as the “Company”). Webdigs, LLC continues to exist as a wholly owned operating subsidiary of the Company.

Webdigs, LLC determined to engage in the merger transaction with Select Video primarily to obtain a shareholder base sufficiently diversified to enable an application for listing on an automated securities market (Pink Sheets or OTC Bulletin Board). Webdigs management believed and continues to believe that, since a key aspect of the business plan was and is to expand the Company’s operations as rapidly as possible (which will require capital), becoming a public reporting company through a non-traditional means was comparatively faster and more cost-efficient means than attempting to engage in an initial public offering.

In the merger transaction, a wholly owned subsidiary of Select Video, Inc. merged with and into Webdigs, LLC, with Webdigs, LLC surviving the merger as a wholly owned subsidiary of Select Video. As part of the merger, the outstanding membership interests in Webdigs, LLC were cancelled and merged into one membership interest outstanding and held by Select Video, Inc., while the former members of Webdigs, LLC received common stock of Select Video, Inc. aggregating approximately 80% of the common stock outstanding immediately after the merger. The decision of the parties to engage in a merger (subject to required corporate and shareholder approvals) was principally made by Mr. Robert Buntz (on behalf of Webdigs, LLC) and Mr. Daniel J. Shrader (on behalf of Select Video) on or about October 4, 2007; and was formalized in writing by the execution and delivery of the related definitive merger agreement on October 24, 2007. There were no advisors or finders engaged in connection with the transaction. No persons who were control persons or affiliates of Select Video, Inc. prior to the merger received any cash consideration in connection with the merger; and there were no consulting agreements entered into in connection with the merger. There are not any consulting agreements now between the Company (or any of its affiliates) and any of the former Select Video affiliates.

Webdigs, LLC itself owns 100% of the ownership interests of (i) Marquest Financial, Inc., a Minnesota corporation and mortgage broker, and (ii) Home Equity Advisors, LLC, a Minnesota limited liability company and mortgage broker.   As indicated above, in August 2008 we contributed certain assets in exchange for a 49% financial interest in a newly created  joint venture mortgage brokerage company named Marketplace Home Mortgage - Webdigs, LLC.  We believe that these separate business lines are all complementary, and the operations of such businesses are currently reflected in our financial statements included in Item  7 below.   As of August 2008, we had consolidated all of the mortgage brokerage operations formerly conducted by Marquest Financial, Inc. and Home Equity Advisors into the new joint venture Marketplace Home Mortgage - Webdigs, LLC.

Our principal offices are located at 3433 Broadway Street NE, Suite 501, Minneapolis, Minnesota 55413, and our telephone number at that office is (888) 932-3447. Our website address is www.webdigs.com. The information contained on our website or that can be accessed through our website does not constitute part of this document.

Recent Developments

Termination of Subscription Agreement. The Company terminated two unfilled subscription agreements with investors in January 2009.  The subscription agreements, which were signed in August 2008, required the investors to invest up to $200,000 for the purchase of 2,000,000 shares ($0.10 per share) of common stock of the Company.  500,000 shares were sold under these agreements prior to termination.  The agreements were terminated by mutual agreement of the parties on January 21, 2009 based on the prevailing market price for the common stock which, at that time, had ranged between $0.26 and $1.01 per share since the common shares of the Company were listed on the OTC Bulletin Board December 22, 2008.

$250,000 Loan from Lantern Advisers.  In December 2008, we obtained a $250,000 loan from Lantern Advisers, LLC (a Minnesota limited liability company) that accrues interest at a rate of 12% per annum.  In exchange for the loan, we delivered to Lantern Advisers a Term Promissory Note in principal amount of $250,000 requiring us to make monthly payments of interest on or prior to the 15th calendar day of each month beginning on January 15, 2009.  The Term Promissory Note permits Lantern Advisers to convert all or any portion of the amounts owing under the note into shares of the Company’s common stock at a conversion price that equals 75% of the lowest bid price for the common stock on the OTCBB during the five trading days immediately preceding the date of conversion.  As a result of this loan, we obtained net proceeds of $226,000 after deduction of legal fees earlier accrued and legal fees relating to the loan transaction.  In connection with the loan, we issued Lantern Advisers 200,000 shares of common stock and a three-year warrant to purchase an additional 200,000 shares of common stock at an exercise price of $.30 per share.

The amounts owing under the Term Promissory Note are secured pursuant to the terms of a Pledge Agreement entered into by Lantern Advisers and certain significant stockholders of the Company, including Robert A. Buntz, Jr. (our Chief Executive Officer and a director of the Company), Edward Wicker (our Chief Financial Officer), Thomas Meckey (a director of the Company), and Ed Graca and Jesse Olson (each of whom are beneficial holders of more than 5% of our common stock).  Under the Pledge Agreement, the pledgors pledged to Lantern Advisers an aggregate of 4,510,940 shares of outstanding common stock.  In addition, Robert A. Buntz, Jr. (our Chief Executive Officer and a director of the Company) delivered a personal guarantee of amounts owing under the Term Promissory Note.

Risk Factors

Investment in our common stock involves a high degree of risk and should be regarded as speculative. As a result, you should only consider an investment in Webdigs if you can reasonably afford to lose your entire investment.

ITEM 1A.    RISK FACTORS

An investment in our common stock involves significant risks. Before deciding to invest in our common stock, you should carefully consider each of the following risk factors and all of the other information set forth in this document. The following risks could materially harm our business, financial condition or future results. If any such risks materialize, the value of our common stock could decline, and you could lose all or part of your investment.

We are a newly organized start-up company with little history of operations and we expect to incur losses for the foreseeable future.

We began operations in July 2007 and to date have not generated meaningful revenues. As a newly organized start-up company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries such as residential real estate and mortgage brokerage and particularly in light of current general economic, real estate and credit market conditions.

We do not have a significant operating history which would provide you with meaningful information about our past or future operations. We anticipate incurring losses that will result from costs incurred in organizing our company, research and development, website development, protecting our technology, raising capital, market research and generally poor real estate market conditions. We anticipate incurring operating losses for the foreseeable future. Moreover, we may not be able to generate material revenues in the future, and it is possible that any revenues that we generate will be either insufficient for us to achieve profitability or even continue operations.

We will require additional financing in the future, but such financing may not be available to us.

We will require significant additional capital to continue our operations. To date, our revenues from operations have not generated cash flow sufficient to finance our operations and growth. As a result, we have periodically since our inception sought financing and we will likely continue to require additional financing in the foreseeable future.  In December 2008, we obtained a $250,000 loan from Lantern Advisors, LLC.  We expect that this loan will provide us with working capital for the first three quarters of calendar year 2009.  Should our operating costs increase or our real estate business grow faster than anticipated, our capital needs would increase.   Presently, we believe that with management and projected revenue growth we have funds sufficient for our operation beyond September 30, 2009, taking in to consideration  the extended payment terms we have negotiated and obtained with our vendors.  As a result, we are considering several additional financing alternatives.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or our affiliates. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders will be diluted. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations (e.g., negative operating covenants), and such securities may have rights senior to those of the existing holders of common stock.

If adequate funds are not available on acceptable terms, we may be unable to fund the operation of our business. As a result, we would likely be forced to dramatically alter or cease operations.

We critically rely on our executive management, and the loss of certain members of management would materially and negatively affect us.

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Robert A. Buntz, Jr., our Chief Executive Officer. If we lose the services of Mr. Buntz or any other executive managers or significant employees, our business would be materially and adversely affected. We have entered into a formal services and non-competition agreement with Mr. Buntz in the form of a Member Services Agreement.  Nevertheless, agreements do not ensure the continued availability to us of Mr. Buntz or any other manager or employee. Furthermore, we do not have “key person” life insurance insuring the life of Mr. Buntz, and we do not presently intend to purchase such insurance.

Our future success also depends upon our ability to attract and retain highly qualified management personnel and other employees. Any difficulties in obtaining, retaining and training qualified employees could have a material adverse effect on our results of operation or financial condition. The process of identifying such personnel with the combination of skills and attributes required to carry out our strategy is often lengthy. Any difficulties in obtaining and retaining qualified managers and employees could have a material adverse effect on our results of operation or financial condition.

There is substantial doubt about our ability to continue as a going concern.

We have had net losses attributed to common shareholders for the period from inception (May 1, 2007) through October 31, 2007 in the amount of $602,716, and for the year ended October 31, 2008 of $2,090,232.  Furthermore, we had a working capital deficit as of  October 31, 2008 totaling  $1,041,796.  Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new business, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

We may be unable to obtain market acceptance of our services.

The market for residential real estate sales is well-established even though the industry is presently experiencing a glut of inventory and dramatically decreased activity and falling prices.  However, the market for non-traditional  residential real estate sales is relatively new, developing and even more uncertain.  As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for products and services are subject to tremendous uncertainty. Our future growth and financial performance will almost entirely depend upon consumers’ acceptance of our “WebDigs solution” to purchase and sell homes at discounted rates. In this regard, the failure of purchasers and sellers of residential property to accept our model  or the inability of our services to satisfy consumer expectations, would have a material adverse effect on our business, and could cause us to cease operations.

Our officers and directors, together with certain affiliates, possess controlling voting power with respect to our common stock, which could limit your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of 7,757,999 shares, representing approximately 33.1% of our common stock.  In addition, certain other significant stockholders identified on the beneficial ownership table in this filing (see Item 12, “Security Ownership of Certain Beneficial Owners and Management”) hold beneficial ownership of 2,604,946 shares representing an additional 11.2% of our common stock. As a result, our directors and officers, together with significant stockholders, will have the ability to greatly influence, if not outrightly control, our management and affairs through the election and removal of our directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.

This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your participation in our corporate matters, through stockholder votes and otherwise. As a result, the return on your investment in our common stock through the sale of your shares or our business could be adversely affected.

We rely on third parties for key aspects of the process of providing services to our customers, and any failure or interruption in the services provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little or no control over all of these third-party vendors, which increases our vulnerability to problems with the services they provide.

In addition, we license technology and related databases from third parties to facilitate aspects of our data center and connectivity operations, including, among other things, Internet traffic-management services. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could materially and negatively impact our relationship with our customers and adversely affect our brand and our business. It is possible that such errors, failures, interruptions or delays could even expose us to liabilities to our customers or other third parties.

Interruption or failure of our information technology and communications systems would impair our ability to effectively provide our services, which could in turn damage our reputation and harm our business.

Our ability to provide our services critically depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems would likely result in interruptions in our service to customers and the closings of real estate transactions from which we principally derive revenue. Accordingly, interruptions in our service would likely reduce our revenues and profits, and our brand could be damaged, perhaps irreparably, if people believe our system and services are unreliable.

To our knowledge, our systems are vulnerable to damage or interruption from terrorist or malicious attacks, floods, tornados, fires, power loss, telecommunications failures, computer viruses and other attempts to harm our systems, and similar types of events. Our data centers are subject to break-ins, sabotage and intentional acts of vandalism, and to other potential disruptions. Some of our systems are not fully redundant (i.e., backed up), and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, or a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers, could result in lengthy interruptions in our service. Any unscheduled interruption in our service would likely place a burden on our entire organization and result in an immediate loss of revenue. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and even then may not be successful in reducing the frequency or duration of unscheduled downtime.

We will continue to depend on intellectual property rights to protect our proprietary technologies, although we may not be able to successfully protect these rights.

We rely on our proprietary technology to enhance some of our service offerings. To protect this technology, we employ and rely on trademark, trade secret, and copyright law in addition to contractual restrictions and protections. While we possess copywritten software, it is entirely possible that one or more third parties may independently develop technology that is similar to our technology, or offer or sell products or services that utilize our technology. The development by others of technology that is similar to our technology, or the sale of products or services that incorporate our technology, would likely harm our competitive position and have a material adverse effect on our business.

Finally, we may determine, or a legal proceeding may result in a determination, that our intellectual property infringes the intellectual property rights of others. If our technology infringes the intellectual property rights of others, we may be subject to lawsuits and incur significant liabilities.

Our certificate of incorporation grants our Board of Directors, without any action or approval by our stockholders, the power to issue additional shares of capital stock, including the power to designate additional classes of common and preferred stock.

Our authorized capital consists of 250,000,000 shares of capital stock. Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock, that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company.

There is limited  public market for our common stock.

We commenced trading on the OTC Bulletin Board on December 22, 2008 but because of the limited number of shares currently available for public trading, the public market for our shares remains severely limited.  In June 2009, we anticipate that a significant number of our presently outstanding shares will become eligible for public trading.

We are required to comply with governmental regulations, which will increase our costs and could prohibit us from conducting business in certain jurisdictions.

We are subject to governmental regulation by federal, state and local regulatory authorities with respect to our real estate brokerage and mortgage lending operations. As is standard in the residential real estate brokerage industry, our real estate agents must be licensed. In some states, our proposed business activities are prohibited and we may not operate in those states. Eight states have “minimum service laws” that require realtors to provide a level of service that web-assisted real estate businesses typically do not provide. Eleven states outrightly prohibit rebates of real estate commissions. Governmental bodies may change the regulatory framework within which we intend to operate, without providing any recourse for adverse effects that the change may have on our business.

We can give no assurance that we will be able to comply with existing laws and regulations, that additional regulations that harm our business will not be adopted, or that we will continue to maintain our licenses, approvals or authorizations. Our failure to comply with applicable laws and regulations, or the adoption of new laws and regulations restricting our intended operations, could have a material adverse effect on our business and could cause us to cease operations.

The efforts of the National Association of Realtors or other organizations could prevent us from operating our business, and could lead to the imposition of significant restrictions on our operations.

The online residential real estate sales model generally, and the Webdigs business model specifically, is based on the assertion that full-commission real estate brokers and agents do not provide an acceptable level of value to consumers and that consumers are willing to engage in online home search activities via the Internet if they can reduce the dollar amount of commissions paid on home sales and purchases. This model is a direct and significant threat to traditional residential real estate brokers and agents.

In response to previous and ongoing efforts by discount web-assisted real estate companies, the National Association of Realtors, which represents real estate brokerages, has issued rules that attempt to block access of web-assisted real estate companies to the Multiple Listing System (MLS) and may adopt additional rules intended to reduce or eliminate competition from online discount real estate businesses such as Webdigs. Our business is dependent upon the ability to access the MLS to be competitive. We can give no assurance that the National Association of Realtors will not be successful in preventing our access to the MLS, or that it or another organization will not be successful in adopting rules or imposing other restrictions on web-assisted real estate businesses such as Webdigs. Such adoption or imposition of regulations or restrictions would have a material adverse effect on our business.

Competition in the traditional and online residential real estate industry is intense.

The residential real estate industry is highly competitive. We believe that important competitive factors in this industry include (but are not limited to) price, service, and ease of use. We presently face competition from numerous companies engaged in traditional residential real estate brokerage services and several online residential real estate sales companies, and we expect online competition to increase in the future from existing and new competitors. Most of our current and potential competitors have substantially greater financial, marketing and technical resources than us, as well as significant operating histories. Accordingly, we may not be able to compete successfully against new or existing competitors. Furthermore, competition may reduce the prices we are able to charge for our services, thereby potentially lowering revenues and margins, which would likely have a material adverse effect on our results of operation and financial condition.

The online residential real estate industry is subject to significant and rapid technological change.

The online residential real estate industry is subject to rapid innovation and technological change, shifting customer preferences, new service introductions and competition from traditional real estate brokerage firms. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Although we believe that we are offering a unique solution, there can be no assurance that our services will be competitive technologically or otherwise, or that any other services developed by us will be competitive.

Our ability to compete in this industry will depend upon, among other things, broad acceptance of our services and on our ability to continually improve current and future services we may develop to meet changing customer requirements. There can be no assurance that we will successfully identify new service or product opportunities and develop and bring to the market new and enhanced solutions in a timely manner, that such products or services will be commercially successful, that we will benefit from such development, or that products and services developed by others will not render our products and services noncompetitive or obsolete. If we are unable to penetrate markets in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced products or services do not achieve a significant degree of market acceptance, our business would be materially and adversely affected.

Our business may suffer as a result of the current downturn in the U.S. residential real estate and credit markets.

It has been widely reported that existing home sales in the U.S. market have declined, in part due to the adoption by lenders of more restrictive mortgage underwriting criteria, and in part due to a relative oversupply of new and existing housing stock. For example, there have been recent declines in average existing home sale prices and the number of residential real estate transactions in many U.S. real estate markets. As we entered 2009, there have been no signs of a widespread end to the overall real estate downturn.  If overall residential real estate transaction activity continues to decline, real estate brokerage commissions would also be expected to decline.

Also, it has been widely reported that there has been a very significant  increase in the number of homes in foreclosure in the U.S. home market, which may result in a further increase in home inventories for sale and put downward pressure on home sale prices and, correspondingly, on real estate brokerage commissions.

Declining commissions, regardless of their ultimate cause(s), would reduce the amount of revenue we earn per transaction. In the event of continued adverse conditions affecting residential real estate and credit markets, our transaction volume and commission revenues could fail to grow as we presently anticipate. Furthermore, because we currently operate in only three states (Minnesota, Wisconsin, and Florida), we could experience a more pronounced negative impact from adverse market conditions in those states than we would experience if our operations were more geographically diversified.

Consumer access to mortgage financing has been affordable and widely available by historic standards and any tightening in the availability of credit will have the potential to negatively impact our operating results.

The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability and the performance of mortgage backed securities in the secondary market. Large scale write-downs of mortgage backed securities in the secondary market have been widely reported in recent months. In addition, public reports indicate that lender underwriting criteria have become more restrictive since 2006 and may become even more restrictive in the future. There have been some significant decreases in interest rates in December, 2008 and January, 2009 but given the offsetting recessionary difficulties our  country faces, there remains a risk that the mortgage brokerage industry will continue to struggle.

We may be impacted by general economic conditions and economic conditions within the United States residential real estate market.

The residential real estate market has experienced vast fluctuations in recent times. In some years, real estate home sales are brisk, while in other years the residential real estate market has been stagnant. Our ability to attract home sellers and buyers to use our website will, in part, depend upon consumers’ willingness in general to buy or sell a home. When consumers sense that the overall economy is not doing  well,, they are less likely to make an expensive purchase such as a home.  In the Conference Board’s December 30, 2008 release of the Consumer Conference Boards’ Confidence Index, consumer confidence declined to a new all-time low of 38.0 (1985=100). If consumer sentiment about the economy continues to wane, then activity in the home sales market will also likely diminish. If real estate transactions in general decline, that will likely result in a corresponding reduction in our business and our revenues.

The growth and expansion of our business could have a negative effect on our Company.

We believe that in order to be successful, we must grow and expand our operations. To grow, we believe we must expand, train and manage our employee base, particularly our marketing, management and skilled technical personnel, within a short time period. Rapid growth will also require an increase in the level of responsibility for both existing and new management and will require us to implement and improve operational, financial and management information procedures and controls. We compete with many companies in seeking to attract qualified personnel. We can give no assurance that the management skills and systems currently in place will be adequate, we will be able to effectively manage any significant growth we experience, or we will be able to hire or assimilate new personnel necessary to pursue our growth strategy. Our inability to adequately manage growth could have a material adverse effect on us.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures were not effective due to a lack of segregation of duties in our accounting and financial functions, including financial reporting and our quarterly closing process. In our case, our failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

Important Note: The foregoing risks are not a complete list of all risks that do or may affect the results of operation, financial condition or business prospects of Webdigs, but do represent management’s understanding and belief of the material risks associated with the Company, its business and any investment in securities of the Company. In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this document, potential investors should keep in mind other possible risks that could be important. In sum, investors are urged to make their own evaluation of Webdigs.

ITEM 2.    PROPERTIES

We lease approximately 3,000 square feet of space at 3433 Broadway Street NE, Suite 501, Minneapolis, Minnesota 55413, on a month-to-month basis and at a per-month cost of approximately $3,500. The landlord for this office space is MoCo, Inc. which is a shareholder of the Company. Other than our agreement respecting our month-to-month lease, we do not have any written agreements with MoCo, Inc. The Company does rely on MoCo, Inc. to provide website development and support services to the Company. This arrangement, however, is not set forth in a written contract. Instead, MoCo, Inc. generally provides website development and support services at hourly rates that depend on the nature of the services provided. MoCo, Inc. typically bills the Company within 10-20 days after the end of each calendar month.    At October 31, 2008, the Company owed MoCo, Inc. $550,206.

Marquest Financial, Inc. vacated the property it leased at  3800 American Blvd W, Suite 1400, Bloomington, Minnesota 55431.   Marquest’s operations have been merged into the joint venture Marketplace Home Mortgage - Webdigs, LLC.  The lease expires for the Bloomington office in August 2009.  Marquest remains legally obligated for the lease through August, 2009 at approximately $5,546 per month.  Marquest’s second office lease of  approximately 1,500 square feet of office space located at 5621 Strand Blvd. Naples, Florida has been assumed by our new joint venture, Marketplace Home Mortgage - Webdigs, LLC.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During our fiscal year ended October 31, 2008, no matters were submitted to our stockholders for approval.

PART  II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

There was no established public trading market for our stock for the year ended October 31, 2008.  Our common stock was not publicly traded for the year ended October 31, 2008.

On December 19, 2008, our stock commenced trading publicly through broker-dealers on the OTC Bulletin Board.  To date, our stock is not widely traded.  We anticipate that trading activity may increase beginning June 2009, when we anticipate that restrictions will be lifted on a significant number of our presently outstanding common shares.

As of the date of this report, the Company had outstanding:  (i) 23,090,840 shares of common stock, (ii) options for the purchase of up to 600,000 shares of common stock, and (iii) warrants for the purchase of up to 200,000 shares of common stock.

The Company is aware that approximately 264,077 shares of its common stock is presently eligible for resale by stockholders without restriction under Rule 144.  The Company expects that further shares may be sold by stockholders without restriction under Rule 144 after June 20, 2009.  The Company has not agreed to register the resale of any of its outstanding or issuable securities for the benefit of its security holders.  The Company is not publicly offering, and has not publicly proposed to offer, any shares of its capital stock.

Holders

As of the date of this filing, we had approximately 210 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. Instead, we intend to use any earnings for future acquisitions and expanding our business. Nevertheless, at this time there are not any restrictions on our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on October 31, 2008, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	0	N/A	0

Restricted Stock Plan and Stock Option equity compensation plans not approved by shareholders (1) (2)	9,210,347	$0.25	None

(1)	8,610,347 shares reflected in the table were subject to our 2007 Restricted Stock Plan.

(2)
We granted a total of 600,000 stock options to three non-employee directors in May 2008.  These options grant purchase of Webdigs, Inc. common stock at $0.25 each and expire in May, 2013 (see Note 9 of the financial statements for more information).

Presently, we are not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any such compensatory options, warrants or other rights to purchase our securities.

In addition, we issued warrants to purchase up to 200,000 shares of our common stock to a lender who provided us with a $250,000 loan in December 2008 (after the conclusion of our fiscal year).  The warrants permit the lender to purchase shares of our common stock at $0.30 per share on or before December 12, 2011.

Potential Anti-Takeover Effects

Certain provisions set forth in our Amended and Restated Certificate of Incorporation, as amended, in our bylaws and in Delaware law, which are summarized below, may be deemed to have an anti-takeover effect and may delay, deter or prevent a tender offer or takeover attempt that a stockholder might consider to be in its best interests, including attempts that might result in a premium being paid over the market price for the shares held by stockholders.

Blank Check Preferred Stock. Our Certificate of Incorporation and bylaws contain provisions that permit us to issue, without any further vote or action by the stockholders, up to 125,000,000 shares of preferred stock in one or more series and, with respect to each such series, to fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series, and the preferences and relative, participating, optional and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of such series.

Special Meetings of Stockholders. Our bylaws provide that special meetings of stockholders may be called only by the chairman or by our board. Stockholders are not permitted to call a special meeting of stockholders, to require that the board call such a special meeting, or to require that our board request the calling of a special meeting of stockholders.

While the foregoing provisions of our certificate of incorporation, bylaws and Delaware law may have an anti-takeover effect, these provisions are intended to enhance the likelihood of continuity and stability in the composition of the Board of Directors and in the policies formulated by the Board of Directors and to discourage certain types of transactions that may involve an actual or threatened change of control. In that regard, these provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal. The provisions also are intended to discourage certain tactics that may be used in proxy fights. However, such provisions could have the effect of discouraging others from making tender offers for our shares and, as a consequence, they also may inhibit fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

Delaware Takeover Statute

In general, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation that is a public company from engaging in any “business combination” (as defined below) with any “interested stockholder” (defined generally as an entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with such entity or person) for a period of three years following the date that such stockholder became an interested stockholder, unless: (1) prior to such date, the Board of Directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) on consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned (x) by persons who are directors and also officers and (y) by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (3) on or subsequent to such date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 of the Delaware General Corporation Law defines “business combination” to include: (1) any merger or consolidation involving the corporation and the interested stockholder; (2) any sale, transfer, pledge or other disposition of ten percent or more of the assets of the corporation involving the interested stockholder; (3) subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder; (4) any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or (5) the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

Transfer Agent and Registrar

Our transfer agent is Florida Atlantic Stock Transfer, Inc., located at 7130 Nob Hill Road, Tamarac, Florida 33321. The transfer agent’s telephone number is (954) 726-4954. The transfer agent is registered under the Securities and Exchange Act of 1934.

Listing

Our common stock is currently traded on the OTC bulletin board under the symbol WBDG.OB.

Sales of Unregistered Securities

During fiscal 2008, we issued an aggregate total of 4,218,000 shares of common stock in a private placement exempt from registration under Rule 506 of the Securities Act of 1933.  The shares were issued to a total of 36 accredited investors and one unaccredited investor represented by a purchaser representative who represented to us that the investor, together with the purchaser representative, possessed such knowledge and experience in financial, business and tax matters so as to be capable of evaluating the relative merits and risks of an investment in our securities.  We also issued 1,200 shares for services to one individual for the year ended October 31, 2008.  In summary:

•
A total of 35 accredited investors in Minnesota acquired 3,458,000 of these shares and were sold at the per-share price of $0.25.  One accredited investor purchased 260,000 shares at the per-share price of $0.18.  Another investor (unaccredited) purchased 500,000 shares at a per share price of $0.10.   The total aggregate gross proceeds to Webdigs from these sales totaled $961,300, with net proceeds of $960,159.   All of purchasers of these shares, except the one individual referenced above, represented to us in writing that they were “accredited investors” (as defined by Rule 501 under the Securities Act of 1933), and all investors represented to us that they were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time; and

•	In October 2008, we issued 1,200 shares for services to a Company consultant. The 1,200 shares satisfied a $300 payable ($0.25 per share) to the consultant.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with  our audited consolidated  financial statements and related notes that appear elsewhere in this filing.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Webdigs, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the Item 1A of this filing should be considered in evaluating our prospects and future performance.

General Overview

Real Estate

We are a web-based, full service real estate company that offers innovative services to home buyers and sellers. We share with each buyer up to one-half (50%) of the commission we receive from the seller or listing broker, with a minimum fee of $3,000 per transaction to the Company. Using a generally accepted industry average fee of 2.7% for buyer representation, any customer purchasing a home for a price exceeding $111,000 may benefit financially from using Webdigs as the broker. Using the same 2.7% buyer’s broker fee, a customer purchasing a home for a price exceeding $222,000 will receive a commission rebate of approximately 1.35% of purchase price (or one-half of the 2.7% buyer’s brokers fee). Again using the same 2.7% buyer’s broker fee, a buyer purchasing a home with sales price between $111,000 and $222,000 will pay Webdigs a flat $3,000 broker fee with the remainder of the buyer’s broker fee being returned to him as a non-taxable rebate. We believe this gives buyers a financial incentive to use our services. We primarily target those home buyers who are willing and able to independently begin their home search on the Internet. As part of our website interface and personal service, we also offer home buyers tools to manage their purchase transactions from initial search to the closing of their purchase.

In our main Twin Cities market, we provide our home sellers with Northstar MLS listings for a flat fee of $3,000 at closing. A traditional listing (selling) broker charges 3.3% of final sale price as their fee for representing a seller. Assuming a sale price of $300,000, a Webdigs listing customer may save approximately $6,900 on his or her home sale by using Webdigs as their broker. Instead of paying a broker 3.3% of the $300,000 sale price ($9,900), the seller would pay Webdigs $3,000. The savings of $6,900 belongs to the Webdigs customer. The Northstar MLS contains listings from Minnesota, portions of western Wisconsin, northern Iowa, and eastern North and South Dakota. Our listings also appear on Realtor.com and 14 other national home-listing websites. In addition to providing home sellers with a home listing, Webdigs arranges for virtual home tours of our sellers’ homes so that the resulting virtual tour may become a part of the listing on our website. To assist with the pricing of a seller’s home, we provide a comparative market analysis to the seller and individual consultation on pricing strategies. Finally, we also provide a range of individual strategies for readying a seller’s home for sale, including appropriately staging the home. All of these sell-side services are furthered by our marketing and advertising campaign designed to drive traffic to our website.

We currently offer our services in three states—Minnesota, Wisconsin, and Florida. When we represent buyers, we share with them up to one-half of our buyer broker commission, which we receive from the seller or listing broker. For the fiscal year ended October 31, 2008, our closed buy-side transaction gross revenue exceeded $567,000, from which we have earned net commissions of $252,000, an average of about $3,300 per transaction.  For the fiscal year ended October 31, 2008, we closed 79 transactions in representation of buyers and 20 transactions in representation of sellers.   Our clients in these “buy” transactions received rebates totaling $315,000, an average of nearly $4,000.  Our aggregate net revenue from our listing (sellers) totaled $58,000 during the same fiscal year ended October 31, 2008.    We also recorded $34,000 in revenues from miscellaneous processing and administration fees.

Although there are accepted norms, the amount of the commission that we receive on a transaction depends on the price of the home and percentage commission offered to the buyer’s broker by the seller or listing broker. Generally speaking, when choosing a percentage commission to offer to buyer brokers, a seller or listing broker may consider factors such as the general state of the local housing market, how long the home has been on the market and how much the seller or listing broker values the services of buyer’s brokers. For the fiscal year ended October 31, 2008, we received on average a net buyer’s broker commission equal to 1.1% of the average $297,000 purchase price our customers have paid for their new homes.  For our listing (selling) clients, our listing commissions (which includes a $295 administrative fee) averaged about 0.95% of the price of the 20 homes we had sold in the fiscal year ended October 31, 2008.

Currently, our revenues consist primarily of web-assisted real estate brokerage commissions received, as agents in residential real estate transactions, at the time a real estate transaction closes. We record revenues as gross revenue. Consumer rebates and third-party agent commissions paid to buyer’s brokers (in those instances where we represent the seller of a home) are treated as offsetting reductions to gross revenue. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of (1) the home purchase price and percentage commission we receive on each transaction and (2) the fee income we receive from mortgage loan origination.

In addition to traditional financial measures, we use several tools to monitor the overall health of our real estate business. Some of the key performance indicators we use are the following: website traffic, daily number of contacts initiated by potential customers, number of new customers (i.e., both buyers and sellers) added weekly, weekly number of transactions closed, and overall pipeline of active customers. We also monitor daily cash flow, the average time it takes to close a transaction (i.e., time elapsed between the creation of a customer relationship and the closing date for a transaction related to that customer).

Since we commenced our real estate broker operations after the U.S. housing industry had already entered its well publicized slump, it is difficult to assess the affect the real estate industry’s difficulties have had on our ability to grow our business. We do believe our brokerage model, with the lower prices we offer, will be seen favorably by customers looking to save money when buying or selling a home in a difficult market.

As one positive piece of news in our largest market (Twin Cities), the Minneapolis Star Tribune on January 15, 2009 published an article stating that pending sales over the second half of 2008 increased by 15.7% in 2008 versus 2007.  The same Star Tribune article cited a second piece of positive news for buyers in the Twin Cities, namely a 4.1% drop in the median home price of traditional sales (excluding foreclosures or lender mediated sales) in 2008 versus 2007.  We believe that these two factors, coupled with currently low interest rates, should help the Twin Cities market stabilize in 2009.

Mortgage and Insurance

For the first nine months of our fiscal year ended October 31, 2008, our two wholly owned mortgage subsidiaries, Home Equity Advisors, LLC and Marquest Financial, Inc. provided us with mortgage brokerage revenue.   Starting in August, 2008 we began generating mortgage income through our investment in our mortgage joint venture, Marketplace Home Mortgage - Webdigs, LLC (MHMW).  MHMW has its own staff of mortgage loan officers that obtain mortgages for customers who are refinancing existing mortgages or obtaining new mortgages. MHMW bears no risk of loan default nor determines loan eligibility. All mortgage fee income is paid by the loan underwriter (typically a large bank) to MHMW for finding the customer and processing the paperwork for the loan.

There are two types of fees paid by banks to MHMW for its work as a mortgage broker. The first is loan origination fees, which may be considered as commissions. Typically, loan origination fees are a percentage of the total value of the loan. A second fee source is referred to as “yield spread premium.” In certain cases, a mortgage broker might find it possible to increase the interest rate charged on a mortgage above the rate considered acceptable by the bank. In those cases, the bank will pay a second fee “yield spread premium” to the mortgage broker for obtaining a more favorable interest rate for the bank.  The ability to earn a “yield spread premium” has become more difficult in the last few months due to market pressures.   A 1% loan origination fee is considered average by the U.S. mortgage industry. Yield spread premiums are also occasionally paid by mortgage underwriters. When they are earned, a typical yield spread would range from 0% to 1%.

Our mortgage joint venture operates separately from real estate and is experiencing revenue growth compared to the same period of our fiscal year ended October 31, 2008.  We believe that this is particularly due to the fact that interest rates on 30-year fixed rate mortgages are very favorable to borrowers who can qualify.  As Webdigs real estate brokerage revenues grow, we expect that the mortgage originations generated by MHMW for home purchases will grow correspondingly.  Our Webdigs real estate team and the MHMW mortgage team work closely together, which provides benefits to us and to our customers (primarily real estate customers) who are able to efficiently communicate with the integrated Webdigs real estate and mortgage teams.

To further enhance cash flow and provide convenience to our real estate customers, we have recently obtained approval from the Commissioner of Insurance in Minnesota to refer Webdigs real estate customers to an unaffiliated insurance broker for quotes on their home and other personal insurance policies. Should a referred customer end up purchasing insurance through our referral, the Company will receive a commission for the referral.

Significant Trends and Uncertainties

We are experiencing sales growth but do face significant liquidity constraints due to the costs associated with developing our real estate business. Since inception (May 1, 2007) to October 31, 2008 we have incurred a net loss totaling $2,692,948. As mentioned in more detail below and elsewhere in this filing, we will require additional financing to maintain operations and to achieve our expansion goals. If our efforts to raise additional capital take longer than we expect or we are unsuccessful in securing capital, we expect to decrease our advertising, identify other areas to reduce current costs, and concentrate on continuing to build market share and real estate revenue in the Minneapolis-St. Paul metropolitan area and Wisconsin. As part of this plan, we would intend to have our Florida real estate operations continue for as long as possible, even in a diminished capacity, if necessary. We do expect, however, that we would cease operating in Florida prior to any significant reduction in operation in Minneapolis-St. Paul or Wisconsin. Due to the difficult markets for obtaining equity and debt financing, we are exploring a wide variety of potential financing sources and arrangements.

In addition to the uncertainties surrounding our cash and liquidity situation, current real estate and credit market conditions present a significant uncertainty for our business.  We believe that our business in the latter parts of fiscal 2008 was adversely affected by the well publicized problems in these markets, resulting in lower real estate activity and fewer real estate brokerage transactions.  Dramatic declines in the housing market during 2008, with falling home prices, decreasing home sales volume, and increasing foreclosures and unemployment, have resulted in many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers (including other financial institutions).  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  Our business and our viability may be threatened if these adverse conditions persist into the summer of 2009.

Results of Operation

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

Selected financial information about our operations by segment for the fiscal year ended October 31, 2008 and for the period from inception (May 1, 2007) to October 31, 2007 is as follows:

	Real Estate	Mortgage	Corporate
	Brokerage	Brokerage	& Other	Total
Year Ended October 31, 2008
Revenues	$344,209	$538,579	$-	$882,788
Operating loss	(1,129,413)	(208,893)	(735,296)	(2,073,602)
Equity in loss from MHMW	-	(9,064)	-	(9,064)
Interest expense	285	7,281	-	7,566
Depreciation & amortization	147,803	65,964	-	213,767
Identifiable net assets	322,499	91,736	39,984	454,219
Capital expenditures	15,938	2,278	-	18,216

For the period from Inception (May 1, 2007) to October 31, 2007
Revenues	$6,400	$93,454	$-	$99,854
Operating loss	(305,220)	(70,267)	(227,229)	(602,716)
Equity in loss from MHMW	-	-	-	-
Interest expense	-	-	-	-
Depreciation & amortization	11,486	3,425	1,492	16,403
Identifiable net assets	412,030	187,372	157,892	757,294
Capital expenditures	413,516	-	17,386	430,902

Consolidated net revenues for the year ended October 31, 2008 totaled $882,788, representing a 784% increase over the $99,854 in net revenues for the period from inception (May 1, 2007) to October 31, 2007. After deducting customer rebates and third-party agent commissions, we finished our first full year of operation with almost $345,000 in real estate brokerage revenue compared to $6,400 for the period from inception (May 1, 2007) to October 31, 2007.    We believe that this marks for us a solid start to our overall goal of becoming a value-driven national full-service web-assisted real estate broker.  During fiscal 2008, we closed 79 transactions in representation of buyers and 20 transactions representing sellers, in comparison to having closed only two transactions during the period from inception (May 1, 2007) to October 31, 2007.  On a percentage basis, our real estate brokerage revenues grew by 5,278% on a period-to-period basis for the fiscal year ended October 31, 2008.  Mortgage brokerage revenue growth of 476% over the same period would have been even greater had we not shifted our mortgage brokerage operations to our Marketplace Home Mortgage - Webdigs joint venture on August 1, 2008, three months prior to the end of our fiscal year.

As we look ahead for fiscal year 2009, we expect continued growth in real estate revenues and steady growth in mortgage brokerage transactions.  From a financial reporting standpoint, only the real estate brokerage revenue growth will be directly visible on our financial statements.   No  mortgage revenue will be directly reflected in our financial statements due to our participation in the Marketplace Home Mortgage - Webdigs LLC (MHMW) joint venture.  MHMW’s financial results will not be consolidated with Webdigs, Inc. financial statements and will be accounted for under the equity method of accounting for investments.

Our total operating expenses for fiscal 2008 aggregated to $2,956,390 compared to $702,570 for the period from inception (May 1, 2007) to October 31, 2007, amounting to a 321%  period-to-period increase.  General and administrative expenses and selling expenses together comprise our operating expenses.

Selling expenses consisted of advertising and promotion, website maintenance, selling-related compensation expense, non-cash depreciation and amortization expense, and other general selling expenses, all of which aggregated to $2,095,932 for fiscal 2008 compared to $385,955 for the period from inception (May 1, 2007) to October 31, 2007.  In the year ended October 31, 2008, we placed significant emphasis on building our Webdigs brand through advertising.  We invested considerable time and money in a multi-faceted advertising campaign that used a mix of media, including the Internet, television, print, radio, direct-mail, outdoor signage and various moveable signage at various times throughout the year. More specifically, we spent $523,572 on advertising and promotion and $374,678 on website maintenance for the year ended October 31, 2008.  In the period from inception (May 1, 2007) to October 31, 2007, these expenses were significantly less.  In particular, we incurred advertising and promotion expenses of $150,599 and website maintenance expenses of $39,333 (excluding $413,516 invested in website development which was capitalized).  We believe that our advertising, promotion and website maintenance expenses will enhance our business performance in the current fiscal year and beyond.

In addition to advertising, promotion and website maintenance expenses, we incurred selling-related compensation expenses of $743,562 for the year ended October 31, 2008 compared to $149,703 for the period from inception (May 1, 2007) to October 31, 2007.  These compensation costs include wages, commissions, bonuses, and payroll fringe benefits.  The increase can be mainly attributed to our increased staffing during fiscal 2008, and the fact that we operated over a full 12 months in the year ended October 31, 2008 versus only six months in the period from inception (May 1, 2007) to October 31, 2007.   Our non-cash depreciation expense was $22,031 and amortization expense was $191,736 for fiscal 2008, compared to depreciation expense of $1,492 and amortization expense of $14,911 incurred from inception (May 1, 2007) through October 31, 2007.    Amortization expense increased due primarily to the fact that for the fiscal year ended October 31, 2008, we had a full 12 months of amortization for our intangible assets: our Webdigs real estate website and customer lists (acquired via Marquest Financial, Inc, and Home Equity Advisors acquisitions).

We incurred $860,458 in general and administrative (G&A) expenses for the year ended October 31, 2008 compared to $316,615 incurred for the shorter period from inception (May 1, 2007) to October 31, 2007, representing a $543,843 period-to-period increase.   The largest component of our fiscal 2008 and 2007 G&A expense was share-based compensation expense related to the vesting of  restricted shares to founding members in July and October 2007 and our May 2008 award of stock options to our non-employee directors.  Together, these non-cash expenses totaled $213,145 for fiscal 2008 compared to $178,970 for the period from inception (May 1, 2007) to October 31, 2007.

Other significant items of expense during fiscal 2008 included rent ($157,228), which includes an accrued expense of $55,913 for rent owed on the balance of the operating lease Marquest Financial held on its Bloomington, MN office premises.  The Bloomington office lease did not form part of the joint venture agreement to create Marketplace Home Mortgage - Webdigs, LLC.  In the period from inception (May 1, 2007) to October 31, 2007, rent was only $9,073.  Audit fees of $104,893, legal fees of $72,541 and cash compensation expenses of $210,503 were the other major items of G&A expense during fiscal 2008.  For the most part, the audit and legal fees incurred (total of $177,434) relate to our decision to become a public reporting company.  For the period from inception (May 1, 2007) to October 31, 2007, these expenses were significantly less.  Our fiscal 2007 combined legal and audit expenses were $61,733 and our cash compensation expenses were $23,396.  The remaining $102,148 of G&A expense during fiscal 2008 was composed of contracted temporary staffing ($32,828), directors and officers insurance ($26,936), accounting fees ($13,766) and miscellaneous office expenses including items such as supplies, licenses and other miscellaneous costs ($28,618).

Although we anticipate positive results from our newly created Marketplace Home Mortgage – Webdigs, LLC joint venture, during the period from its inception (August 1, 2008) to October 31, 2008, the entity recorded a net loss of $20,048.  Our 49% share of the joint venture’s net loss was $9,824.  Offsetting the loss slightly was a $760 deferred gain resulting from the difference between the book value of assets transferred to the new joint venture compared to the fair value that was credited the Company (see note 4 of the financial statements for more information).  The net result of our first ever quarter of operations of Marketplace Home Mortgage – Webdigs, LLC was therefore a net loss of $9,064.

For the year ended October 31, 2008, we recorded interest expense of $7,566.  Nearly the entire amount of this charge relates to interest charges recorded on a capital lease we held in the past year for office equipment.  A portion of this capital lease obligation has been transferred to Marketplace Home Mortgage – Webdigs, LLC as part of the creation of the joint venture so capital lease interest expense will be lower in fiscal year 2009.  The Company had no interest-bearing debts for the comparable period.

Assets and Employees; Research and Development

Our primary assets are cash and intellectual-property rights, which are the foundation for our services. At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term. Neither do we anticipate any imminent or significant changes in the number of our employees. We may, however, increase the number of independent contractor real estate agents upon whom we rely to provide personal services in the event that we expand into other markets or our business in our current markets significantly increases.

We expect that we will invest time, effort and expense in the continued refinement of our website and user interface. We spent approximately $375,000 in the year ended October 31, 2008 towards this end and all of these costs have been expensed. We intend to reduce our cash outlay for web improvements in the upcoming fiscal year, however, we still expect to enhance our website to meet our goal of offering our customers an outstanding real estate search and education resource.

Liquidity and Capital Resources; Anticipated Financing Needs

For the year ended October 31, 2008, we incurred a net operating loss of $2,090,232.  These losses funded technology development, marketing and advertising, business development and other activities as discussed above.  In the period from inception (May 1, 2007) to October 31, 2007, our operating losses were $602,716.  In the most recent year ended October 31, 2008 we funded operating losses primarily through cash of $960,159 received from sales of our Webdigs common stock through private placements and through our vendors via increased accounts payable ($554,750).  For the period from inception (May 1, 2007) to October 31, 2007, an increase in accounts payable contributed $318,355 to fund operations.

On an aggregate level, cash used in operations was $1,019,515 for the year ended October 31, 2008 and $56,881 in the period from inception (May 1, 2007) to October 31, 2007.  Offsetting the operating losses in each period were the previously mentioned increases in accounts payable, non-cash expenses for depreciation and amortization ($213,767 versus $16,403), share-based compensation ($213,145 versus $178,970) and accrued expenses ($80,267 versus $34,656) for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007 respectively.

Cash outflows from investing activities were $18,216 in the year ended October 31, 2008 compared to $395,520 for the period from inception (May 1, 2007) to October 31, 2007.   Investments in the year ended October 31, 2008 were limited to $18,216 in purchases of computer and office equipment.   For the period from inception (May 1, 2007) to October 31, 2007, we invested $413,516 in the creation of our webdigs.com website and $17,386 in equipment and fixtures, offset by cash received of $35,474 from the Marquest acquisition and the Select Video merger.

In the year ended October 31, 2008, we raised $960,159 from private placement sales of our common stock compared to $553,937 for the period from inception (May 1, 2007) to October 31, 2007.  In each year, an increase in due to officer (related to business expenses and consulting fees) contributed additional financing: $9,676 in the year ended October 31, 2008 and $17,601 from the period from inception (May 1, 2007) to October 31, 2007.

We  issued 4,218,000 common shares in exchange for the $960,159 we raised from private placement sales in the year ended October 31, 2008 compared to 6,639,530 common shares for the $553,937 we raised from private placement sales during the period from inception (May 1, 2007) to October 31, 2007.   We finished the year ended October 31, 2008 with $37,802 in cash and cash equivalent compared to $113,280 for the period ended October 31, 2007.

Given our low cash position, our near term focus in fiscal 2009 will be creating some positive operating cash flow from our web-assisted real estate brokerage and mortgage brokerage operations.  We believe that our projected revenue growth during the current fiscal year should generate sufficient capital to fund our operations beyond September, 2009, based in part on extended payment terms that we have negotiated or obtained with our vendors and in part on effective working capital management.  As our core brokerage operations grow and provide us with a solid positive monthly cash flow, we expect that towards the end of the fiscal year or beginning of the next fiscal year (starting November 2009) we will seek $5 to $6 million to fund expansion.   If we succeed in raising such amount, we believe that we would have sufficient capital to fund our operations through October 31, 2011.  Thereafter, however, we would likely require additional financing to fund any significant expansion in our operations.

In December 2008, we obtained a $250,000 loan from Lantern Advisers, LLC (a Minnesota limited liability company) that accrues interest at a rate of 12% per annum.  As a result of this loan, we obtained net proceeds of $226,000 after deduction of legal fees earlier accrued and legal fees relating to the loan transaction.  Presently, and based on certain assumptions relating to extended payment terms we have obtained from vendors (see below), we expect that the net proceeds from this loan will provide us with working capital sufficient to fund our current operations through the first three calendar quarters of 2009 (September 30, 2009), when the loan matures and becomes fully due and payable. In addition, as indicated above, we have obtained express or tacit extended payment agreements with our vendors relating to an aggregate of $650,000 in payables that are presently due.  In those cases where we do not have an express agreement with vendors, it is possible that a vendor may demand payment or refuse to provide services that are critical to the ability of the Company to either continue to operate or to timely file  required reports with the SEC.  If any such risk materializes, it would likely decrease our likelihood of obtaining financing on terms acceptable to us, if at all.  In addition, if we fail to reach sales revenue objectives (for any reason, including due to continued poor real estate and credit market conditions beyond our control), additional financing may not be available on terms favorable to us, if at all.

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

During the period from inception (May 1, 2007) to October 31, 2007, we awarded certain key employees shares of restricted common stock as a form of compensation. In total, we issued 8,610,347 shares to key employees. The total value of all restricted stock awarded (utilizing the principles of SFAS 123(R), discussed below under the caption “Critical Accounting Policies”) was $463,360. There were no additional restricted stock awards made for the year ended October 31, 2008.  Using the vesting schedule applicable to each individual grant of restricted stock, compensation expense recorded for the year ended October 31, 2008 and for period from inception (May 1, 2007) to October 31, 2007, totaled $166,908 and $93,970, respectively.  During the period ended October 31, 2007, 1,627,736 shares with a fair value of $3,992 were forfeited due to the departure of two key employees prior to the lapse of forfeiture restrictions on the shares of restricted stock. The remaining unvested shares awarded, having a total valuation at grant date of $198,490.  All these remaining shares will vest in the upcoming year ending October 31, 2009.  As they vest, they will be accounted for as additional compensation expense.

Effective as of May 7, 2008, we granted options to three non-employee directors as a means of inducing them to join the Board of Directors, giving each of them the right to purchase up to 200,000 shares of common stock at the per-share price of $0.25. These options may be exercised, to the extent vested, at any time prior to May 7, 2013. Rights to purchase one-half of the shares issuable under the options vested immediately upon issuance, with the remaining rights scheduled to vest in two equal annual installments on each of May 7, 2009 and 2010. Under SFAS No. 123(R), for stock-based awards granted after January 1, 2006, we recognized compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model of $46,237 for the year ended October 31, 2008. Black-Scholes is used to determine the fair value for options issued to both employees and non-employees. The estimated fair value of these stock option grants was $73,979.  We will record the remaining $27,742 as stock compensation expense over the vesting period until May 7, 2010.

In December 2008, we issued a warrant to a lender (Lantern Advisers, LLC) providing the lender with the right to purchase up to 200,000 common shares at $0.30 per share exercise price on or before December 12, 2011.  In addition, we issued 200,000 shares of common stock to the lender and the $250,000 promissory note issued to evidence the related loan permits the lender, to convert amounts due under the loan into Webdigs common shares at a price equal to 75% of the lowest bid price of the five days preceding conversion.  The loan terms require repayment on or before September 30, 2009.  We will record expenses in the first quarter of our current fiscal year for these instruments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate these estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our significant estimates are:

•	determining the life of our website and customer list intangible assets
•	determining some of the inputs for our stock option fair value calculation, and
•	assessing the valuation allowance for income taxes.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition. Our web-assisted real estate brokerage business recognizes revenue at the closing of a real estate transaction. Commissions and rebates due to third-party real estate agents or consumers are accrued at the time of closing and treated as an offset to gross revenues. Our mortgage brokerage business recognizes commissions received and loan fees earned at the time a mortgage loan closes.  There is no judgment or estimating in our revenue recognition model.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.    We currently have a full valuation allowance against our deferred tax assets because it is not more likely than  not  with our current losses and expected continued losses that these assets will be realizable.

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

Share-Based Compensation. The Company accounts for stock incentive plans under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payments, which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007 under Statement 123(R) includes compensation cost for restricted stock awards and stock options.  The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.   Due to our limited operating history and trading of our common stock, expected terms and volatility have been determined from other comparable companies to Webdigs.

 Intangible Assets. We have two types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate broker operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized according to provision in Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs (EITF 00-2), and AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs totaled $413,516 from inception (May 1, 2007) to October 31, 2007. Amortization is on a straight-line method over the estimated useful life of the website of 3 years.   No additional costs were capitalized for the year ended October 31, 2008.   All costs incurred in 2008 relating to the website were determined to be operational type costs and were properly expensed.

Customer Lists
The Company accounts for customer lists under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the lists estimated 2-3 year life.

The Company assessed impairment of these two intangible assets at October 31, 2008 and determined that there was no impairment.

Commissions and Fees Receivable.  Loan commissions and fees receivable are recorded at the amount the Company expects to collect on loans or real estate transactions closed.  These receivables represent broker commission balances due the Company from investors/lenders or listing real estate brokers and usually are settled within 10-15 days after closing.

The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a loan closes.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.  Historically, the Company has not experienced significant losses related to receivables from individual customers.  At October 31, 2008 and 2007, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

Office Equipment and Fixtures.  Office equipment and fixtures are recorded at cost.  Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

Office equipment	2 to 5 years
Furniture and fixtures	3 to 7 years

Segment Information.  SFAS No. 131 Disclosure About Segments of an Enterprise and Related Information defines operating segments as components of a company about which separate financial information must be provided is evaluated regularly by the chief decision maker in deciding how to allocate resources and assess performance.  The Company has identified two operating segments: web-assisted real estate brokerage and mortgage brokerage.

Recently Issued  Accounting  Pronouncements.  In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments.

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons.  We expect revenues in each quarter to be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing.  A typical real estate transaction has a 30-day lag between contract signing and  closing of the transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED OCTOBER 31, 2008 AND THE PERIOD FROM INCEPTION
 (MAY 1, 2007) TO OCTOBER 31, 2007

WEBDIGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Webdigs, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Webdigs, Inc. as of October 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webdigs, Inc. as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations since its inception on May 1, 2007 and its total liabilities exceed its total assets.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O’Connor, LLC

Minneapolis, Minnesota
January 29, 2009

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS
October 31, 2008 and 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$37,802	$113,280
Commissions and fees receivable	12,467	12,255
Prepaid expenses and deposits	14,011	19,192
Other current assets	6,125	-

Total current assets	70,405	144,727

Investment in Marketplace Home Mortgage - Webdigs, LLC	2,182	-

Office equipment and fixtures, net	30,202	55,699

Intangible assets, net	351,430	556,868

Total assets	$454,219	$757,294

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
October 31, 2008 and 2007

	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of capital lease obligations	$3,828	$8,929
Accounts payable	377,538	98,581
Accounts payable - minority stockholder	550,206	274,413
Due to officers	27,277	17,601
Accrued expenses:
Professional fees	50,000	50,000
Payroll and commissions	32,269	11,183
Lease expenses for vacated office space	55,913	-
Other	15,170	11,902

Total current liabilities	1,112,201	472,609

Capital lease obligations, less current portion	10,431	36,470

Total liabilities	1,122,632	509,079

Stockholders' equity (deficit)
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as either common or preferred stock; 22,308,711 and 18,442,840 common shares issued and outstanding at October 31, 2008 and 2007, respectively.	22,309	18,443
Additional paid-in capital	2,002,226	832,488
Accumulated deficit	(2,692,948)	(602,716)

Total stockholders' equity (deficit)	(668,413)	248,215

Total liabilities and stockholders' equity (deficit)	$454,219	$757,294

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended October 31, 2008 and For the Period From
Inception (May 1, 2007) to October 31, 2007

	2008	2007

Revenue:
Gross revenue	$1,220,041	$105,675
Less: customer rebates and third-party agent commissions	(337,253)	(5,821)

Net revenues	882,788	99,854

Operating expenses:
Selling	2,095,932	385,955
General and administrative	860,458	316,615

Total operating expenses	2,956,390	702,570

Operating loss	(2,073,602)	(602,716)

Other income (expense):
Equity in loss from Marketplace Home Mortgage Webdigs, LLC	(9,064)	-
Interest expense	(7,566)	-
Total other income (expense)	(16,630)	-

Net loss before income taxes	(2,090,232)	(602,716)

Income tax provision	-	-

Net loss	$(2,090,232)	$(602,716)

Net loss per common share - basic and diluted	$(0.10)	$(0.06)

Weighted average common shares outstanding - basic and diluted	21,071,802	9,359,494

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended October 31, 2008 and For the Period From
Inception (May 1, 2007) to October 31, 2007

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at inception (May 1, 2007)	-	$-	$-	$-	$-

Issuance of founders' shares	4,403,020	4,403	6,097	-	10,500

Restricted common stock awards - no immediate vesting	8,610,347	8,610	(8,610)	-	-

Shares issued to acquire Home Equity Advisors, LLC	260,920	261	31,739	-	32,000

Shares issued to acquire Marquest Financial, Inc.	260,920	261	63,739	-	64,000

Shares issued in private placement offering net of issuance costs of $6,563, pre-merger	1,936,510	1,936	466,501	-	468,437

Shares issued to officer (CEO) in lieu of cash compensation	346,534	347	84,653	-	85,000

Preferred dividends paid prior to the reverse merger with Select Video, Inc.	-	-	(5,857)	-	(5,857)

Recapitalization of shares issued by Select Video, Inc. prior to the merger	3,952,325	3,952	23,929	-	27,881

Shares issued in private placement offering, post-merger	300,000	300	74,700	-	75,000

Compensation related to vesting of restricted common stock awards, net of forfeitures	(1,627,736)	(1,627)	95,597	-	93,970

Net loss for the period from inception (May 1, 2007) to October 31, 2007	-	-	-	(602,716)	(602,716)

Balances, October 31, 2007	18,442,840	18,443	832,488	(602,716)	248,215

Directors stock option compensation	-	-	46,237	-	46,237

Common stock issued for services	1,200	1	299	-	300

Shares issued in private placement offering, net of $1,141 for issuance costs	4,218,000	4,218	955,941	-	960,159

Compensation related to vesting of restricted common stock awards, net of forfeitures	(353,329)	(353)	167,261	-	166,908

Net loss for the year ended October 31, 2008	-	-	-	(2,090,232)	(2,090,232)

Balances, October 31, 2008	22,308,711	$22,309	$2,002,226	$(2,692,948)	$(668,413)

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended October 31, 2008 and for the period from
Inception (May 1, 2007) to October 31, 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(2,090,232)	$(602,716)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	22,031	1,492
Amortization	191,736	14,911
Equity in the loss of Marketplace Home Mortgage - Webdigs, LLC	9,064	-
Share-based compensation	213,145	178,970
Loss on disposition of office equipment and fixtures	580	-
Common stock issued for services	300	-
Changes in operating assets and liabilities:
Commissions and fees receivable	(212)	6,288
Prepaid expenses and deposits	5,181	(8,837)
Other current assets	(6,125)	-
Accounts payable	278,957	43,942
Accounts payable - minority stockholder	275,793	274,413
Accrued expenses	80,267	34,656
Net cash flows used in operating activities	(1,019,515)	(56,881)

Cash flows from investing activities:
Payments for web-site development costs	-	(413,516)
Purchase of equipment and fixtures	(18,216)	(17,386)
Cash paid in connection with acquisition of HEA, net of cash acquired totaling $1,896	-	(92)
Cash acquired with acquisition of Marquest, net of legal costs of $560	-	7,593
Cash obtained from reverse merger with Select Video, Inc.	-	27,881
Net cash flows used in investing activities	(18,216)	(395,520)

Cash flows from financing activities:
Payment of preferred dividends	-	(5,857)
Issuance of common stock, net of issuance costs of $1,141 and $6,563, respectively	960,159	553,937
Increase in due to officer	9,676	17,601
Principal payments on capital lease obligations	(7,582)	-
Net cash flows provided by financing activities	962,253	565,681

Net change in cash and cash equivalents	(75,478)	113,280

Cash and cash equivalents, beginning of period	113,280	-

Cash and cash equivalents, end of period	$37,802	$113,280

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Webdigs, Inc. (“the Company”) was incorporated on May 25, 1994 under the name of Select Video, Inc. The Company changed to its current name on October 23, 2007.  Select Video, Inc. was an inactive shell from February 29, 2000 to October 24, 2007 when they entered into an Agreement and Plan of Merger and Reorganization whereby it agreed to issue 15,818,251 shares of its common stock to its subsidiary Select Video Acquisition, LLC which in-turn used those shares to acquire all of the outstanding units of Webdigs, LLC, a private company organized in the state of Minnesota resulting in Webdigs, LLC as the surviving entity. Webdigs, LLC, based in Minneapolis, MN, was organized on May 1, 2007 and consists of two strategic operating segments; (1) mortgage broker, assisting homeowners in refinancing their home mortgages and assisting new home buyers in qualifying for home mortgages and brokering the financing, (2) web-assisted real estate broker, offering the same customer experience as a full service broker utilizing a flat fee structure for listing services to their selling customers and a graduated fee structure for their buying customers by rebating up to  two-thirds of its broker commissions. The mortgage broker segment operates as an unconsolidated joint venture under the name of Marketplace Home Mortgage - Webdigs, LLC.  The online real estate broker segment operates as Webdigs, LLC.

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

The accompanying consolidated financial statements as of October 31, 2007 present the historical financial information of Webdigs, LLC from the period from inception (May 1, 2007) to October 31, 2007 consolidated with Webdigs, Inc. from the date reorganization (October 24, 2007) to October 31, 2007.   The accompanying consolidated financial statements as of October 31, 2008 present the historical financial information of Webdigs, Inc. consolidated with its wholly owned subsidiary: Webdigs, LLC, and its subsidiaries 1) HEA, LLC, 2) Marquest Financial, Inc. and 3) Credit Garage, LLC.

Basis of Consolidation

The consolidated financial statements for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes wholly owned subsidiaries of Marquest Financial, Inc., Home Equity Advisors, LLC, and Credit Garage, LLC.  Investment in Marketplace Home Mortgage - Webdigs, LLC (49% ownership) is recorded on the equity method.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

Segment Information

SFAS No. 131 Disclosure About Segments of an Enterprise and Related Information defines operating segments as components of a company about which separate financial information is evaluated regularly by the chief decision maker in deciding how to allocate resources and assess performance.  The Company has identified two operating segments: web-assisted real estate brokerage and mortgage brokerage.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, commissions and fees receivable, accounts payable, accrued expenses and capital lease obligations.  Pursuant to Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company considers the carrying value of its financial instruments in the consolidated financial statements to approximate fair value due to their short-term nature.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents.

Commissions and Fees Receivable

Loan commissions and fees receivable are recorded at the amount the Company expects to collect on loans or real estate transactions closed.  These receivables represent broker commission balances due the Company from investors/lenders or listing real estate brokers and usually are settled within 10-15 days after closing.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a loan closes.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.  Historically, the Company has not experienced significant losses related to receivables from individual customers.  At October 31, 2008 and 2007, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

Intangible Assets

The Company has two types of  intangible assets:

Website Development

The primary interface with the customer in the Company’s online real estate broker operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized according to provisions in Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs (EITF 00-2), and AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  These capitalized costs totaled $0 and $413,516 for the year ended October 31, 2008 and the period from inception (May 1, 2007) to  October 31, 2007, respectively.  Amortization is on a straight-line basis over the estimated 3 year useful life of the website.

Customer Lists

The Company accounts for customer lists under Statement of Financial Accounting Statements ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the estimated lives of 2-3 years.

Office Equipment and Fixtures

Office equipment and fixtures are recorded at cost.  Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

Office equipment	2 to 5 years
Furniture and fixtures	3 to 7 years

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

Investment in Marketplace Home Mortgage – Webdigs, LLC

On August 1, 2008, the Company contributed non-cash assets into a joint venture created with Marketplace Home Mortgage, LLC for a 49% ownership interest (see Note 4). The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and for its 49% share of the income of the joint venture, and a reduction in its investment for its 49% share of any losses of the joint venture or disbursements of profits from the joint venture.

Impairment of Long-Lived Assets

In accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as website development costs, furniture, equipment and customer lists, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition

The Company’s mortgage brokerage business recognizes commission revenues and loan fees earned at the time a mortgage loan closes.

The real estate brokerage business recognizes revenue at the closing of a real estate transaction.  Commissions and rebates due to third party real estate agents or consumers are accrued at the time of closing and treated as an offset to gross revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007, there were no adjustments to net loss to arrive at comprehensive loss.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

Income Taxes

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

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Share-Based Compensation

The Company accounts for stock incentive plans under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payments, which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007 under Statement 123(R) includes compensation cost for restricted stock awards and stock options.  The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Advertising

The Company expenses advertising costs as incurred.  Advertising expense amounted to $523,572 and $150,599 for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007, respectively.

Concentrations, Risks and Uncertainties

Instability of the Housing and Mortgage Sectors in the Company’s Regional Markets:

The Company’s operations are concentrated within the mortgage origination and real estate brokerage industries throughout the Unites States and its prospects for success are tied indirectly to interest rates and the general housing and business climates in these regions.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

Cash Deposits in Excess of Federally Insured Limits:

The Company maintains cash balances at two financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the cash balances in these accounts may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents.

Recently Issued  Accounting  Pronouncements

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments.

2            GOING CONCERN

The Company has incurred significant operating losses for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007.  At October 31, 2008, the Company reports a negative working capital position of $1,041,796, an accumulated deficit of $2,692,648 and a  stockholder’s deficit of $668,413.  It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to seek additional financing, which could involve the issuance of equity, debt and/or equity-linked securities.  The Company is also looking to reduce advertising expenditures and increase revenues through its existing customer base and website traffic.

3            ACQUISITIONS

The following 2007 acquisitions were accounted for as a purchase in accordance with the Statement of Financial Accounting Standards No. 141, Business Combinations; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values determined by the Company’s management based upon information currently available and on current assumptions as to future operations.

HEA

On July 15, 2007, the Company (then operating as Webdigs, LLC) acquired all issued and outstanding units of HEA for a total purchase price of $32,000 by issuing 64,000 member units valued at $0.50 per unit.  The 64,000 units were converted into 260,920 shares of common stock on October 24, 2007 in connection with the reverse merger.  The Company also incurred acquisition costs of $1,998.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

The total purchase consideration of $33,998 was allocated to the acquired assets and liabilities assumed, including identifiable intangible assets, based on their estimated fair values at the acquisition date.  The allocation of the purchase consideration was as follows:

Cash	$1,896
Commissions receivable	15,543
Office equipment	900
Customer lists	27,404
Accounts payable and accrued expenses	(11,745)

$33,998

Marquest

On October 22, 2007, the Company (then operating as Webdigs, LLC) acquired all issued and outstanding shares of Marquest for $64,000 by issuing 64,000 member units valued at $1.00 per unit.  The 64,000 units were converted into 260,920 shares on October 24, 2007 in connection with the reverse merger.  The Company also incurred acquisition costs of $560.  Additionally, in connection with the acquisition of Marquest, the former owner of Marquest (a current shareholder of the Company) indemnified the Company of a certain prior debt obligation of Marquest totaling approximately $78,000 which was set forth in the purchase agreement.  This debt has not been recorded by the Company in accounting for this acquisition as the Company believes the satisfaction of this debt will be settled by the former parties.

The total purchase consideration of $64,560 was allocated to the acquired assets and liabilities assumed, including identifiable intangible assets, based on their estimated fair values at the acquisition date.  The allocation of the purchase consideration was as follows:

Cash	$8,153
Commissions receivable	3,000
Prepaid expenses	10,355
Office equipment	38,905
Deferred tax assets, net	11,000
Valuation allowance	(11,000)
Customer lists	130,859
Accounts payable	(49,281)
Accrued expenses	(32,032)
Capital lease obligation	(45,399)

$64,560

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

The following unaudited pro forma consolidated results of operations of the Company assume that the acquisition of HEA and Marquest occurred as of May 1, 2007:

	For the Period from Inception (May 1, 2007) to October 31, 2007
	Webdigs, Inc.	HEA	Marquest	Total
Net revenues	$6,400	$143,269	$465,334	$615,003
Selling, general and administrative expense	(538,699)	(185,541)	(530,212)	(1,254,452)

Operating (loss)	(532,299)	(42,272)	(64,878)	(639,449)
Interest expense	-	(266)	(7,489)	(7,755)

Net loss before income taxes	(532,299)	(42,538)	(72,367)	(647,204)

Income tax provision	-	-	-	-

Net loss	$(532,299)	$(42,538)	$(72,367)	$(647,204)

Loss per common share - basic and diluted	$(0.06)	$(0.00)	$(0.01)	$(0.07)

Weighted average common shares outstanding - basic and diluted	9,359,494	9,359,494	9,359,494	9,359,494

The unaudited pro forma amounts represent the historical operating results of the entities acquired from HEA and Marquest with appropriate adjustments that give effect to depreciation and amortization and interest expense.  The pro forma amounts are not necessarily indicative of the operating results that would have occurred in HEA and Marquest had they been in operation by Webdigs during the period presented.  In addition, the pro forma amounts do not reflect potential cost savings related to full optimization and the redundant effect of selling, general and administrative expense.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

4            INVESTMENT IN MARKETPLACE HOME MORTGAGE – WEBDIGS, LLC

On August 1, 2008, the Company entered into a joint venture arrangement with Marketplace Home Mortgage, LLC whereby they created a new joint venture entity called Marketplace Home Mortgage – Webdigs, LLC.  The Company contributed assets with a net book value totaling $34,804 less transferred liabilities of $23,558 for a 49% ownership stake in the joint venture, and Marketplace Home Mortgage, LLC contributed cash totaling $23,039 for 51% ownership.  The assets and liabilities contributed came entirely from the Company’s mortgage brokerage subsidiaries; Marquest Financial, Inc. and Home Equity Advisors, LLC.  All mortgage brokerage activity previously done within these entities will now take place under the new joint venture created August 1, 2008.  Because the Company has the ability to exercise significant influence as a result of rights granted in the purchase agreement and its 49% ownership stake, the Company has accounted for this transaction as an equity investment.

Net non-cash assets and liabilities contributed by the Company to the joint venture were as follows:

Net Book Value

Fixed assets	$21,102
Customer list	13,702
Capital lease obligations	(23,558)

Net investment in joint venture	$11,246

Summarized financial information for this joint venture at October 31, 2008 and for the period from inception (August 1, 2008) to  October 31, 2008 is as follows:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

Summary Balance Sheet

Current assets	$18,850
Other assets	22,136
Current liabilities	(15,859)

Net assets	$25,127

Underlying assets in Marketplace Home Mortgage - Webdigs, LLC (49%)	12,312
Less: deferred gain on excess of fair value received over net book value of assets contributed to Marketplace Home Mortgage - Webdigs, LLC (1)	(10,130)

Investment in Marketplace Home Mortgage - Webdigs, LLC at October 31, 2008	$2,182

(1)
At October 31, 2008, the Company’s share of the underlying net assets of Marketplace Home Mortgage – Webdigs, LLC exceeded its investment by $10,130.  The excess, which relates to office equipment, is being amortized into income over the estimated remaining life of the respective asset (43 months).

Summary Statement of Operations

Revenue	$102,768
Operating expenses	(121,933)

Operating loss	(19,165)

Other expense	(883)

Net loss	$(20,048)

Equity in the loss of Marketplace Home Mortgage - Webdigs, LLC (49%)	$(9,824)
Amortization of deferred gain on transfer of non-cash assets at book value	760

Total net equity in the loss of Marketplace Home Mortgage - Webdigs, LLC	$(9,064)

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

5            OFFICE EQUIPMENT AND FIXTURES

Office equipment and fixtures consists of the following at October 31, 2008 and 2007:

	2008	2007
Office equipment and fixtures	$43,305	$57,191
Less accumulated depreciation	(13,103)	(1,492)

Office equipment and fixtures, net	$30,202	$55,699

Depreciation expense amounted to $22,031 and $1,492 for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007, respectively.  Office equipment and fixtures held under a capital lease, included above, had a total cost of $9,981 and $28,011 as of October 31, 2008 and 2007, respectively.  Accumulated depreciation for the office equipment held under the capital lease was $2,396 and $0 as of October 31, 2008 and 2007, respectively.

6            INTANGIBLE ASSETS

Intangible assets consist of the following at October 31, 2008 and 2007:

	2008	2007
Website development	$413,516	$413,516
Customer lists	130,859	158,263
	544,375	571,779
Less accumulated amortization	(192,945)	(14,911)

Intangible assets, net	$351,430	$556,868

Amortization expense amounted to $191,736 and $14,911 for  the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007, respectively.

The estimated remaining amortization expense is as follows:

Years ending October 31,
2009	$181,452
2010	169,978

$351,430

The future amortization expense is an estimate.  Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairments, accelerated amortization or other events.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

7            CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease covering office equipment that expires in February, 2012.   Future minimum lease payments including interest required under this lease are as follows:

Years ending October 31,
2009	$4,987
2010	4,987
2011	4,987
2012	1,663
Total	16,624
Less: amount representing interest	(2,365)
Net capital lease obligation	14,259
Less: current portion	(3,828)

Long-term obligations under capital lease	$10,431

8            INCOME TAXES

On October 24, 2007, the Company entered into a reverse merger transaction with Select Video, Inc. and its subsidiary, Select Video Acquisition, LLC, thereby becoming a C-Corporation for income tax purposes.  Prior to the merger, net income and loss of Webdigs, LLC was passed through and reported on the tax returns of the members of the LLC, therefore, there was no tax provision recorded for the period from inception (May 1, 2007) to October 23, 2007.  Subsequent to the merger on October 24, 2007, the Company is following the income tax accounting guidance of FAS 109.  Also, in connection with the merger, the Company recorded net deferred tax assets of $32,000 due to a change in tax status and a valuation allowance of $32,000 because the Company is not currently able to conclude that it is more likely than not that these assets will be realized.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

The provision (benefit) for income taxes consists of the following for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007:

	2008	2007
Current	$—	$—
Deferred	(755,000)	(8,000)

	(755,000)	(8,000)
Establishment of net deferred tax asset as of October 24, 2007 due to the reverse merger and change in tax status	—	(32,000)

	(755,000)	(40,000)

Valuation allowance	755,000	40,000

Provision for income taxes	$—	$—

The provision for income taxes varies from the statutory rate applied to the total loss as follows for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007:

	2008	2007
Federal income tax benefit at statutory rate (34%)	$(710,000)	$(205,000)
State tax benefit, net of federal	(125,000)	(36,000)

Non-deductible expenses	80,000	1,000
Operating loss passed to LLC members prior to reverse merger (May 1, 2007 to October 23, 2007)	—	232,000
Establishment of net deferred tax asset due to tax status change	—	(32,000)
Current valuation allowance	755,000	40,000

Provision for income taxes	$—	$—

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, consist of the following at October 31, 2008 and 2007:

	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforwards	$755,000	$76,000
Accrued expenses	56,000	20,000
Share-based compensation	18,000	—
Other	1,000	—
Depreciation	(1,000)	(5,000)
Amortization	(34,000)	(51,000)

Net deferred tax assets	795,000	40,000
Valuation allowance	(795,000)	(40,000)

Net deferred tax assets	$—	$—

Valuation allowances of $795,000 and $40,000 have been provided for deferred income tax assets for which realization is uncertain as of October 31, 2008 and 2007.

The Company has a total net operating loss carryforward of approximately $1,883,000 which expires beginning in 2027 through 2028.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized.  The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

Under the Internal Revenue Code Section 382 (IRC 382), certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.  In October 2007, the Company acquired Marquest Financial, Inc. which had a net operating loss carryforward of $172,000.  Due to the limitations of IRC 382, utilization of the loss is limited to $8,607 per year for the next 20 years expiring in 2027.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

9	SHARE-BASED COMPENSATION

Stock Options

In May 2008, the Board of Directors approved the issuance of incentive stock options totaling 600,000 shares to its non-employee directors.  The exercise price of the options to purchase common stock was at the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to 2 years. There are no vesting provisions tied to performance conditions for any outstanding options. Vesting for all outstanding options is based solely on continued service as a director of the Company and vest one-half on the grant date and one-quarter on each of the next two yearly anniversaries of the grant. Options to purchase shares expire not later than five years after the grant of the option.

The Company recognizes compensation expense for the stock options over the requisite service period for vesting of the award.  Total stock-based compensation expense included in the Company's consolidated statements of operations for the year ended October 31, 2008 is $46,237.  This expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax asset. The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the year ended October 31, 2008. There were no stock option grants in 2007, and thus no option expense for the period from inception (May 1, 2007) to October 31, 2007.     As of October 31, 2008, the Company had $27,742 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted-average period of 1.5 years.

The fair value of each option grant was estimated as of the date of the grant using the Black-Scholes pricing model. The resulting compensation expense is amortized on a straight line basis over the vesting period of the grant. The expected term of options granted is determined utilizing a public company proxy with similar grants as the Company does not have sufficient option exercise history from its employees/directors. Likewise, as the Company has only limited public trading history, the expected volatility rate used is also determined from a public company proxy in the same industry and business operations as the Company. The risk-free interest rate is based on US Treasury yield curve in effect at the time of the grant. Expected pre-vesting option forfeitures are estimated to be zero based on the small population of the individuals who have options, and the nature of the positions held by those individuals.

The assumptions used in the Black-Scholes-Merton model and the weighted average fair value of options granted during the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007 are set forth in the table below:

	2008	2007
Expected term	2.9 years	—
Expected volatility	74.0%	—
Risk-free interest rate	3.1%	—
Dividend yield	—	—

Weighted-average fair value of options granted	$0.12	—

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

The following is summary of stock option activity for the year ended October 31, 2008:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at October 31, 2007	—	$—	$—	—
Granted	600,000	0.25	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at October 31, 2008	600,000	$0.25	$0.00	4.5

Exercisable at October 31, 2008	300,000	$0.25	$0.00	4.5

The aggregate intrinsic value in the table above represents the difference between the closing stock price on October 31, 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on October 31, 2008.   There were no options exercised in the year ended October 31, 2008.

Restricted Stock Compensation

For the period from inception (May 1, 2007) to October 31, 2007, the Company awarded 8,610,347 of time-based restricted common stock (non-vested shares), respectively, to certain officers and employees of the Company.  As a condition of the award, the officers and employees must be employed with the Company in order to continue to vest in their shares over a two year period.  The fair value of the non-vested shares is equal to the fair market value on the date of grant and is amortized ratably over the vesting period.  No additional awards were made during the year ended October 31, 2008.

The Company recorded $166,908 and $93,970 of compensation expense in the consolidated statement of operations related to vested shares (restricted stock) for the year ended October 31, 2008 and for the period from inception (May 1, 2007) to October  31, 2007, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

A summary of the status of non-vested shares and changes as of October 31, 2008 is set forth below:

	Restricted Shares	Unearned Compensation

Outstanding, May 1, 2007	-	-
Granted	8,610,347	$463,360
Vested	(2,295,707)	(93,970)
Forfeited/canceled	(1,627,736)	(3,992)

Outstanding, October 31, 2007	4,686,904	365,398
Granted	-	-
Vested	(2,392,762)	(166,908)
Forfeited/canceled	(353,329)	-

Outstanding, October 31, 2008	1,940,813	$198,490

The remaining 1,940,813 shares and associated unearned compensation will all vest in the fiscal year ending October 31, 2009.

10	SHAREHOLDERS EQUITY

During the period from August 1, 2008 to October 31, 2008, the Company sold 92,000 shares to accredited investors for $23,000 ($0.25 per share) in cash proceeds.

During October 2008, the Company issued 1,200 shares for $300 ($0.25 per share, fair value of the Company’s common stock at that time) in consulting services performed for the Company.

On August 18, 2008, the Company sold 260,000 shares to a third-party accredited investor for $46,800 ($0.18 per share) in cash proceeds.

During the period from August 1, 2008 to October 31, 2008, the Company sold 500,000 shares to a third party accredited investor for $48,859 net of legal costs ($0.10 per share) in cash proceeds.

During the period from November 1, 2007 to July 31, 2008, the Company sold 3,366,000 shares of common stock to accredited investors for $841,500 ($0.25 per share) in cash proceeds.

During the period from October 24, 2007 to October 31, 2007, the Company sold 300,000 shares of common stock to accredited investors for $75,000 ($0.25 per share) in cash proceeds.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

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

During the period from July 1, 2007 to July 31, 2007, the Company (then operating as Webdigs, LLC) sold Class A member units equivalent to 815,373 shares of common stock for a price equivalent to $0.2453 per share. The Company raised $200,000 in capital from this sale to accredited investors. The Company incurred issuance costs of $4,588. Preferred dividends of $3,764 were declared and paid to these members prior to their recharacterization to common stock at the time of the reverse merger on October 24, 2007.

At inception, on May 1, 2007, the Company (then operating as Webdigs, LLC) issued member units equivalent to 4,403,020 shares of common stock to the Company’s founders for $10,500 in cash.

11	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $550,206 and $274,413 at October 31, 2008 and 2007, respectively.  The two principals of this advertising company are also minority stockholders in the Company – holding approximately 2% of the Company’s outstanding shares at October 31, 2008 and 2007.  For the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007, the Company incurred $606,674 and $586,912 in services and rent from this related party, respectively.

Included in the $606,674 and $586,912 are $36,000 and $6,000, respectively, in office rent expense for the Company for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007.  The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

Due to Officers

As of October 31, 2008 and 2007, the Company was indebted to its officers for amounts totaling $27,277 and $17,601, respectively, for business expenses and consulting services.   The indebtedness is due on demand and is non-interest bearing.

12	SEGMENT FINANCIAL INFORMATION

The Company has two reporting segments that fall within two primary business groups: web-assisted real estate broker and mortgage broker.

The web-assisted real estate broker segment offers a superior customer experience to a full service real estate broker. The main distinction offered by the Company’s real estate brokerage services is that of a flat fee structure for listing services and a graduated fee structure offering customers a rebate up to two-thirds of the Company’s broker commission for real estate buyers. This business segment operates as Webdigs, Inc. Its principal market is the United States.

The mortgage broker segment assists homeowners in refinancing their home mortgages and assists prospective home buyers in qualifying for a home mortgage and brokering the financing. This business segment operated as Marquest Financial and Home Equity Advisors from their acquisitions in 2007 to July 31, 2008.   Starting in August 2008, the Company created a new joint venture and  began operating in Minnesota as a limited liability company under the name Marketplace Home Mortgage - Webdigs, LLC (see note 4 for further explanation).

The corporate segment consists primarily of investments in fixed assets, personnel and other operating expenses associated with the Company’s corporate offices in Minneapolis, and certain technology initiatives.

Selected financial information about the Company’s operations by segment for the year ended October 31, 2008 and for the period from inception (May 1, 2007) to October 31, 2007 is as follows:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

	Web-Assisted Real Estate Brokerage	Retail Mortgage Brokerage	Corporate And Other	Total
Year Ended October 31, 2008
Revenues	$344,209	$538,579	$-	$882,788
Operating loss	(1,129,413)	(208,893)	(735,296)	(2,073,602)
Equity in loss from Marketplace Home Mortgage - Webdigs, LLC	-	(9,064)	-	(9,064)
Interest expense	285	7,281	-	7,566
Depreciation & amortization	147,803	65,964	-	213,767
Assets	322,499	91,736	39,984	454,219
Capital expenditures and website development costs	15,938	2,278	-	18,216

Period from May 1, 2007 (inception) to October 31, 2007
Revenues	$6,400	$93,454	$-	$99,854
Operating loss	(305,220)	(70,267)	(227,229)	(602,716)
Equity in loss from Marketplace Home Mortgage - Webdigs, LLC	-	-	-	-
Depreciation & amortization	11,486	3,425	1,492	16,403
Assets	412,030	187,372	157,892	757,294
Capital expenditures and website development costs	413,516	-	17,386	430,902

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

13	BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007:

	2008	2007
Basic earnings per share calculation:

Net loss to common shareholders	$(2,090,232)	$(602,716)

Weighted average of common shares outstanding	21,071,802	9,359,494

Basic net loss per share	$(0.10)	$(0.06)

Diluted earnings per share calculation:

Net loss to common shareholders	$(2,090,232)	$(602,716)

Weighted average of common shares outstanding	21,071,802	9,359,494
Stock options (1)	-	-
Diluted weighted average common shares outstanding	21,071,802	9,359,494

Diluted net loss per share	$(0.10)	$(0.06)

(1)	The 600,000 shares of options granted and outstanding were anti-dilutive due to the Company’s net loss for the year ended October 31, 2008, therefore they have been excluded from the calculation.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

14	SUPPLEMENTAL CASH FLOW INFORMATION

	2008	2007

Supplemental cash flow information
Cash paid for interest	$7,261	$-

Supplemental disclosure of non-cash investing and financing activities

Acquisition of Home Equity, Advisors, LLC by issuing common stock valued at $32,000:
Fair value of assets acquired	$-	$45,743
Liabilities assumed	-	(11,745)
Cash paid for acquisition costs	-	(1,998)
Shares issued for acquisition	-	-
	$-	$32,000

Acquisition of Marquest Financial, Inc. by issuing common stock valued at $64,000:
Fair value of assets acquired	$-	$191,272
Liabilities assumed	-	(126,712)
Cash paid for acquisition costs	-	(560)
Shares issued for acquisition	-	-
	$-	$64,000

Assets and liabilities transferred to joint venture investment in Marketplace Home Mortgage - Webdigs, LLC
Net office equipment and fixtures contributed	$21,102	$-
Net intangible asset contributed (customer list)	13,702	-
Capital lease obligations transferred	(23,558)	-
Net assets and liabilities transferred to joint venture	$11,246	$-

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended October 31, 2008 and For the Period from Inception (May 1, 2007) to October 31, 2007

15	OPERATING LEAESE COMMMITMENTS

The Company previously conducted a portion of its Marquest mortgage operations in a leased facility in Bloomington, MN under a non-cancelable operating lease expiring August 2009.   With the establishment of the Company's new joint venture (Marketplace Home Mortgage - Webdigs, LLC) on August 1, 2008, the Marquest mortgage operations were transferred and the Company vacated the space.  Monthly base rent expense for this space, including related insurance and common area expenses, is $5,546 per month.  The Company as of October 31, 2008, has accrued for all remaining lease payments due under the lease which total $55,913.

16	SUBSEQUENT EVENTS

Convertible Debt Issued

On December 12, 2008, the Company closed on a loan of $250,000 in order to obtain additional liquidity to meet current working capital requirements and fund expansion.  The loan contains a simple interest rate of 12% per annum with $2,500 (1%) payable to the lender on a monthly basis.  Also included in the loan are awards to the lender of 200,000 shares of the Company’s. common stock, warrants to purchase an additional 200,000 shares of common stock at $0.30 per share on or before December 12, 2011 and an option to convert the loan to common shares at a price equal to 75% of the lowest bid price of the 5 days preceding conversion.  The loan terms require repayment on or before September 30, 2009.

In addition to the above conditions, the Company’s executive officers and managers have pledged as collateral 4,510,910 shares of the Company’s common stock which would be awarded to the lender in the event of non-fulfillment of the terms of the loan.  The Company’s Chairman and CEO has also provided a personal guaranty for the entire amount of the loan.

Stock Issuances

During the period from November 1, 2008 to January 27, 2009 the Company issued 28,000 shares for $7,000 ($0.25 per share) in consulting services performed for the Company.

During the period from November 1, 2008 to January 27, 2009 the Company issued 100,000 shares for $10,000 ($0.10 per share) in consulting services performed for the Company.

During the period from November 1, 2008 to January 27, 2009 the Company issued an additional 100,000 shares for $10,000 ($0.10 per share) in consulting services performed for the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of October 31, 2008, our management with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of October 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently looking into cost effective steps to potentially remediate such material weakness as described below.

Since we do not have a formalized audit committee, our Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of October 31, 2008.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at October 31, 2008:

•
The Company does not currently have an audit committee that is actively involved with the financial reporting process and thus the Company lacks the board oversight role within the financial reporting process.

•
The Company’s small size and only one financial person office prohibits the segregation of duties and the timely review of financial data and banking information.  The Company has limited review procedures in place.

•	Numerous GAAP audit adjustments were made to the financial statements for the year ended October 31, 2008.

As a result of these material weaknesses described above, management has concluded that, as of October 31, 2008, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.  We intend to initiate measures to remediate and refine our internal controls to address these identified material weaknesses as the Company grows.  Other than improving the process of involvement of the Board of Directors in the financial reporting process, we intend to initiate remedial measures as the Company obtains a stronger cash position to warrant additional expenditures.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company terminated two unfilled subscription agreements with investors in January 2009.  The subscription agreements, which were signed in August 2008, required the investors to invest up to $200,000 for the purchase of 2,000,000 shares ($0.10 per share) of common stock of the Company.  500,000 shares were sold under these agreements prior to termination.  The agreements were terminated by mutual agreement of the parties on January 21, 2009 based on the prevailing market price for the common stock which, at that time, had ranged between $0.26 and $1.01 per share since the common shares of the Company were listed on the OTC Bulletin Board December 22, 2008.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Key Employees

Our Board of Directors and management team includes:

Name	Age	Position(s)	Independent Director
Robert A. Buntz, Jr.	57	Director (Chairman), Chief Executive Officer and President	No
Robert L. Lumpkins	64	Director	Yes
Steven Sjoblad	58	Director	Yes
Christopher Larson	36	Director	Yes
Thomas Meckey	32	Director, Vice President of Operations	No
Edward Wicker	49	Chief Financial Officer	N/A

Biographies for the members of our Board of Directors and our management team are set forth below:

Robert A. Buntz, Jr., has served as a director of the Company, including Webdigs, LLC, since inception in May 2007. Mr. Buntz has been an entrepreneur for more than 30 years and a real estate broker for more than 25. In 1981, Mr. Buntz developed the award-winning Bluefin Bay on Lake Superior, Tofte, Minnesota, and operated that resort until 2007. Among his achievements, Mr. Buntz’s development company donated the land, time and funding to help create the North Shore Commercial Fishing Museum, and Mr. Buntz created and developed one of the first rural affordable housing projects, Tofte Homestead. From 1984 through 2006, and while he was simultaneously operating Bluefin Bay, Mr. Buntz was the owner and operator of Tofte Land Co., Inc., a real estate holding and brokerage firm. He now has more than 25 years of hospitality experience as an owner-operator of destination properties.

Mr. Buntz has served on the board of directors of the Explore Minnesota Tourism Council and the (Minnesota) Governor’s Tourism Advisory Committee for more than 15 years. Currently, Mr. Buntz is a board member and past-chair of the board of the American Museum of Asmat Art. Mr. Buntz received the (Minnesota) Governor’s Entrepreneurship Award from Governor Rudy Perpich and the Outstanding Individual in Tourism Award from Governor Jesse Ventura. He is a graduate of Grinnell College.

Robert L. Lumpkins was appointed as a director of the Company on October 25, 2007. Mr. Lumpkins is currently the Chairman of the Board of The Mosaic Company, a NYSE-listed crop nutrition business with revenues of $7 billion. Mr. Lumpkins retired in the fall of 2006 as an executive and board member of Cargill Incorporated, a global commodity trading and processing company with over $70 billion in revenues and 150,000 employees. He served in a variety of financial and general management assignments during his 38 years with Cargill, including Chief Financial Officer (1989-2005) and Vice Chairman (1995-2006). He also serves as a director of Ecolab Inc., and as the chairman of Black River Asset Management LLC (a $10 billion fixed-income-oriented asset management company). He is a trustee of Howard University in Washington, D.C. Mr. Lumpkins is a graduate of the University of Notre Dame and the Stanford Graduate School of Business.

Steven Sjoblad was appointed as a director of the Company on October 25, 2007. Steve Sjoblad has more than 35 years of corporate strategy and marketing expertise. Mr. Sjoblad spent 19 years building Fallon McElligott, one of the world’s preeminent advertising agencies, where he guided global strategy and marketing programs for industry leaders and has worked in virtually every consumer and business-to-business category (1981-1999). From 2001 through 2003, Mr. Sjoblad ran Global Consumer Services for Fair Isaac Corporation (NYSE: FIC), originated the myFICO.com business and ran the Fair Isaac Marketing Services business, transforming it into a “precision marketing unit.” Additionally, he was a member of the Fair Isaac Executive Committee and held the position of Chief Marketing Officer. From 2003 through 2006, Mr. Sjoblad worked as an independent business consultant. Since 2006, Mr. Sjoblad has served as the Chairman and Chief Executive Officer of Captira Analytical, a software, data and analytics firm serving the criminal justice vertical market based in Albany, NY. Mr. Sjoblad is also Chairman of uBid.com (UBHI.OB), an online retailer, a board member of Schwan’s Foods, a $3.6 billion international food concern, and a founder and board member of Fluxion, LLC, a marketing automation concern.

Christopher Larson was appointed as a director of the Company on October 25, 2007. Mr. Larson is a co-founder and has served as Chief Financial Officer of Cash Systems Inc. (AMEX: CKNN), a provider of cash access service to the casino industry, from June 1999 to January 2005. In January 2005, Mr. Larson was promoted to Chief Operating Officer of Cash Systems. Mr. Larson served as a director of Cash Systems after that company went public in October 2001 until January 2006.  From November 2007 through December 2008, Mr. Larson also served as the Chief Executive Officer and President and a director of Western Capital Resources, Inc. (f/k/a URON Inc). Mr. Larson is a certified public accountant.

Thomas Meckey was appointed as a director of the Company on October 24, 2007. Mr. Meckey also currently serves as the Vice President of Operations and was a co-founder of Webdigs, LLC. Mr. Meckey has five years of experience in residential real estate and finance. Mr. Meckey’s real estate and finance career includes his founding of Home Equity Advisors, LLC in 2006, serving as a realtor with Re/Max Results from 2004 to 2007, and serving as a loan officer with Wealth Spring Mortgage from 2004 to 2006. Prior to that, Mr. Meckey worked as a software consultant to Ben Nevis, Inc. (2002-2003), an account executive at Adytum Software Co. (2000-2002), and as a consultant with JD Edwards ERP Business Unit, which is a division of Ernst & Young, LLP (1998-2000). Mr. Meckey is a graduate of the University of Pittsburgh and holds a degree in Information Sciences.

Edward Wicker has served as the Chief Financial Officer of the Company, including Webdigs, LLC, since September 2007. Mr. Wicker provides a combination of large and small company finance executive experience. Most recently, Mr. Wicker has served as CFO of several start-up companies in the Twin Cities, including Tailor Building Systems (2005-2007), Michelina’s Inc. (2002), and Wireless Ronin Technologies (2001-2002). Mr. Wicker also founded KMR Designs in 2002, which was a niche supplier of ultra high performance custom winter accessories supplying people who worked and played outdoors for long periods at below-zero temperatures. Prior to these positions, Mr. Wicker had a long career at personal care products maker Coty, Inc., where he served in several senior finance executive positions. His final ten years with Coty were spent in Europe, where he served as VP of Finance at Spanish and UK subsidiaries, as well as controller of Coty’s global operations division. Prior to Europe, Mr. Wicker served as finance director of Coty’s then sister company—Reckitt Benckiser US Consumer Products Division. Prior to working at Reckitt, he began his career at Ecolab, where he worked in internal audit and financial analyst positions. Mr. Wicker holds undergraduate and MBA degrees from the University of Minnesota’s Carlson school of management. Mr. Wicker is a CPA.

Promoter of Select Video

Under applicable SEC rules, Mr. Daniel J. Shrader (formerly the Chief Executive Officer of Select Video) may be deemed to be a “promoter” of the Company. Under SEC Regulation S-K, the Company is required to make certain disclosures about its promoters. In October 2002, Mr. Shrader settled claims relating to an NASD action alleging that he had violated Rule 10b-5 with respect to the purchase and sale of securities of a public company while in possession of material non-public (inside) information. As part of the settlement, Mr. Shrader consented to a  permanent bar from association with any NASD member firm (i.e., broker-dealer firm).

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the year ended October 31, 2008 and the period from inception (May 1, 2007) to October 31, 2007 which was awarded to or earned by (i) our Chief Executive Officer during fiscal year 2008 and (ii) our other executive officers (other than the Chief Executive Officer) who served the Company and who received in excess of $100,000 in total compensation for a year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Comp- ensation ($)	Total ($)
Robert A. Buntz, Jr.,	2008	$120,000		-	-		-	$120,000
Chief Executive Officer and President (1)	2007	100,000	(2)	-	-		-	100,000

Edward P Wicker	2008	58,000		-	99,090	(4)	-	157,090
Chief Financial Officer (3)	2007	8,400		-	81,000	(4)	-	89,400

(1)
Mr. Buntz become our President and Chief Executive Officer on October 24, 2007.   Prior to the merger, Mr.  Buntz was Managing Partner of Webdigs, LLC.  Mr. Buntz is also the Chairman of our Board of Directors. Mr. Buntz did not receive any contractually restricted stock during 2007 or 2008.

(2)	$85,000 of this amount was paid in the form of stock in lieu of cash compensation.

(3)	Mr. Wicker became Chief Financial Officer on October 24, 2007. Prior to the merger, Mr. Wicker acted as Chief Financial Officer of Webdigs, LLC. Mr. Wicker also serves as Corporate Secretary.

(4)
Amounts listed reflects the estimated fair value of the vested portion of a restricted stock award of 1,304,598 shares granted on October 22, 2007.   As of October 31, 2008, 434,867 shares of the total 1,304,598 remain unvested.  These are all scheduled to vest prior to October 31, 2009.

Employment Agreements with Executives and Key Personnel

We do not currently have an employment agreement with Mr. Buntz. Nevertheless, our wholly owned operating subsidiary, Webdigs, LLC, is party to a Members Services Agreement with Mr. Buntz. In that agreement, Mr. Buntz has agreed not to compete against Webdigs for a period of one year following any termination of service, regardless of the reason for such termination, and has also agreed to customary confidentiality and invention-assignment provisions.  The Member Services Agreement with Mr. Buntz provides that Mr. Buntz be paid an annual salary of $120,000 for the year ended October 31, 2008.  We anticipate no change in compensation for the current fiscal year 2009 which began on November 1, 2008.

We have also entered into a Member Services Agreements with Mr. Edward Wicker, our Chief Financial Officer, and Mr. Thomas Meckey, our Vice President of Operations, through our wholly owned operating subsidiary, Webdigs, LLC. In the Member Services Agreements with Messrs. Wicker and Meckey, we have agreed to pay each of them an annual salary of $60,000, and each of Messrs. Wicker and Meckey have agreed not to compete against Webdigs for a period of one year following any termination of service, regardless of the reason for such termination, and have also agreed to customary confidentiality and invention-assignment provisions.  We anticipate no change in compensation for Mr. Meckey or Mr. Wicker for fiscal year 2009.

Currently, the Company does not offer any executive bonus or incentive compensation plan and there are no plans to put one in place for fiscal year 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unvested shares for each named executive officer outstanding as of October 31, 2008.

Name	Unvested Share Grants		Market Value of Unvested Shares		Vesting Date
Edward Wicker, Chief Financial Officer	434,867	(1)	$43,487	(2)	07/15/2009 (3)

(1)	These shares are included as part of Mr. Wicker’s beneficially owned shares in the table of executive shareholdings (Item 12).
(2)
Price per share is calculated using price of most recent (October  2008) private placement sales of common stock in blocks greater than 100,000 shares.  The Company’s common stock was not publicly traded or quoted as of October 31, 2008.

(3)	Shares vest on a pro rata daily basis from July 16, 2008 through July 15, 2009.

Director Compensation

Our non-employee directors have elected to forego any cash compensation for participating in Board of Directors and committee meetings telephonically until such time as we become profitable over the course of an entire fiscal year, at which time the Board of Directors may reconsider the structure of its director compensation. In general, director compensation will be subject to review and adjustment from time to time at the discretion of our Board of Directors.

In May 2008, we granted options to our three non-employee directors (Messrs. Larson, Sjoblad and Lumpkins) in connection with inducing them to join, and as a means of inducing them to remain on, our Board of Directors.  Each of the three directors received 200,000 stock options with an exercise price of $0.25 per share.  The aggregate estimated fair value of these options was $73,978. Each of the director’s options were vested 50% at the date the options were granted (May 7, 2008) with the remaining rights scheduled to vest in two equal annual installments on May 7, 2009 and 2010. The options will expire on May 7, 2013.

The following table sets forth the compensation of our non-employee directors for fiscal year 2008:

	Fees
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)	($)	Earnings	($)	($)

Christopher Larson	0	0	15,412	0	0	0	15,412

Robert L. Lumpkins	0	0	15,412	0	0	0	15,412

Steven Sjoblad	0	0	15,412	0	0	0	15,412

(1)	Represents the amount recognized for financial reporting purposes with respect to 2008 for stock options in accordance with FAS 123R.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, the table below identifies the beneficial ownership of:

•	each Company director
•	each executive officer of the Company
•	all executive officers and directors of the Company as a group, and
•	each other beneficial holder (or group of holders) of five percent or more of our common stock.

Each person or entity included in the table below has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, except as indicated by footnote and subject to community property laws where applicable. Percentage ownership is based on 23,090,840 shares of common stock outstanding as of February 12, 2009. Unless otherwise indicated in the table, all persons have a business address at 3433 Broadway St. NE Suite 501, Minneapolis, MN 55413.

Name	Shares Beneficially Owned (1)	Percentage of Outstanding Shares (%)
Robert A. Buntz, Jr. (2)	4,510,460	19.5%

Thomas Meckey (3)	1,302,348	5.6%

Robert L. Lumpkins (4) Po Box 16228 St Louis Park, MN 55416	403,843	1.7%

Steven Sjoblad (5) 5115 Green Farms Rd, Edina, MN 55436	100,000	*

Christopher Larson (6) 8418 W 100th St, Bloomington, MN 55438	100,000	*

Edward Wicker (7)	1,341,348	5.8%

All current executive officers and directors as a group (six persons) (8)	7,757,999	33.1%

Jesse Olson (9)	1,302,348	5.6%

Ed Graca (9)	1,302,598	5.6%

Joseph A. Geraci, II (10) 80 S. Eighth Street, Suite 900 Minneapolis, MN 55402	4,465,665	16.8%

Douglas M. Polinsky (11) 130 Lake Street W., Suite 300 Wayzata, MN 55391	4,508,333	16.9%

Lantern Advisers, LLC (12) 80 S. Eighth Street, Suite 900 Minneapolis, MN 55402	3,733,333	14.0%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the applicable rules of the SEC.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants (or similar purchase rights) held by that person that are presently exercisable, or will become exercisable within 60 days hereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the business address of each of the following persons is 3433 Broadway Street NE, Suite 501, Minneapolis, Minnesota 55413.

(2)	Mr. Buntz is a director of the Company and the Company’s Chief Executive Officer and President.

(3)
Mr. Meckey is a director of the Company, and also serves as Vice President of Operations. 434,866 shares held by Mr. Meckey are contractually restricted pursuant to the Company’s Restricted Stock Plan and the terms and conditions of a Member Services Agreement by and between Mr. Meckey and Webdigs, LLC, dated as of October 22, 2007. Restrictions lapse thereunder based on certain service-based conditions set forth in the Member Services Agreement. All restricted shares are eligible to vest on July 15, 2009.

(4)
Mr. Lumpkins is a non-employee director of the Company. Of those shares set forth on the table, 100,000 shares are issuable upon exercise of vested options to purchase common stock. In addition, 203,843 outstanding common shares are held jointly with Mr. Lumpkins’ spouse.

(5)	Mr. Sjoblad is a non-employee director of the Company. Of those shares set forth on the table, 100,000 shares are issuable upon exercise of vested options to purchase common stock.

(6)	Mr. Larson is a non-employee director of the Company. All 100,000 shares are issuable upon exercise of vested options to purchase common stock.

(7)
Mr. Wicker is the Company’s Chief Financial Officer. 434,866 shares held by Mr. Wicker are contractually restricted pursuant to the Company’s Restricted Stock Plan and the terms and conditions of a Member Services Agreement by and between Mr. Wicker and Webdigs, LLC, dated as of October 22, 2007. Restrictions lapse thereunder based on certain service-based conditions set forth in the Member Services Agreement. All restricted shares are eligible to vest on July 15, 2009.

(8)	Includes Messrs. Buntz, Meckey, Lumpkins, Sjoblad, Larson and Wicker.

(9)
434,866 shares held by the stockholder are contractually restricted pursuant to the Company’s Restricted Stock Plan and the terms and conditions of a Member Services Agreement by and between the stockholder and Webdigs, LLC. Restrictions lapse thereunder based on certain service-based conditions set forth in the Member Services Agreement. All restricted shares are eligible to vest on July 15, 2009.

(10)
Mr. Geraci is a member and manager of Lantern Advisers, LLC holding dispositive and voting power over the shares beneficially owned by Lantern Advisers.  Mr. Geraci’s beneficial ownership includes (i) all shares beneficially owned by Lantern Advisers (see fn 12 below) and (ii) 732,332 outstanding shares.

(11)
Mr. Polinsky is a member and manager of Lantern Advisers, LLC holding dispositive and voting power over the shares beneficially owned by Lantern Advisers.  Mr. Polinsky’s beneficial ownership includes (i) all shares beneficially owned by Lantern Advisers (see fn 12 below) and (ii) 775,000 outstanding shares.

(12)
Lantern Advisers, LLC is a Minnesota limited liability.  Mr. Joseph A. Geraci, II and Douglas M. Polinsky are the two members and managers of the company.  The beneficial ownership of Lantern Advisers reflected in the table above consists of (i) 200,000 outstanding shares, (ii) 200,000 shares issuable upon exercise of a warrant, and (iii) 3,333,333 shares issuable upon conversion of a convertible promissory note, in the principal amount of $250,000 and dated December 13, 2008, which matures on September 30, 2008.  The convertible promissory note permits Lantern Advisers to convert principal and interest under the promissory note, at any time and from time to time, at conversion rate equal to 75% of the lowest closing bid price of the common stock of the Company on the five trading days immediately prior to conversion. This means that the conversion price for Lantern Advisers under the convertible promissory note floats and changes from time to time as the bid price for the common stock of Webdigs changes.  For purposes of this table, we have assumed that the full principal amount of the note presently outstanding ($250,000) is convertible at a conversion price equal to $.075 per share, which is 75% of the lowest bid price for the common stock of the Company from February 6 through February 12, 2009.  This results in a total of 3,333,333 common shares presently issuable upon conversion of the convertible promissory note.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Transactions with Promoters

Under applicable SEC rules, Mr. Daniel J. Shrader (formerly the Chief Executive Officer of Select Video) may be deemed to be a “promoter” of the Company. Under SEC Regulation S-K, the Company is required to make certain disclosures about its promoters. In particular, Mr. Shrader received an aggregate of 900,000 shares of common stock of the Company during his service as Chief Executive Officer of Select Video in consideration of his discharge of the duties and responsibilities of such office. Mr. Shrader did not receive any other compensation, in any form, from Select Video (or Webdigs) with respect to his service as Chief Executive Officer of Select Video or otherwise.

Director Independence

The Board of Directors is comprised of a majority of “independent” directors as defined in Rule 4200(a)(15) of the NASDAQ Stock Market. The independent directors are identified by name in the chart that appears in the “Management and Board of Directors” section of this filing.

Our Board of Directors has an Audit Committee consisting solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the Audit Committee is independent as defined in Exchange Act Rule 10A-3, a non-employee director under the rules of the SEC, and an outside director under the rules of the Internal Revenue Service. The Board of Directors does not have a standing nominating or compensation committee (or other committees differently designed and performing similar functions.) Instead, our entire Board of Directors performs the functions traditionally discharged by nominating and compensation committees.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated:

	2008	2007

Audit fees	$59,230	$57,140
Audit related fees	19,870	-
Tax fees	18,985	-
All other fees	-	-

Total	$98,085	$57,140

Audit Fees.   The fees identified under this caption were for professional services rendered by Carver Moquist & O’Connor, LLP for fiscal years 2008 and 2007 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees.  The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

Tax Fees.  The fees identified under this caption were for tax compliance, tax planning, tax advice and corporate tax services.  Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with withholding-tax matters; assistance with state and local taxes; preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

Approval Policy.  Our entire Board of Directors, acting as the Audit Committee, approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in fiscal years 2007 and 2008 were pre-approved by the Board of Directors.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization. (1)

2.2	Stock Purchase Agreement with Home Equity Advisors, LLC. (1)

2.3	Stock Purchase Agreement with Marquest Financial, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Webdigs, Inc. (originally submitted and filed under the Company’s prior name, “Select Video, Inc.”) (1)

3.2
Amendment to Amended and Restated Certificate of Incorporation of Webdigs, Inc. (originally submitted and filed under the Company’s prior name, “Select Video, Inc.”) (filed with the Minnesota Secretary of State on October 23, 2007) (1)

3.3	Bylaws of Webdigs, Inc. (1)

4	Form of Specimen Stock Certificate. (1)

10.1	Webdigs, Inc. 2007 Restricted Stock Plan. (1)

10.2	Form of Webdigs, LLC Member Services Agreements. (1)

10.3	Member Services Agreement with Robert A. Buntz, Jr., dated May 1, 2007. (2)

10.4	Member Services Agreement with Thomas Meckey, dated October 22, 2007. (2)

10.5	Member Services Agreement with Edward Wicker, dated October 22, 2007. (2)

10.6	Term Promissory Note dated December 12, 2008 (in principal amount of $250,000, issued in favor of Lantern Advisors, LLC). *

10.7	Warrant to Purchase Common Stock dated December 12, 2008 (issued to Lantern Advisors, LLC). *

10.8	Pledge Agreement dated December 12, 2008 (entered into in connection with Term Promissory Note dated December 12, 2008). *

10.9	Marketplace Home Mortage-Webdigs, LLC Member Control Agreement dated August 1, 2008. *

21	Subsidiaries of Webdigs, Inc. *

31.1	Certification of CEO pursuant to Section 302. *

31.2	Certification of CFO pursuant to Section 302. *

32	Certification of CEO/CFO pursuant to Section 906. *

99.1	Financial statements of Home Equity Advisors, LLC from inception (September 18, 2006) to December 31, 2006. (1)

99.2	Financial statements of Marquest Financial, Inc. for the fiscal years ended December 31, 2006 and 2005. (1)

99.3	Financial statements of Home Equity Advisors, LLC from January 1, 2007 to June 30, 2007. (2)

99.4	Financial statements of Marquest Financial, Inc. from Junuary 1, 2007 to September 30, 2007. (2)

(1)	Exhibits are incorporated by reference to the corresponding exhibit number filed as part of the registrant's original registration statement on Form 10, filed on June 20, 2008.

(2)	Exhibits are incorporated by reference to the corresponding exhibit number filed as part of Amendment No. 1 to the registrants registration statement on Form 10, filed on July 31, 2008.

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webdigs, Inc.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
President and Chief Executive Officer
February 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert A. Buntz, Jr.	President, Chairman and Chief Executive Officer	February 13, 2009
Robert A. Buntz, Jr.	(Principal Executive Officer)

/s/ Edward Wicker	Chief Financial Officer	February 13, 2009
Edward Wicker	(Principal Financial and Accounting Officer)

/s/ Thomas Meckey	Vice President of Operations and	February 13, 2009
Thomas Meckey	Director

Director
Steven Sjoblad

Director
Robert L. Lumpkins

/s/ Christopher Larson	Director	February 13, 2009
Christopher Larson