Form 10-Q
period 2009-01-31
WEBDIGS INC
filed 2009-03-18
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of March 14, 2009 there were 22,739,511 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTH
PERIODS ENDED JANUARY 31, 2009 AND 2008

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	3

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2009 (Unaudited)	October 31, 2008 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$88,467	$37,802
Commissons and fees receivable	8,969	12,467
Prepaid expenses and deposits	109,885	14,011
Debt issuance costs, net	3,200	-
Other current assets	2,989	6,125

Total current assets	213,510	70,405

Investment in Marketplace Home Mortgage Webdigs, LLC	21,035	2,182

Office equipment and furniture, net	26,803	30,202

Intangible assets, net	306,065	351,430

Total assets	$567,413	$454,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	January 31, 2009 (Unaudited)	October 31, 2008 (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of capital lease obligations	$3,917	$3,828
Accounts payable	289,691	377,538
Accounts payable - minority stockholder	583,071	550,206
Due to officers	32,108	27,277
Accrued expenses:
Professional fees	35,000	50,000
Payroll and commissions	40,650	32,269
Lease expenses for vacated office space	55,913	55,913
Other	14,217	15,170
Convertible note payable, net of discount	131,933	-
Liabilities for warrant to purchase common stock	4,648	-
Embedded derivatives of convertible debt instruments	148,489	-

Total current liabilities	1,339,637	1,112,201

Long term liabilities:
Capital lease obligation, less current portion	9,417	10,431

Total long term liabilities	9,417	10,431

Total liabilities	1,349,054	1,122,632

Stockholders' deficit:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 22,739,511 and 22,308,711 common shares issued and
outstanding at January 31, 2009 and October 31, 2008, respectively	22,740	22,309
Additional paid-in-capital	2,214,780	2,002,226
Accumulated deficit	(3,019,161)	(2,692,948)

Total stockholders' deficit	(781,641)	(668,413)

Total liabilities and stockholders' deficit	$567,413	$454,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue:
Gross revenues	$88,026	$194,656
Less: commissions, rebates and third party agent commissions	(49,399)	(25,274)

Net revenues	38,627	169,382

Operating expenses:
Selling	164,415	570,184
General and administrative	156,682	160,306

Total operating expenses	321,097	730,490

Operating loss	(282,470)	(561,108)

Other income (expense):
Equity in income from Marketplace Home Mortgage Webdigs, LLC	18,853	-
Interest expense	(37,042)	(2,210)
Loss on change in fair value of derivatives and warrants	(25,554)	-

Total other income (expense)	(43,743)	(2,210)
		-
Net loss before income taxes	(326,213)	(563,318)

Income tax provision	-	-

Net loss	$(326,213)	$(563,318)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding - basic and diluted	22,504,968	19,279,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended January 31, 2009 and 2008
(Unaudited)

	Three Months Ended January 31,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(326,213)	$(563,318)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation	3,399	7,357
Amortization of intangible assets	45,365	48,792
Amortization of convertible note payable discounts	29,516	-
Amortization or debt issuance costs	800	-
Loss on change in fair value of derivatives and warrants	25,554	-
Equity in the income of Marketplace Home Mortgage -
Webdigs, LLC	(18,853)	-
Share-based compensation	65,485	41,727
Common stock issued for services	7,000	-
Changes in operating assets and liabilities:
Commissions and fees receivable	3,498	3,520
Prepaid expenses and deposits	24,126	4,754
Other current assets	3,136	(1,478)
Accounts payable	(87,847)	41,721
Accounts payable - minority stockholder	32,865	106,684
Accrued expenses and other liabilities	12,428	(28,542)
Net cash flows used in operating activities	(179,741)	(338,783)

Cash flows from investing activities:
Purchase of equipment and fixtures	-	(6,814)
Net cash flows used in investing activities	-	(6,814)

Cash flows from financing activities:
Issuance of common stock	500	269,000
Proceeds from issuance of convertible debentures, net of debt issuance costs of $4,000 and unrelated accrued legal fees of $20,000	226,000	-
Increase (decrease) in due to officers	4,831	(19,552)
Principal payments on capital lease obligations	(925)	(2,156)
Net cash flows provided by financing activities	230,406	247,292

Net change in cash and cash equivalents	50,665	(98,305)

Cash and cash equivalents, beginning of period	37,802	113,280

Cash and cash equivalents, end of period	$88,467	$14,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended January 31, 2009 and 2008
(Unaudited)

	Three Months Ended January 31,
	2009	2008
	(unaudited)	(unaudited)

Supplemental cash flow information
Cash paid for interest	$6,029	$2,210

Supplemental disclosure of non-cash investing and
financing activities

Issuance of common stock to convertible debt holder as a discount on
the debt	$20,000	$-

Discount on convertible debt due to detachable warrant and embedded
conversion options	$127,583	$-

Accrued legal fees paid by withholding from debt proceeds	$20,000	$-

Related party contribution to consultant for prepaid consulting fees	$40,000	$-

Common stock issued for prepaid consulting fees	$80,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Webdigs, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended October 31, 2008.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Webdigs, Inc. (“the Company”) was incorporated on May 25, 1994 under the name of Select Video, Inc. The Company changed to its current name on October 23, 2007.  Select Video, Inc. was an inactive shell from February 29, 2000 to October 24, 2007 when they entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 15,818,251 shares of its common stock to its subsidiary Select Video Acquisition, LLC which in-turn used those shares to acquire all of the outstanding units of Webdigs, LLC, a private company organized in the state of Minnesota resulting in Webdigs, LLC as the surviving entity. Webdigs, LLC, based in Minneapolis, MN, was organized on May 1, 2007 and consists of two strategic operating segments;  (1) mortgage broker, assisting homeowners in refinancing their home mortgages and assisting new home buyers in qualifying for home mortgages and brokering the financing, (2) web-assisted real estate broker, offering the same customer experience as a full service broker utilizing a flat fee structure for listing services to their selling customers and a graduated fee structure for their buying customers by rebating up to  two-thirds of its broker commissions. The mortgage broker segment operates as an unconsolidated joint venture under the name of Marketplace Home Mortgage - Webdigs, LLC.  The web-assisted real estate broker segment operates as Webdigs, LLC.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

The operations of Webdigs, LLC are the only continuing operations of the Company.  In accounting for this transaction, Webdigs, LLC was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical value. The accompanying consolidated financial statements as of January 31, 2009 and 2008 present the historical financial information of Webdigs, LLC and its subsidiaries.

Consolidation Policies

The consolidated financial statements for the three month periods ended January 31, 2009 and 2008, include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes wholly owned subsidiaries of Marquest Financial, Inc., Home Equity Advisors, LLC, and Credit Garage, LLC.  The investment in Marketplace Home Mortgage - Webdigs, LLC (49% ownership) is recorded on the equity method.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Debt Issuance Costs

The Company accounts for debt issuance costs and other debt discounts by amortizing the amounts using the effective interest method over the term of the related debt instrument.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

Investment in Marketplace Home Mortgage – Webdigs, LLC

On August 1, 2008, the Company contributed non-cash assets into a joint venture created with Marketplace Home Mortgage, LLC for a 49% ownership interest (see Note 6). The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and for its 49% share of the income of the joint venture, and a reduction in its investment for its 49% share of any losses of the joint venture or disbursements of profits from the joint venture.

Accounting for Convertible Debentures, Warrants and Derivative Instruments

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features.

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (EITF 00-19) which requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, asset, or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the results of operations.

In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in the statement of operations as “gain or loss on warrants and derivatives.” Contingent conversion features that reduce the conversion price of warrants and conversion features are included in the valuation of the warrants and the conversion features. The recognition of the fair value of derivative liabilities (i.e. warrants and embedded conversion options) at the date of issuance is applied first to the proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument. This discount is amortized over the life of the debt instrument using the effective interest method. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

The Company uses the Black-Scholes pricing model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal verification and review. The model uses market-sourced inputs such as interest rates, exchange rates, and option volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss). The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the bid price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders, and changes in the determination of market-sourced inputs. Consequently, the Company’s financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than its operating revenues and expenses.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance for its net deferred tax assets as of January 31, 2009 and 2008 because realization of those assets is not reasonably assured.

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

Recently Issued  Accounting  Pronouncements

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 would require the entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with subsequent fair value changes recorded in the income statement.  EITF-07-5 is effective for the financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited.  The Company has not yet determined the effect that the adoption of EITF 07-5 will have on its consolidated financial statements, particularly with respect to its Convertible Note Payable (See Note 7).

3	GOING CONCERN

The Company has incurred significant operating losses for the three month periods ended January 31, 2009 and 2008.  At January 31, 2009, the Company reports a negative working capital position of $1,126,127, accumulated deficit of $3,019,161 and a stockholders’ deficit of $781,641.  It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock and debt through private placements.  The Company has already begun reducing operating expenditures and expects to increase revenues through its existing customer base and website traffic.

4	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $583,071 at January 31, 2009 and $550,206 at October 31, 2008.  The two principals of the website developer also are minority stockholders in the Company – holding less than 2% of the Company’s outstanding shares at January 31, 2009.  For the three months ended January 31, 2009 and 2008 respectively, the Company incurred $32,865 and $206,965 in services from this minority stockholder.    Included in these amounts is office rent expense of $10,500 and $6,000 for the three months ended January 31, 2009 and 2008, respectively.

There is no ongoing commitment from the Company or the related party regarding rental office space for which the Company currently pays a market rate rent of $3,500 per month.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

Due to Officers

As of January 31, 2009 and October 31, 2008, the Company was indebted to its officers for amounts totaling $32,108 and $27,277, respectively, for business expenses and consulting services.   The indebtedness is due on demand and is non-interest bearing.

5	PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees are calculated amounts from the issuance of common stock to consultants for various services. In January 2009, the Company issued 200,000 shares of the Company’s common stock and agreed to pay $15,000 to consultants as prepayments for services to be performed over the next six to nine months.  In addition, one of the Company’s minority stockholders transferred 100,000 shares of the Company’s common stock to one of these consultants on behalf of the Company. This transfer of the Company’s common stock held by the minority shareholder was treated as a capital contribution. All of the shares issued to the consultants were valued at $0.40 per share, which represented the trading fair value of the stock on the date the agreements were finalized. The amortization periods coincide with the terms of the agreements which are expected to be completed in September 2009.

The other prepaid expenses contain miscellaneous amounts the Company has prepaid for an annual software subscription and general insurance premiums.  These prepaid items are being expensed as they are being utilized.

Components of prepaid expenses are as follows:

	January 31, 2009	October 31, 2008
	(unaudited)	(audited)

Prepaid consulting fees	$100,000	$-
Other prepaid expenses	9,885	14,011

Total	$109,885	$14,011

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

6	INVESTMENT IN MARKETPLACE HOME MORTGAGE - WEBDIGS, LLC

On August 1, 2008, the Company entered into a joint venture arrangement with Marketplace Home Mortgage, LLC whereby they created a new joint venture entity called Marketplace Home Mortgage – Webdigs, LLC.  The Company contributed assets with a net book value totaling $34,804 less transferred liabilities of $23,558 for a 49% ownership stake in the joint venture, and Marketplace Home Mortgage, LLC contributed cash totaling $23,039 for 51% ownership.  The assets and liabilities contributed came entirely from the Company’s mortgage brokerage subsidiaries; Marquest Financial, Inc. and Home Equity Advisors, LLC.  All mortgage brokerage activity previously performed within these entities will now take place under the new joint venture created August 1, 2008.  Because the Company has the ability to exercise significant influence as a result of rights granted in the purchase agreement and its 49% ownership stake, the Company has accounted for this transaction as an equity investment.

Summarized financial information for this joint venture is as follows:

Summary Balance Sheet

January 31, 2009

Current assets	$71,331
Other assets	20,822
Liabilities	(30,101)

Net equity	$62,052

The Company's share in the equity in Marketplace Home Mortgage -
Webdigs, LLC (49%)	$30,405
Less: Deferred gain on excess of fair value received over net book value of assets contributed to Marketplace Home Mortgage -
Webdigs, LLC (1)	(9,370)

Investment in Marketplace Home Mortgage - Webdigs, LLC at
January 31, 2009	$21,035

(1)
At January 31, 2009, the Company’s share of the underlying assets of Marketplace Home Mortgage – Webdigs, LLC exceeded its investment by $9,370.   The excess, which relates to office equipment, is being amortized into income over the estimated remaining life of the respective assets (37 months).

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

Summary Statement of Operations

Three Months Ended January 31, 2009

Revenue	$169,120
Operating expenses	(132,195)

Operating income	36,925

Other expense	-

Net income	$36,925

The Company's share in the income of Marketplace Home Mortgage -
Webdigs, LLC (49%)	$18,093
Amortization of deferred gain on transfer of non-cash assets	760

Net equity in the income of Marketplace Home Mortgage - Webdigs, LLC	$18,853

7	CONVERTIBLE NOTE PAYABLE

On December 12, 2008, the Company entered into a $250,000 convertible debt promissory note (the Note) with Lantern Advisers, LLC (“Lantern”). The Note contains a simple interest rate of 12% per annum with $2,500 (1%) payable to the lender on a monthly basis. The Note proceeds were reduced by issuance and legal costs of $24,000 to arrive at net proceeds of $226,000.  The Note terms require repayment on or before September 30, 2009.   Company executive officers and managers have pledged as collateral 4,510,910 shares of the Company’s common stock which would be awarded to Lantern in the event of non-fulfillment of the terms of the Note.  The Company’s Chairman and CEO has also provided a personal guaranty for the entire amount of the Note.

In connection with the Note, the Company issued Lantern 200,000 shares of common stock valued at $0.10 per share.  The share price of $.10 per share was based on the most recent share price at which the Company had sold shares for cash to accredited investors (prior to the listing of the Company’s stock on the OTC bulletin board on December 19, 2008).  The issuance of these shares was recorded as a discount to the Note and will be recognized over the term of the Note using the effective interest method.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

As additional consideration for the Note, the Company issued Lantern a three-year detachable warrant expiring December 11, 2011 to purchase up to 200,000 shares of its common stock at an exercise price of $0.30 per share (the “Warrant”) which was deemed to have a fair market value of $1,651 at the time of issuance. The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the warrants issued. The following assumptions were used to estimate the fair market value of the warrant: risk free interest rate of 1.1%; expected life of 1.5 years; no expected dividends; and volatility of 74%.  The expected life of the Warrant was determined using management’s estimate. The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the warrants valued. The Company’s volatility is based on the historical volatility of publicly traded companies with similar business and risk characteristics of the Company. The expense for the warrant was recorded as a discount to the Note and will be recognized over the term of the Note using the effective interest method.

In addition to the above conditions, the Note is convertible at the option of Lantern at any time into shares of the Company's common stock at a price equal to 75% of the lowest bid price of the 5 days preceding conversion of the Note.  On December 12, 2008, this conversion feature would have converted into 3,333,333 common shares of the Company’s stock at a conversion price of $.075 per share.   At January 31, 2009, the Note would have converted into 3,703,704 shares at a conversion price of $0.068 per share.

Pursuant to SFAS 133 and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, the conversion features and warrant of the Note are considered embedded derivatives requiring bifurcation from the debt host and they are included in the balance sheet as liabilities at fair value.  The embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations.

The embedded derivatives and the warrants are initially measured at fair value using the Black-Scholes option valuation technique. In selecting the appropriate fair value technique, the Company considers the nature of the instrument, the market risks that it embodies, and the expected means of settlement.

The embedded derivative liability is re-valued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of January 31, 2009 and December 12, 2008, the fair values of the derivatives embedded in the Note were $148,489 and $125,932, respectively.

The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of January 31, 2009 and December 12, 2008, the fair values of the warrant were $4,648 and $1,651, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

For the three months ended January 31, 2009 the Company adjusted its embedded derivative liability (conversion feature) and warrant liability by $25,554.  This adjustment was recorded as a loss on the change in fair market value of derivatives and warrants in the statement of operations.

The following table summarizes the convertible note balance as of January 31, 2009:

Original gross proceeds	$250,000
Less: Debt discount arising from issuance of common stock	(20,000)
Net proceeds prior to paying transaction costs	230,000
Less: Fair value assigned to conversion feature and detachable warrants	(127,583)
Net balance at December 12, 2008	102,417
Plus: Amortization of debt discount, conversion feature and warrant	29,516

Balance at January 31, 2009	$131,933

8	SHARE- BASED COMPENSATION

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

The Company recognizes compensation expense for the stock options over the requisite service period for vesting of the award.  Total stock-based compensation expense included in the Company's consolidated statements of operations for the three months ended January 31, 2009 and 2008 is $4,624 and $0, respectively.   This expense is included in general and administrative expense.  The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the three months ended January 31, 2009.  There were no stock option grants during the three months ended January 31, 2009. There were no stock option grants prior to January 31, 2008, and thus no option expense for the three months ended January 31, 2008. As of January 31, 2009, the Company had $23,118 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted-average period of 1.25 years.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

The fair value of each option grant was estimated as of the date of the grant using the Black-Scholes pricing model.

The following is summary of stock option activity for the three months ended January 31, 2009:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at October 31, 2008	600,000	$0.25	$—	4.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at January 31, 2009	600,000	$0.25	—	4.25

Exercisable at January 31, 2009	300,000	$0.25	—	4.25

The aggregate intrinsic value in the table above represents the difference between the closing stock price on January 31, 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on January 31, 2009.   There were no options exercised in the three months ended January 31, 2009.

Restricted Stock Compensation

As of January 31, 2009, the Company had 6,629,280 of time-based restricted common stock (non-vested shares) outstanding to certain officers and employees of the Company.  This is the remaining balance after forfeitures of an original grant of 8,610,347 restricted shares. The original grants took place in the period ended October 31, 2007. As a condition of the award, the officers and employees must be employed with the Company in order to continue to vest in their shares over a two year period.  The fair value of the non-vested shares is equal to the fair market value on the date of grant and is amortized ratably over the vesting period.  No additional awards were made during the three months ended January 31, 2009 or during the year ended October 31, 2008.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

The Company recorded $60,859 and $41,727 of compensation expense in the consolidated statement of operations related to vested shares (restricted stock) for the three months ended January 31, 2009 and 2008,  respectively.

A summary of the status of non-vested shares and changes as of January 31, 2009 is set forth below:

	Restricted Shares	Unearned Compensation

Outstanding, October 31, 2007	4,686,904	$365,398
Granted	-	-
Vested	(577,806)	(41,727)
Forfeited/canceled	-	-
Outstanding, January 31, 2008	4,109,098	323,671
Granted	-	-
Vested	(577,806)	(41,727)
Forfeited/canceled	-	-
Outstanding, April 30, 2008	3,531,292	281,944
Granted	-	-
Vested	(577,806)	(41,727)
Forfeited/canceled	-	-
Outstanding, July 31, 2008	2,953,486	240,217
Granted	-	-
Vested	(659,344)	(41,727)
Forfeited/canceled	(353,329)	-
Outstanding, October 31, 2008	1,940,813	198,490
Granted	-	-
Vested	(652,311)	(60,859)
Forfeited/canceled	-	-
Outstanding, January 31, 2009	1,288,502	$137,631

The remaining 1,288,502 shares and associated unearned compensation of $137,631 will all vest during the fiscal year ending October 31, 2009.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

9	STOCKHOLDERS' EQUITY

On January 12, 2009, the Company sold 2,000 shares to a third-party accredited investor for $500 ($0.25 per share) in cash proceeds.

On January 2, 2009, the Company issued 200,000 shares to third parties at a value of $80,000 or $0.40 per share, the trading value of the Company’s common stock at that time, for prepaid consulting services.  (Note 5)

On December 12, 2008, the Company issued 200,000 shares to an investment company as issuance costs in connection with the $250,000 convertible note payable at a value of $20,000 or $0.10 per share.  The $0.10 represents the most recent price received for cash sales of shares which occurred prior to December 12, 2008.  (Note 8)

On November 15, 2008, the Company issued 28,800 shares for $7,000 or $0.243 per share for consulting services performed for the Company.  The $0.243 represents the most recent price received for cash sales of shares.

During the period from November 1, 2007 to January 31, 2008, the Company sold 1,076,000 shares of common stock to accredited investors for $269,000 ($0.25 per share) in cash proceeds.

10	FAIR VALUE MEASUREMENT

Effective November 1, 2008, the Company adopted the methods of measuring fair value described in SFAS No. 157, Fair Value Measurements. As defined in SFAS No. 157, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For the three months ended January 31, 2009, using level 2 inputs, the Company adjusted its derivative liabilities by $25,554 and recorded a loss on the change in fair value of derivatives and warrants in the statement of operations.   As of January 31, 2009, the fair value recorded on the balance sheet for the embedded derivatives and warrants was $148,489 and $4,648, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

11	COMMITMENTS AND CONTINGENCIES

The Company’s mortgage operation vacated its Bloomington, Minnesota, leased office space in October, 2008.  The mortgage operation had leased this space under a non-cancelable operating lease expiring August, 2009.  As a cost of exiting this leased office space, the Company accrued the costs of the remaining 10 months of unpaid rent (including its share of insurance, taxes, operating expenses, and common area expenses) as of October 31, 2008.  There have been no payments against the accrued amounts since October 31, 2008.

	Three Months Ended
	January 31, 2009	January 31, 2008
Accrued exit costs at October 31, 2008	$55,913	—
Additional expenses accrued during the period	—	—
Payments made during the period	—	—
Accrued exit costs at January 31, 2009	$55,913	—

12	BASIC AND DILUTED EARNINGS PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended January 31, 2009 and 2008.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

	Three Months Ended
	January 31,
	2009	2008
Basic earnings per share calculation:

Net loss to common shareholders	$(326,213)	$(563,318)

Weighted average of common shares outstanding	22,504,968	19,279,275

Basic net loss per share	$(0.01)	$(0.03)

Diluted earnings per share calculation:

Net loss to common shareholders	$(326,213)	$(563,318)

Weighted average of common shares outstanding	22,504,968	19,279,275
Stock options, warrants, and convertible debt (1)	-	-
Diluted weighted average common shares outstanding	22,504,968	19,279,275

Diluted net loss per share	$(0.01)	$(0.03)

(1)
The computation of diluted net loss per share as of January 31, 2009 does not differ from the basic computation because potentially dilutive issuable securities of warrants and options of 500,000 shares and 3,703,704 conversion shares related to the convertible debt promissory note would be anti-dilutive.  There were no potentially anti-dilutive shares as of January 31, 2008.

13	SEGMENT FINANCIAL INFORMATION

The Company has two reporting segments that fall within two primary business groups: web-assisted real estate broker and mortgage broker.

The main distinction offered by the Company’s web-assisted real estate brokerage services is that of a flat fee structure for listing services and a graduated fee structure offering customers a rebate up to 50% of the Company’s broker commission for real estate buyers. This business segment operates as Webdigs, Inc. Its principal market is the United States.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Month Periods Ended January 31, 2009 and 2008

The mortgage broker segment assists homeowners in refinancing their home mortgages and assists prospective home buyers in qualifying for a home mortgage and brokering the financing. This business segment operated as Marquest Financial (from October 22, 2007) and Home Equity Advisors (from July 15, 2007) to July 31, 2008.  Starting in August 2008, the Company created a new joint venture and began operating this segment in Minnesota as a limited liability company under the name Marketplace Home Mortgage - Webdigs, LLC.

The corporate segment consists primarily of investments in fixed assets, personnel and other operating expenses associated with the Company’s corporate offices in Minneapolis, and certain technology initiatives.

Selected financial information about the Company’s operations by segment for the quarters ended January 31, 2009 and 2008 is as follows:

	Web- Assisted Real Estate Brokerage	Retail Mortgage Brokerage	Corporate and Other	Total
Three Months Ended January 31, 2009
Net revenues	$38,627	$-	$-	$38,627
Operating loss	(95,766)	(13,286)	(173,418)	(282,470)
Equity in income from Marketplace Home
Mortgage - Webdigs, LLC	-	18,853	-	18,853
Interest expense	-	-	37,042	37,042
Depreciation & amortization	37,859	10,905	-	48,764
Assets	274,014	80,697	212,702	567,413
Capital expenditures and website
development costs	-	-	-	-

Three Months Ended January 31, 2008
Net revenues	$19,096	$150,286	$-	$169,382
Operating loss	(357,048)	(65,971)	(138,089)	(561,108)
Equity in income from Marketplace Home
Mortgage - Webdigs, LLC	-	-	-	-
Depreciation & amortization	36,295	19,854	-	56,149
Assets	401,012	188,821	14,975	604,808
Capital expenditures and website
development costs	6,814	-	-	6,814

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth below should be read in conjunction with our audited consolidated financial statement contained in our Form 10K  filed with the SEC on February 13, 2009  relating to our fiscal year ended October 31, 2008.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Webdigs, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the 10K filed with the SEC on February 13, 2009 should be considered in evaluating our prospects and future performance.

General Overview

We are a web-based, full service real estate company that offers innovative services to home buyers and sellers. We share with each buyer up to one-half (50%) of the commission we receive from the seller or listing broker, with a minimum fee of $3,000 per transaction to the Company. Using a generally accepted industry average fee of 2.7% for buyer representation, any customer purchasing a home for a price exceeding $111,000 may benefit financially from using Webdigs as the broker. Using the same 2.7% buyer’s broker fee, a customer purchasing a home for a price exceeding $222,000 will receive a commission rebate of approximately 1.35% of purchase price (or one-half of the 2.7% buyer’s brokers fee). Again using the same 2.7% buyer’s broker fee, a buyer purchasing a home with a sales price between $111,000 and $222,000 will pay Webdigs a flat $3,000 broker fee with the remainder of the buyer’s broker fee being returned to him as a non-taxable rebate. We believe this gives buyers a financial incentive to use our services. We primarily target those home buyers who are willing and able to independently begin their home search on the Internet. As part of our website interface and personal service, we also offer home buyers tools to manage their purchase transactions from initial search to the closing of their purchase.

In our main Twin Cities market, we provide our home sellers with Northstar MLS listings for a flat fee of $3,000 at closing. A traditional listing (selling) broker charges 3.3% of final sale price as their fee for representing a seller. Assuming a sale price of $300,000, a Webdigs listing customer may save approximately $6,900 on his or her home sale by using Webdigs as their broker. Instead of paying a broker 3.3% of the $300,000 sale price ($9,900), the seller would pay Webdigs $3,000. The savings of $6,900 belongs to the Webdigs customer. The Northstar MLS contains listings from Minnesota, portions of western Wisconsin, northern Iowa, and eastern North and South Dakota. Our listings also appear on Realtor.com and 14 other national home-listing websites. In addition to providing home sellers with a home listing, Webdigs arranges for virtual home tours of our sellers’ homes so that the resulting virtual tour may become a part of the listing on our website. To assist with the pricing of a seller’s home, we provide a comparative market analysis to the seller and individual consultation on pricing strategies. Finally, we also provide a range of individual strategies for readying a seller’s home for sale, including appropriately staging the home. We support these services with marketing and advertising campaigns designed to drive traffic to our website.

We currently offer our services in three states-Minnesota, Wisconsin, and Florida. When we represent buyers, we share with them up to one-half of our buyer broker commission, which we receive from the seller or listing broker. For the three months ended January 31, 2009, our net real estate brokerage revenue increased by 102% to $38,627 versus the $19,096 closed in the three months ended January 31, 2008.    After paying out customer rebates, we averaged net commissions of $3,813 on each of the five buyer transactions we closed in the quarter ended January 31, 2009.   On a quarterly transaction basis, we grew by 150% versus the prior year quarter by closing a total of 10 real estate transactions (five buyer and five listings) in the quarter ended January 31, 2009 compared to 4 in the same period last fiscal year.  On average, each of the five customers who purchased a home through Webdigs in the quarter ended January 31, 2009 received a rebate check of over $5,000.   Our revenues for the quarter ended January 31, 2009 can be broken down as follows: buyers - $19,064, sellers – $15,413, and miscellaneous administrative fees - $4,150.   The miscellaneous fees consist primarily of $295  per closed transaction in administrative fees charged and some non-refundable payments from clients who are listing their homes with us for virtual photo tours, yard signs and our administrative time to get all of their homes’ data onto the on-line multiple listing service.

Currently, our revenues consist primarily of web-assisted real estate brokerage commissions received, as agents in residential real estate transactions, at the time a real estate transaction closes. We record revenues as gross revenue. Consumer rebates and third-party agent commissions paid to buyer’s brokers (in those instances where we represent the seller of a home) are treated as offsetting reductions to gross revenue. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home purchase price and percentage commission we receive on each transaction.  In addition to traditional financial measures, we use several tools to monitor the overall health of our real estate business. Some of the key performance indicators we use are the following: website traffic, daily number of contacts initiated by potential customers, number of new customers (i.e., both buyers and sellers) added weekly, weekly number of transactions closed, and overall pipeline of active customers. We also monitor daily cash flow and the average time it takes to close a transaction (i.e., time elapsed between the creation of a customer relationship and the closing date for a transaction related to that customer).

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

We are encouraged that the new Presidential administration has placed an emphasis on stabilizing the housing and mortgage markets and is injecting hundreds of billions of dollars to do so.  Additionally, there is positive news in our largest market (Twin Cities) as published by the Minneapolis Star Tribune on January 15, 2009.   Pending sales over the second half of the year increased by 15.7% in 2008 versus 2007.   The same Star Tribune article cited a second piece of positive news for buyers in the Twin Cities; only a 4.1% drop in the median home price of traditional sales (excluding foreclosures or lender mediated sales) in 2008 versus 2007.   We believe that these two factors, coupled with federal government’s economic stimulus package, and currently low interest rates, should help the Twin Cities real estate market stabilize in 2009.

Mortgage and Insurance

Since August 1, 2008 and for the entire quarter ended January 31, 2009, all mortgage operations have been generated through our investment in our mortgage joint venture, Marketplace Home Mortgage - Webdigs, LLC (MHMW).   Prior to the establishment of the joint venture, we consolidated revenues from our two wholly owned mortgage subsidiaries, Marquest Financial, Inc., and Home Equity Advisors, LLC. The operations from these two subsidiaries were transferred into the joint venture on August 1, 2008. Once the joint venture was established, we no longer consolidate revenues from this operation. Instead, we report only our share of the net profits and losses from the joint venture as other income.  Revenues are reported in a separate footnote (See Note 6 of the consolidated financial statements). Therefore, in the three month period ended January 31, 2009, we recorded no mortgage revenue compared to $150,286 for the three month period ended January 31, 2008.

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

Significant Trends and Uncertainties

We are experiencing sales growth in our real estate brokerage segment but do face significant liquidity constraints due to the costs associated with developing our real estate business. Since inception (May 1, 2007) to January 31, 2009, we have incurred net losses totaling $3,019,161.   Fortunately, our quarterly operating losses continue to lessen; $282,470 for the quarter ended January 31, 2009 as compared $561,108 for the quarter ended January 31, 2008.  As mentioned in more detail below and elsewhere in this filing, we will require additional financing to maintain operations and to achieve our expansion goals. If our efforts to raise additional capital take longer than we expect or we are unsuccessful in securing capital, we expect to decrease our advertising, identify other areas to reduce current costs, and concentrate on continuing to build market share and real estate revenue in the Minneapolis-St. Paul metropolitan area and Wisconsin. As part of this plan, we would intend to have our Florida real estate operations continue for as long as possible, even in a diminished capacity, if necessary. We do expect, however, that we would cease operating in Florida prior to any significant reduction in operation in Minneapolis-St. Paul or Wisconsin. Due to the difficult markets for obtaining equity and debt financing, we are exploring a wide variety of potential financing sources and arrangements.

In addition to the uncertainties surrounding our cash and liquidity situation, current real estate and credit market conditions present a significant uncertainty for our business.  We believe that our business in the latter parts of fiscal 2008 was adversely affected by the well publicized problems in these markets, resulting in lower real estate activity and fewer real estate brokerage transactions.  Dramatic declines in the housing market during 2008, with falling home prices, decreasing home sales volume, and increasing foreclosures and unemployment, have resulted in many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers (including other financial institutions).  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  Our business and our viability may be threatened if these adverse conditions persist into the summer of 2009.   We are hopeful that the intense national focus on restoring American capital markets and stabilizing our banking system will provide an impetus to a revival in the housing and real estate markets.

Results of Operation

For the three month periods ended January 31, 2009 and 2008

The Company incurred operating losses of $282,470 for the three months ended January 31, 2009 compared to a loss of $561,108 for the three month period ended January 31, 2008.    On a consolidated level, net revenues decreased from $169,382 for the quarter ended January 31, 2008 to $38,627 for the quarter ended January 31, 2009.  Because our mortgage subsidiaries were transferred into the joint venture, Marketplace Home Mortgage – Webdigs, LLC we no longer include their revenue in our total revenue amount.  We only report our percentage share of net profit from the joint venture in our financial statements. The shifting of our mortgage brokerage to MHMW has affected our reported revenues significantly.  We are pleased, however, that our core real estate operations continue to grow; sales were up 102% from $19,096 in the quarter ended January 31, 2008 to $38,627 for the same period ended January 31, 2009.   As mentioned above, the number of real estate transactions closed increased from 4 to 10 for the three month periods ended January 31, 2008 and 2009, respectively.

In addition to the sales growth mentioned above, our joint venture MHMW also has begun to show solid profit growth.  For the quarter ended January 31, 2009, the joint venture recorded net income of $36,925.   Our 49% share of the net income, which we adjusted for amortization of a deferred gain on the initial transfer of assets we made to the joint venture amounted to $18,853. (See Note 6 of the consolidated financial statements for more details).  We expect additional growth from the mortgage joint venture in the spring of this year.

The quarter ended January 31, 2009 marked a shift in our strategy towards more lower cost targeted real estate marketing and a focus on becoming cash flow positive  on a quarterly basis before the end of this fiscal year.   To achieve these goals, we reduced selling expenses from $570,184 in three months ended January 31, 2008 to $164,415 for the three months ended January 31, 2009.  Most significant among the selling cost decreases were three items: website development, compensation, and advertising and promotion.   We cut our www.webdigs.com website development and upkeep expenses from $156,866 for the three months ended January 31, 2008 to $2,296 for the three months ended January 31, 2009.    For the same periods, we reduced sales compensation costs from $201,947 to $68,456 and advertising and promotion from $82,372 to $21,280.   Fortunately, our www.webdigs.com website is fully operational and requires very limited maintenance right now.

Our general and administrative spending allows less flexibility than selling costs.  For the three months ended January 31, 2009, we incurred $156,682 in general and administrative expense spending compared to $160,306 for three months ended January 31, 2008.  The most significant general and administrative items were non-cash compensation and professional fees.   Non-cash compensation is addressed in the financial statements. Non-cash stock compensation costs increased from $41,727 for the three months ended January 31, 2008 to $65,485 for the three months ended January 31, 2009.  Partially, offsetting the increase in non-cash compensation was a decrease in professional fees of $29,580.  The decrease in professional fees can be attributed to significantly reduced legal fees and also a switch from consulting expense to payroll for the Company’s Chief Financial Officer.  In the three months ended January 31, 2008, our CFO was a non-employee contractor.  For the three months ended January 31, 2009, his salary is classified as compensation costs.    This shift results in a decrease in professional fees of approx $13,000 for the three months ended January 31, 2009.     Further reductions in general and administrative costs will be difficult to achieve given the fact that over 41% of our costs are non-cash accounting entries ($65,485 in non-cash restricted share and stock option compensation costs for the three months ended January 31, 2009).   Furthermore, with the exception of our Chief Financial Officer and part-time accountant, everyone employed by the Company is directly involved in sales efforts.

Assets and Employees; Research and Development

Our primary assets are cash and intellectual-property rights, which are the foundation for our services. At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term. Neither do we anticipate any imminent or significant changes in the number of our employees. We will be increasing the number of independent contractor real estate agents upon whom we rely to provide personal services in the event that we expand into other markets or our business in our current markets significantly increases.

We expect that we will invest time, effort and expense in the continued refinement of our website and user interface. Currently, we expect to spend approximately $50,000 in such improvement activities over the course of fiscal 2009.     As mentioned above, as of January 31, 2009 we have spent approximately $2,296 of our anticipated $50,000 current fiscal year website spending.

Liquidity and Capital Resources; Anticipated Financing Needs

As of January 31, 2009, we had $88,467 cash and cash equivalents, and current liabilities of $1,339,637 On December 12, 2008, we obtained a convertible promissory note  in the amount of $250,000 from an investment group affiliated with current shareholders of the Company (See Note 8 of the consolidated financial statements for note conditions and details) for working capital needs.   In December, 2008, we also raised $500 cash from one accredited investor who purchased 2,000 shares of our common stock in a private placement.

We used $179,741 of cash in operating activities during the three months ended January 31, 2009 compared to $338,783 for the three months ended January 31, 2008.  Cash used in operations for the three months ended January 31, 2009 included a net loss of $326,213, which was partially offset by $158,266 of various non-cash expenses for depreciation, amortization, share-based compensation, debt discount and issuance cost amortization, unrealized losses on derivatives, change in our equity position with our joint venture and shares issued for vendor payment.  For the three months ended January 31, 2008, these non-cash expenses totaled $97,876. For the three months ended January 31, 2009, a decrease in accounts payable of $90,606 is partially offset by increases in amounts owed to related parties of $35,624.   As mentioned above, the note we obtained in December provided cash of $226,000 (after paying $4,000 in issuance costs and $20,000 in accrued legal fees). In total, financing activities were virtually identical in the two three month periods ended January 31, 2009 and 2008.  In the quarter ended in January 2009, net financing activities provided a total of $230,406 compared to $247,292 for the same period ended January, 2008.   As it pertains to investing activities, we did not make any investments in the three month period ended January 31, 2009.  For the same period last year, we invested $6,814 in computer equipment.

For our one issuance of common stock in the private placement offering, we relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and the safe harbor thereunder based on the fact that there was one single investor who qualified as an “accredited investors” under Rule 501 of the Securities Act of 1933 and who had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment. The securities offered and sold in the transaction were not registered under the Securities Act of 1933 and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement offering contained in this information statement is not an offer to sell or a solicitation of an offer to buy any securities of the Company.

Given our relatively low cash position, our near term focus in fiscal 2009 continues to create some positive operating cash flow from our web-assisted real estate brokerage and mortgage brokerage operations.    We believe that our projected revenue growth during the second and third quarters of the current fiscal year ending October 31, 2009 should generate sufficient capital to fund our operations beyond September, 2009, based primarily on extended payment terms that we have negotiated or obtained with our vendors and in part on effective working capital management.    If our core brokerage operations grow and provide us with a solid positive monthly cash flow, we expect that towards the end of the fiscal year or beginning of the next fiscal year (starting November 2009) we would seek $5 to $6 million to fund expansion.   If we succeed in raising such amount, we believe that we would have sufficient capital to fund our operations through October 31, 2011. Thereafter, however, we would likely require additional financing to fund full nationwide expansion.

The proceeds from the $250,000 convertible promissory note financing obtained in December 2008 have provided critical liquidity to our business operations. We expect the note will provide us working capital sufficient to fund current operations through the note's maturity date on September 30, 2009.  In addition, as indicated above, we have obtained express or tacit extended payment agreements with our vendors relating to an aggregate of $630,000 in payables that are presently due.  In those cases where we do not have an express agreement with vendors, it is possible that a vendor may demand payment or refuse to provide services that are critical to the ability of the Company to either continue to operate or to timely file  required reports with the SEC.  If any such risk materializes, it would likely decrease our likelihood of obtaining financing on terms acceptable to us, if at all.  In addition, if we fail to reach sales revenue objectives (for any reason, including due to continued poor real estate and credit market conditions beyond our control), additional financing may not be available on terms favorable to us, if at all.

If additional funds are raised by the issuance of our equity securities, such as through the issuance of common stock and exercise of stock options and warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other types of (typically preferred) equity instruments, then we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures.

Effective as of May 7, 2008, we granted options to three non-employee directors as a means of inducing them to join the Board of Directors, giving each of them the right to purchase up to 200,000 shares of common stock at the per-share price of $0.25. These options may be exercised, to the extent vested, at any time prior to May 7, 2013. Rights to purchase one-half of the shares issuable under the options vested immediately upon issuance, with the remaining rights scheduled to vest in two equal annual installments on each of May 7, 2009 and 2010. Under SFAS No. 123(R), for stock-based awards granted after January 1, 2006, we recognized compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model of $4,624 for the three months ended January 31, 2009. Black-Scholes is used to determine the fair value for options issued to both employees and non-employees. The estimated fair value of these stock option grants was $73,979.  We will record the remaining $23,118 as stock compensation expense over the vesting period until May 7, 2010.

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

Revenue Recognition

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

Intangible Assets

We have two types of intangible assets.

Website Development
The primary interface with the customer in our web-assisted real estate broker operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized according to provision in Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs (EITF 00-2), and AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs totaled $413,516 from inception (May 1, 2007) to October 31, 2007. Amortization is on a straight-line method over the estimated useful life of the website of 3 years.   No additional costs were capitalized for the year ended October 31, 2008 or the three months ended January 31, 2009.   All costs incurred in 2008 relating to the website were determined to be operational type costs and were properly expensed.

Customer Lists
The Company accounts for customer lists under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the lists estimated 2-3 year life.

The company assessed impairment of these two intangible assets at October 31, 2008 and determined that there was no impairment.   The Company concluded that no impairment was present at January 31, 2009.

Investment in Marketplace Home Mortgage

On August 1, 2008, the Company contributed non-cash assets into a joint venture created with Marketplace Home Mortgage, LLC for a 49% ownership interest (see Note 5 to the consolidated financial statements). The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and for its 49% share of the income of the joint venture, and a reduction in its investment for its 49% share of any losses of the joint venture or disbursements of profits from the joint venture.

Accounting for Convertible Debentures, Warrants and Derivative Instruments

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features.

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (EITF 00-19) which requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, asset, or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the results of operations.

In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in the statement of operations as “gain or loss on warrants and derivatives.” Contingent conversion features that reduce the conversion price of warrants and conversion features are included in the valuation of the warrants and the conversion features. The recognition of the fair value of derivative liabilities (i.e. warrants and embedded conversion options) at the date of issuance is applied first to the proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument. This discount is amortized over the life of the debt instrument using the effective interest method. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

The Company uses the Black-Scholes pricing model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal verification and review. The model uses market-sourced inputs such as interest rates, exchange rates, and option volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss). The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the bid price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders, and changes in the determination of market-sourced inputs. Consequently, the Company’s financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than its operating revenues and expenses.

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. We expect revenues in each quarter to be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing.

Going Concern

The Company incurred significant operating losses for the three month period ended January 31, 2009 and 2008.  At January 31, 2009, the Company reports a negative working capital position of $1,126,127, accumulated deficit of $3,019,161 and a stockholders’ deficit of $781,641.  It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next nine months, the Company plans to seek additional financing where available.  The Company has already begun reducing operating expenditures and expects to increase revenues through its existing customer base and website traffic.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures.

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

As of January 31, 2009, our management with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2009, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of January 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (GAAP).  We are currently looking into cost effective steps to potentially remediate such material weakness as described below.   These material weaknesses have been previously identified in our October 31, 2008 10-K filing which was filed on February 13, 2009.

The material weaknesses which we identified are as follows:

•
The Company does not currently have an audit committee that is actively involved with the financial reporting process and thus the Company lacks the board oversight role within the financial reporting process.

•
The Company’s small size and only “one financial person” office prohibits the segregation of duties and the timely review of financial data and banking information.  The Company has limited review procedures in place.

•	Numerous GAAP audit adjustments were made to the financial statements for the period ended January 31, 2009 and the year ended October 31, 2008.

We have now established a formalized audit commitee which is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.   No other remediation efforts have taken place during the quarter ended January 31, 2009 due to lack of available funds.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 31, 2009, no change in our internal control over financial reporting has occurred which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities `
During the quarter ended January 31, 2009, the Company offered and sold 2,000 shares of common stock in a private placement  at a per share price of $0.25.  The Company received gross proceeds from this sale of $500 and paid no commissions or fees in connection with the private placement.

For our one issuance of common stock in the private placement offering, we relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and the safe harbor thereunder based on the fact that there was one single investor who qualified as an “accredited investors” under Rule 501 of the Securities Act of 1933 and who had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment. The securities offered and sold in the transaction were not registered under the Securities Act of 1933 and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement offering contained in this information statement is not an offer to sell or a solicitation of an offer to buy any securities of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Shareholders

None.

Item 5. Other Information

a)	All information required to be disclosed on a report on Form 8-K during the period ended January 31, 2009 has previously been reported.
b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer

Dated: March 17, 2009

/s/ Edward Wicker
Edward Wicker
Chief Financial Officer
Dated: March 17, 2009

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002