Form 10-Q
period 2009-04-30
WEBDIGS INC
filed 2009-06-15
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ¨ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

As of June 15, 2009 there were 31,097,056 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTH
PERIODS ENDED APRIL 30, 2009 AND 2008

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	3

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2009 (Unaudited)	October 31, 2008 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$6,553	$37,802
Commissons and fees receivable	17,994	12,467
Prepaid expenses and deposits	63,856	14,011
Debt issuance costs, net	2,000	-
Other current assets	6,080	6,125

Total current assets	96,483	70,405

Investment in Marketplace Home Mortgage Webdigs, LLC	20,967	2,182

Office equipment and furniture, net	23,513	30,202

Intangible assets, net	260,700	351,430

Total assets	$401,663	$454,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	April 30, 2009 (Unaudited)	October 31, 2008 (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of capital lease obligations	$4,008	$3,828
Accounts payable	306,986	377,538
Accounts payable - minority stockholder	631,885	550,206
Due to officers	53,007	27,277
Accrued expenses:
Professional fees	18,000	50,000
Payroll and commissions	47,300	32,269
Lease expenses for vacated office space	55,913	55,913
Other	14,287	15,170
Convertible note payable, net of discount	176,207	-
Liabilities for warrant to purchase common stock	13,596	-
Embedded derivatives of convertible debt instruments	177,695	-

Total current liabilities	1,498,884	1,112,201

Long term liabilities:
Capital lease obligation, less current portion	8,380	10,431

Total liabilities	1,507,264	1,122,632

Stockholders' deficit:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 22,739,511 and 22,308,711 common shares issued and outstanding at April 30, 2009 and October 31, 2008, respectively	22,740	22,309
Additional paid-in-capital	2,280,265	2,002,226
Accumulated deficit	(3,408,606)	(2,692,948)

Total stockholders' deficit	(1,105,601)	(668,413)

Total liabilities and stockholders' deficit	$401,663	$454,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Gross revenues	$91,166	$371,308	$179,192	$565,964
Less: commissions, rebates and third
party agent commissions	(31,925)	(41,329)	(81,324)	(66,603)

Net revenues	59,241	329,979	97,868	499,361

Operating expenses:
Selling	163,070	775,536	327,485	1,345,720
General and administrative	191,582	180,852	348,264	341,158

Total operating expenses	354,652	956,388	675,749	1,686,878

Operating loss	(295,411)	(626,409)	(577,881)	(1,187,517)

Other income (expense):
Equity in income (loss) from Marketplace Home
Mortgage - Webdigs, LLC	(68)	-	18,785	-
Interest expense	(55,812)	(2,344)	(92,854)	(4,554)
Loss on change in fair value of derivatives and warrants	(38,154)	-	(63,708)	-

Total other income (expense)	(94,034)	(2,344)	(137,777)	(4,554)

Net loss before income taxes	(389,445)	(628,753)	(715,658)	(1,192,071)

Income tax provision	-	-	-	-

Net loss	$(389,445)	$(628,753)	$(715,658)	$(1,192,071)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.06)

Weighted average common shares outstanding -
basic and diluted	22,739,511	20,984,507	22,622,239	20,131,891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended April 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	April 30,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(715,658)	$(1,192,071)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	6,689	15,586
Amortization of intangible assets	90,730	97,581
Amortization of convertible note payable discounts	73,790	-
Amortization or debt issuance costs	2,000	-
Loss on change in fair value of derivatives and warrants	63,708	-
Loss on disposal of fixed assets	-	267
Equity in the (income) loss of Marketplace Home Mortgage - Webdigs, LLC	(18,785)	-
Share-based compensation	130,970	83,453
Common stock issued for services	7,000	-
Changes in operating assets and liabilities:
Commissions and fees receivable	(5,527)	(23,258)
Prepaid expenses and deposits	70,155	6,606
Other current assets	45	-
Accounts payable	(70,552)	178,916
Accounts payable - minority stockholder	81,679	66,013
Accrued expenses and other liabilities	2,148	(18,356)
Net cash flows used in operating activities	(281,608)	(785,263)

Cash flows from investing activities:
Purchase of equipment and fixtures	-	(18,216)
Net cash flows used in investing activities	-	(18,216)

Cash flows from financing activities:
Issuance of common stock	500	826,500
Proceeds from issuance of convertible debentures, net of debt issuance costs of $4,000 and payment of unrelated accrued legal fees of $20,000	226,000	-
Increase (decrease) in due to officers	25,730	(17,601)
Principal payments on capital lease obligations	(1,871)	(4,362)
Net cash flows provided by financing activities	250,359	804,537

Net change in cash and cash equivalents	(31,249)	1,058

Cash and cash equivalents, beginning of period	37,802	113,280

Cash and cash equivalents, end of period	$6,553	$114,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended April 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	April 30,
	2009	2008
	(unaudited)	(unaudited)

Supplemental cash flow information
Cash paid for interest	$11,497	$2,210

Supplemental disclosure of non-cash investing and financing activities

Issuance of common stock to convertible debt holder as a discount on the debt	$20,000	$-

Discount on convertible debt due to detachable warrant and embedded conversion options	$127,583	$-

Accrued legal fees paid by withholding from debt proceeds	$20,000	$-

Related party contribution to consultant for prepaid consulting fees	$40,000	$-

Common stock issued for prepaid consulting fees	$80,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

1             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Webdigs, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Webdigs, Inc. (“the Company”) was incorporated on May 25, 1994 under the name of Select Video, Inc. The Company changed to its current name on October 23, 2007.  Select Video, Inc. was an inactive shell from February 29, 2000 to October 24, 2007 when they entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 15,818,251 shares of its common stock to its subsidiary Select Video Acquisition, LLC which in-turn used those shares to acquire all of the outstanding units of Webdigs, LLC, a private company organized in the state of Minnesota resulting in Webdigs, LLC as the surviving entity. Webdigs, LLC, based in Minneapolis, MN, was organized on May 1, 2007 and consists of two strategic operating segments;  (1) web-assisted real estate broker, offering the same customer experience as a full service broker utilizing a flat fee structure for listing services to their selling customers and a graduated fee structure for their buying customers by rebating up to one-half of its broker commissions and (2) mortgage broker, assisting homeowners in refinancing their home mortgages and assisting new home buyers in qualifying for home mortgages and brokering the financing. The mortgage broker segment operates as an unconsolidated joint venture under the name of Marketplace Home Mortgage - Webdigs, LLC.  The web-assisted real estate broker segment operates as Webdigs, LLC.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

Consolidation Policies

The consolidated financial statements for the six month periods ended April 30, 2009 and 2008, include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes wholly owned subsidiaries of Marquest Financial, Inc., Home Equity Advisors, LLC, and Credit Garage, LLC.  The investment in Marketplace Home Mortgage - Webdigs, LLC (49% ownership) is recorded on the equity method.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

On June 3, 2009, the Company unwound its acquisition of Marquest Financial, Inc. (see Note 14).

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
For the Three and Six Month Periods Ended April 30, 2009 and 2008

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
For the Three and Six Month Periods Ended April 30, 2009 and 2008

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance for its net deferred tax assets as of April 30, 2009 and 2008 because realization of those assets is not reasonably assured.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”).EITF No. 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 would require the entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with subsequent fair value changes recorded in the income statement.  EITF-07-5 is effective for the financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited.  The Company has not yet determined the effect that the adoption of EITF 07-5 will have on its consolidated financial statements, particularly with respect to its Convertible Note Payable (See Note 7).

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of the activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. This FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. For the Company, this FSP is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting.  In addition, this FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  For the Company, these additional disclosures will be required beginning with the quarter ending July 31, 2009. We are currently evaluating the requirement of these additional disclosures.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

3            GOING CONCERN

The Company has incurred significant operating losses for the six month periods ended April 30, 2009 and 2008.  At April 30, 2009, the Company reports a negative working capital position of $1,402,401, accumulated deficit of $3,408,606 and a stockholders’ deficit of $1,105,601.  It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock and debt through private placements.  The Company has already begun reducing operating expenditures and expects to increase revenues through its existing customer base and website traffic.

4             RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $631,885 at April 30, 2009 and $550,206 at October 31, 2008.  The two principals of the website developer are also minority stockholders in the Company – holding less than 2% of the Company’s outstanding shares at April 30, 2009.  For the six months ended April 30, 2009 and 2008 respectively, the Company incurred $81,679 and $396,894 in services from this minority stockholder.  Included in these amounts is office rent expense of $21,000 and $15,000 for the six months ended April 30, 2009 and 2008, respectively.

There is no ongoing commitment from the Company or the related party regarding rental office space for which the Company currently pays a market rate rent of $3,500 per month.

Due to Officers

As of April 30, 2009 and October 31, 2008, the Company was indebted to its officers for amounts totaling $53,007 and $27,277, respectively, for business expenses and consulting services. The indebtedness includes $47,977 of non-interest bearing payables due on demand and $5,030 of interest bearing debt.

The interest bearing short term loan includes a principal of $5,000 and accrued interest at 1% simple interest per month of $30.  The Company repaid the short term officer loan in full in May 2009.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

5             PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees are calculated amounts from the issuance of common stock to consultants for various services. In January 2009, the Company issued 200,000 shares of the Company’s common stock and agreed to pay $15,000 to consultants as repayments for services to be performed over the next six to nine months.  In addition, in January 2009, one of the Company’s minority stockholders transferred 100,000 shares of the Company’s common stock owned by the stockholder to one of these consultants on behalf of the Company.  This transfer of the Company’s common stock held by the minority shareholder was treated as a capital contribution.  All of the shares issued to the consultants were valued at $0.40 per share, which represented the trading fair value of the stock on the date the agreements were finalized.  The amortization periods coincide with the terms of the agreements which are expected to be completed in August 2009.

The other prepaid expenses contain miscellaneous amounts the Company has prepaid for an annual software subscription and general insurance premiums.  These prepaid items are being expensed as they are being utilized.

Components of prepaid expenses are as follows:

	April 30, 2009	October 31, 2008
	(unaudited)	(audited)

Prepaid consulting fees	$60,000	$-
Other prepaid expenses	3,856	14,011

Total	$63,856	$14,011

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

Summarized financial information for this joint venture is as follows:

Summary Balance Sheet

April 30, 2009

Current assets	$42,230
Other assets	19,509
Liabilities	(1,377)

Net equity	$60,362

The Company's share in the equity in Marketplace Home Mortgage - Webdigs, LLC (49%)	$29,577
Less: Deferred gain on excess of fair value received over net book value of assets contributed to Marketplace Home Mortgage - Webdigs, LLC (1)	(8,610)

Investment in Marketplace Home Mortgage - Webdigs, LLC at April 30, 2009	$20,967

(1)
At April 30, 2009, the Company’s share of the underlying assets of Marketplace Home Mortgage – Webdigs, LLC exceeded its investment by $8,610.  The excess, which relates to office equipment, is being amortized into income over the estimated remaining life of the respective assets (34 months).

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

Summary Statement of Operations

	Three Months Ended April 30, 2009	Six Months Ended April 30, 2009

Revenue	$77,293	$246,413
Operating expenses	(78,982)	(211,177)

Operating income	(1,689)	35,236

Other expense	-	-

Net income	$(1,689)	$35,236

The Company's share in the income of Marketplace Home Mortgage Webdigs, LLC (49%)	$(828)	$17,265
Amortization of deferred gain on transfer of non-cash assets	760	1,520

Net equity in the income of Marketplace Home Mortgage - Webdigs, LLC	$(68)	$18,785

7             CONVERTIBLE NOTE PAYABLE

On December 12, 2008, the Company entered into a $250,000 convertible debt promissory note (the Note) with Lantern Advisers, LLC (“Lantern”). The Note contains a simple interest rate of 12% per annum with $2,500 (1%) payable to the lender on a monthly basis. The Note proceeds were reduced by issuance and legal costs of $24,000 to arrive at net proceeds of $226,000.  The Note terms require repayment on or before September 30, 2009.   Company executive officers and managers have pledged as collateral 4,510,910 shares of the Company’s common stock which would be awarded to Lantern in the event of non-fulfillment of the terms of the Note.  The Company’s Chairman/CEO has also provided a personal guaranty for the entire amount of the Note.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

As additional consideration for the Note, the Company issued Lantern a three-year detachable warrant expiring December 11, 2011 to purchase up to 200,000 shares of its common stock at an exercise price of $0.30 per share (the “Warrant”) which was deemed to have a fair market value of $1,651 at the time of issuance. The Company used the Black-Scholes pricing model as a method for determining the estimated fair value of the warrants issued. The following assumptions were used to estimate the fair market value of the warrant: risk free interest rate of 1.1%; expected life of 1.5 years; no expected dividends; and volatility of 74%.  The expected life of the Warrant was determined using management’s estimate. The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the warrants valued. The Company’s volatility is based on the historical volatility of publicly traded companies with similar business and risk characteristics of the Company.  The expense for the Warrant was recorded as a discount to the Note and will be recognized over the term of the Note using the effective interest method.

In addition to the above conditions, the Note is convertible at the option of Lantern at any time into shares of the Company's common stock at a price equal to 75% of the lowest bid price during the five trading days immediately preceding conversion of the Note.  On December 12, 2008, this conversion feature would have converted into 3,333,333 common shares of the Company’s stock at a conversion price of $.075 per share.  At April 30, 2009, the Note would have converted into 1,666,667 shares at a conversion price of $0.15 per share.

Pursuant to SFAS 133 and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, the conversion features and warrant of the Note are considered embedded derivatives requiring bifurcation from the debt host and they are included in the balance sheet as liabilities at fair value.  The embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the consolidated statement of operations.

The embedded derivatives and the warrants were initially measured at fair value using the Black-Scholes option valuation technique. In selecting the appropriate fair value technique, the Company considers the nature of the instrument, the market risks that it embodies, and the expected means of settlement.

The embedded derivative liability is re-valued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of April 30, 2009 and December 12, 2008, the fair values of the derivatives embedded in the Note were $177,695 and $125,932, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations.  As of April 30, 2009 and December 12, 2008, the fair values of the warrant were $13,596 and $1,651, respectively.

For the three and six months ended April 30, 2009 the Company adjusted its embedded derivative liability (conversion feature) and warrant liability by $38,154 and $63,708, respectively.  This adjustment was recorded as a loss on the change in fair market value of derivatives and warrants in the consolidated statement of operations.

The following table summarizes the convertible note balance as of April 30, 2009:

Original gross proceeds received December 12, 2008	$250,000
Less: Debt discount arising from issuance of common stock	(20,000)
Net proceeds prior to paying transaction costs	230,000
Less: Fair value assigned to conversion feature and detachable warrants	(127,583)
Net balance at December 12, 2008	102,417
Plus: Amortization of debt discount, conversion feature and warrant for the period from December 12, 2008 to April 30, 2009	73,790

Balance at April 30, 2009	$176,207

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

The Company recognizes compensation expense for the stock options over the requisite service period for vesting of the award.  Total stock-based compensation expense included in the Company's consolidated statements of operations for the six months ended April 30, 2009 and 2008 is $9,249 and $0, respectively.  This expense is included in general and administrative expense.  The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the six months ended April 30, 2009.  There were no stock option grants during the six months ended April 30, 2009. There were no stock option grants prior to April 30, 2008, and thus no option expense for the six months ended April 30, 2008. As of April 30, 2009, the Company had $18,493 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted-average period of 1.25 years.

The fair value of each option grant was estimated as of the date of the grant using the Black-Scholes pricing model.

The following is summary of stock option activity for the six months ended April 30, 2009:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at October 31, 2008	600,000	$0.25	$132,000	4.50
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at April 30, 2009	600,000	$0.25	$132,000	4.00
Exercisable at April 30, 2009	300,000	$0.25	$66,000	4.00

The aggregate intrinsic value in the table above represents the difference between the closing stock price on April 30, 2009 of $0.47 per share and the exercise price of $0.25 per share, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on April 30, 2009.   There were no options exercised during the six months ended April 30, 2009.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

Restricted Stock Compensation

As of April 30, 2009, the Company had 6,629,280 of time-based restricted common stock (non-vested shares) outstanding to certain officers and employees of the Company.  This is the remaining balance after forfeitures of an original grant of 8,610,347 restricted shares. The original grants took place during the period ended October 31, 2007. As a condition of the award, the officers and employees must be employed with the Company in order to continue to vest in their shares over a two year period.  The fair value of the non-vested shares is equal to the fair market value on the date of grant and is amortized ratably over the vesting period.  No additional awards were made during the six months ended April 30, 2009 or during the year ended October 31, 2008.

The Company recorded $121,721 and $83,454 of compensation expense in the consolidated statement of operations related to vested shares (restricted stock) for the six months ended April 30, 2009 and 2008,  respectively.

A summary of the status of non-vested shares and changes as of April 30, 2009 is set forth below:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

	Restricted Shares	Unearned Compensation

Outstanding, October 31, 2007	4,686,904	$365,398
Granted	-	-
Vested	(577,806)	(41,727)
Forfeited/canceled	-	-
Outstanding, January 31, 2008	4,109,098	323,671
Granted	-	-
Vested	(577,806)	(41,727)
Forfeited/canceled	-	-
Outstanding, April 30, 2008	3,531,292	281,944
Granted	-	-
Vested	(577,806)	(41,727)
Forfeited/canceled	-	-
Outstanding, July 31, 2008	2,953,486	240,217
Granted	-	-
Vested	(659,344)	(41,727)
Forfeited/canceled	(353,329)	-
Outstanding, October 31, 2008	1,940,813	198,490
Granted	-	-
Vested	(652,311)	(60,860)
Forfeited/canceled		-
Outstanding, January 31, 2009	1,288,502	137,630
Granted	-	-
Vested	(652,309)	(60,861)
Forfeited/canceled	-	-
Outstanding, April 30, 2009	636,193	$76,769

The remaining 636,193 shares and associated unearned compensation of $76,769 will all vest and be recognized as compensation expense in the Company’s consolidated statement of operations during the fiscal year ending October 31, 2009.

9             STOCKHOLDERS' EQUITY

On January 12, 2009, the Company sold 2,000 shares to a third-party accredited investor for $500 ($0.25 per share) in cash proceeds.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

On January 2, 2009, the Company issued 200,000 shares to third parties at a value of $80,000 or $0.40 per share, the trading value of the Company’s common stock at that time, for prepaid consulting services.  (Note 5)

On December 12, 2008, the Company issued 200,000 shares to an investment company as issuance costs in connection with the $250,000 convertible note payable at a value of $20,000 or $0.10 per share.  The $0.10 represents the most recent price received for cash sales of shares, which occurred prior to December 12, 2008.  (Note 8)

On November 15, 2008, the Company issued 28,800 shares for $7,000 or $0.243 per share for consulting services performed for the Company.  The $0.243 represents the most recent price received for cash sales of shares which occurred prior to November 15, 2008..

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

For the six months ended April 30, 2009, using level 2 inputs, the Company adjusted its derivative liabilities by $63,708 and recorded a loss on the change in fair value of derivatives and warrants in the consolidated statement of operations.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

Fair values recorded as of April 30, 2009 are set forth below:

		Fair Value Measurements at Reporting Date
Description	Total	Quoted Prices for Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Embedded derivatives	$177,695	$-	$177,695	$-
Warrants	13,596		13,596

Total	$191,291	$-	$191,291	$-

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

Six Months Ended
April 30, 2009

Accrued exit costs at October 31, 2009	$55,913
Additional expenses accrued during the period	-
Payments made during the period	-

Accrued exit costs at April 30, 2009	$55,913

With the unwinding of the acquisition of Marquest Financial, Inc, in June 2009, (see Note 14), the Company will eliminate this contingency in future reporting periods.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

12           BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended April 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2009	2008	2009	2008

Basic earnings per share calculation:

Net loss to common shareholders	$(389,445)	$(628,753)	$(715,658)	$(1,192,071)

Weighted average of common shares outstanding	22,739,511	20,984,507	22,622,239	20,131,891

Basic net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.06)

Diluted earnings per share calculation:

Net loss to common shareholders	$(389,445)	$(628,753)	$(715,658)	$(1,192,071)

Weighted average of common shares outstanding	22,739,511	20,984,507	22,622,239	20,131,891
Stock options, warrants, and convertible debt (1)	-	-	-	-
Diluted weighted average common shares outstanding	22,739,511	20,984,507	22,622,239	20,131,891

Diluted net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.06)

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

(1)
The computation of diluted net loss per share as of April 30, 2009 does not differ from the basic computation because potentially dilutive issuable securities of warrants and options of 500,000 shares and 1,666,667 conversion shares related to the convertible debt promissory note would be anti-dilutive.  There were no potentially anti-dilutive shares as of April 30, 2008.

13           SEGMENT FINANCIAL INFORMATION

The Company has two reporting segments that fall within two primary business groups: web-assisted real estate broker and mortgage broker.

The main distinction offered by the Company’s web-assisted real estate brokerage services is that of a flat fee structure for listing services and a graduated fee structure offering customers a rebate up to 50% of the Company’s broker commission for real estate buyers. This business segment operates as Webdigs, LLC. Its principal market is the United States.

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

Selected financial information about the Company’s operations by segment for the three and six month periods ended April 30, 2009 and 2008 is as follows:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

	Web- Assisted Real Estate Brokerage	Retail Mortgage Brokerage	Corporate and Other	Total
Six Months Ended April 30, 2009
Net revenues	$97,868	$-	$-	$97,868
Operating loss	(199,072)	(8,277)	(370,532)	(577,881)
Equity in income from Marketplace Home Mortgage - Webdigs, LLC	-	18,785	-	18,785
Interest expense	-	-	92,854	92,854
Depreciation & amortization	75,609	21,810	-	97,419
Assets	246,714	65,429	89,520	401,663
Capital expenditures and website development costs	-	-	-	-

Six Months Ended April 30, 2008
Net revenues	$65,333	$434,028	$-	$499,361
Operating loss	(845,088)	(79,902)	(262,527)	(1,187,517)
Equity in loss from Marketplace Home Mortgage - Webdigs, LLC	-	-	-	-
Interest expense	-	4,512	42	4,554
Depreciation & amortization	73,392	39,775	-	113,167
Assets	371,130	194,318	114,338	679,786
Capital expenditures and website development costs	15,938	2,278	-	18,216

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

	Web- Assisted Real Estate Brokerage	Retail Mortgage Brokerage	Corporate and Other	Total
Three Months Ended April 30, 2009
Net revenues	$59,241	$-	$-	$59,241
Operating loss	(103,306)	5,009	(197,114)	(295,411)
Equity in loss from Marketplace Home Mortgage - Webdigs, LLC	-	(68)	-	(68)
Interest expense	-	-	55,812	55,812
Depreciation & amortization	37,750	10,905	-	48,655

Three Months Ended April 30, 2008
Net revenues	$46,237	$283,742	$-	$329,979
Operating loss	(458,926)	(13,930)	(153,553)	(626,409)
Equity in loss from Marketplace Home Mortgage - Webdigs, LLC	-	-	-	-
Interest expense	-	2,302	42	2,344
Depreciation & amortization	37,099	19,924	-	57,023

14           SUBSEQUENT EVENTS

Convertible Debt Promissory Note

On May 14, 2009, the Company agreed to revised terms for a convertible debt promissory note originally issued on December 12, 2008 in favor of Lantern Advisers, LLC.  The revisions to the promissory note eliminated an optional conversion feature which had purported to give Lantern Advisers the right to convert amounts due and owing under the promissory note into shares of the Company common stock at a price equal to 75% of the lowest bid price during the five trading days immediately preceding conversion.  As consideration for the elimination of the conversion feature, the Company issued Lantern Advisers a warrant to purchase up to 300,000 shares of the Company common stock at $0.01 per share on or before December 12, 2009.  Other than as described above, there were no other changes to the terms of the promissory note.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

In connection with the above-described revision to the promissory note, the Company paid Lantern Advisers $100,000 in principal under the promissory note, thereby reducing the outstanding principal amount to $150,000.  This amount, plus all then accrued but unpaid interest remains due on September 30, 2009.

Loan from Related Party

On May 14, 2009, the Company’s Chairman and Chief Executive Officer loaned the Company $55,000.  The proceeds of this loan were used to cover short-term working capital needs.  The principal amount of the loan was accrued at a simple interest at the rate of 1% per month.  The Company’s Chairman and CEO received no additional consideration for this loan which has been repaid in full as of the filing date of this document.

Private Placement Transaction

On May 14, 2009, the Company agreed to issue an aggregate of 1,750,000 shares of common stock in a private placement transaction that was exempt for the registration requirements of Section 5 under the Securities Act of 1933.  All shares in this transaction were offered and sold at the per-share price of $0.10.  Of these shares, our Chairman and Chief Executive Officer, Robert A. Buntz, Jr., purchased 500,000 common shares.  Two other accredited investors also participated in the transaction and together received the remaining 1,250,000 common shares sold in the transaction.

Conversion of Accrued Compensation

On May 18, 2009, and with the approval of the board of directors of the Company, its Chairman and Chief Executive Officer (CEO), together with its Chief Financial Officer (CFO) converted a portion of their accrued but unpaid compensation owed to them by the Company.  The Chairman and CEO and CFO respectively converted $50,000 and $5,000 of their accrued but unpaid compensation into shares of the Company’s common stock at a per-share price of $0.35.  As a result, the Company’s Chairman received 142,857 common shares and its CFO received 14,286 common shares.  Each of the officers also received a warrant to purchase up to the same number of shares issued to them at the per-share price of $0.47, on or before May 31, 2012.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Month Periods Ended April 30, 2009 and 2008

Unwinding of the  Acquisition of Marquest Financial, Inc.

On May 3, 2009, the Company and Mr. Edward Graca (previous owner of Marquest Financial, Inc.) formally agreed to unwind the Company’s October 22, 2007 acquisition of Marquest Financial, Inc. (Marquest).  Under the terms of the agreement, Mr. Graca returned the shares of Webdigs, Inc. common stock he received in October 2007 as consideration for the sale of Marquest Financial, Inc. and shares previously issued in his continuing employment agreement to the Company.  In exchange, the Company returned 100% of the outstanding shares of Marquest Financial, Inc. to Mr. Graca.

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

In our main Twin Cities market, we provide our home sellers with Northstar MLS listings for a fee of 3.9% of final sale price at closing.  This represents more than a 33% savings compared to the standard real estate fee of 6% of sales price in the Twin Cities market.  Assuming a sales price of $300,000, a Webdigs listing customer may save 2.1% of the sales price ($6,300) by using Webdigs as their listing broker.  The savings result from the Webdigs customer paying Webdigs only 1.2% to Webdigs for the services we charge for a home listing.  To ensure that our customers receive the same attention from agents representing potential buyers of a home listed by Webdigs, we typically offer the standard 2.7% of sales price commission to brokers who represent buyers who end up purchasing a home listed by Webdigs. The Northstar MLS contains listings from Minnesota, portions of western Wisconsin, northern Iowa, and eastern North and South Dakota. Our listings also appear on Realtor.com and 14 other national home-listing websites. In addition to providing home sellers with a home listing, Webdigs arranges for virtual home tours of our sellers’ homes so that the resulting virtual tour may become a part of the listing on our website. To assist with the pricing of a seller’s home, we provide a comparative market analysis to the seller and individual consultation on pricing strategies. Finally, we also provide a range of individual strategies for readying a seller’s home for sale, including appropriately staging the home. We support these services with marketing and advertising campaigns designed to drive traffic to our website.

We currently offer our services in three states-Minnesota, Wisconsin, and Florida. When we represent buyers, we share with them up to one-half of our buyer broker commission, which we receive from the seller or listing broker.  For the three month period ended April 30, 2009, our net real estate brokerage revenue increased by 28% to $59,241 versus the $46,237 closed in the three months ended April 30, 2008.  For the six month period ended April 30, 2009, our net real estate brokerage revenue increased by 50% to $97,868 versus the $65,333 closed in the six month period ended April 30, 2008.  After paying out customer rebates, we averaged net commissions of $3,613 on each of the 11 buyer transactions we closed in the quarter ended April 30, 2009, and averaged net commissions of $3,675 on each of the 16 buyer transactions we closed in the six month period ended April 30, 2009. On a quarterly transaction basis, we closed a total of 15 real estate transactions (11 buyer and 4 listings) in the quarter ended April 30, 2009 compared to 17 in the same period last fiscal year.  As noted above, despite the slight decline in number of closed transactions for the quarter ended April 30, 2009 compared to the same period last fiscal year, we increased our core real estate operating revenue from $46,237 to $59,241.  We accomplished this 28% revenue growth in spite of a 92% decrease in advertising & promotion expenses of $245,782 from $268,230 to $22,448 for the periods ended April 30, 2008 and 2009, respectively.  For the six month period ended April 30, 2009, we closed a total of 25 real estate transactions (16 buyer and 9 listings) compared to 21 in the same periods last year. On average, each of the 16 customers who purchased a home through Webdigs for the six months ended April 30, 2009 received a rebate check of over $3,000.  Our net revenues for the quarter ended April 30, 2009 can be broken down as follows: buyers - $39,738, sellers – $9,700, and miscellaneous administrative fees - $9,803.  Our net revenues for the six months ended April 30, 2009 can be broken down as follows: buyers - $58,802, sellers - $25,112, and miscellaneous fees - $13,954.  The miscellaneous fees consist primarily of $295  per closed transaction in administrative fees charged and some non-refundable up front payments from clients who are listing their homes with us for virtual photo tours, yard signs and our administrative time to get all of their homes’ data onto the on-line multiple listing service.

Currently, our revenues consist primarily of web-assisted real estate brokerage commissions received as agents in residential real estate transactions, at the time a real estate transaction closes.  We record revenues as gross revenue.  Consumer rebates and third-party agent commissions paid to buyer’s brokers (in those instances where we represent the seller of a home) are treated as offsetting reductions to gross revenue.  Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home purchase price and percentage commission we receive on each transaction.  In addition to traditional financial measures, we use several tools to monitor the overall health of our real estate business. Some of the key performance indicators we use are the following: website traffic, daily number of contacts initiated by potential customers, number of new customers (i.e., both buyers and sellers) added weekly, weekly number of transactions closed, and overall pipeline of active customers. We also monitor daily cash flow and the average time it takes to close a transaction (i.e., time elapsed between the creation of a customer relationship and the closing date for a transaction related to that customer).

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

We are encouraged that the new Presidential administration has placed an emphasis on stabilizing the housing and mortgage markets and is injecting hundreds of billions of dollars to do so.  We believe the federal government’s economic stimulus package coupled with low interest rates is already helping the Twin Cities real estate market stabilize.

Mortgage and Insurance

Since August 1, 2008 and for the entire six month period ended April 30, 2009, all mortgage operations have been generated through our investment in our mortgage joint venture, Marketplace Home Mortgage - Webdigs, LLC (MHMW). Prior to the establishment of the joint venture, we consolidated revenues from our two wholly owned mortgage subsidiaries, Marquest Financial, Inc., and Home Equity Advisors, LLC. The operations from these two subsidiaries were transferred into the joint venture on August 1, 2008. Once the joint venture was established, we no longer consolidate revenues from this operation. Instead, we report only our share of the net profits and losses from the joint venture as other income.  Revenues are reported in a separate footnote (See Note 6 of the consolidated financial statements). Therefore, in the six month period ended April 30, 2009, we recorded no mortgage revenue compared to $283,742 and $434,028 for the three and six month periods ended April 30, 2008.

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

Significant Trends and Uncertainties

We are experiencing sales growth in our web-assisted real estate brokerage segment but do face significant liquidity constraints due to the costs associated with developing our real estate business.  Since inception (May 1, 2007) to April 30, 2009, we have incurred net losses totaling $3,408,606.

Fortunately, our quarterly operating losses continue to lessen; $295,411 for the most recent quarter ended April 30, 2009 and $577,881 for the six months ended April 30, 2009 as compared to $626,409 and $1,187,517 for the three and six month periods ended April 30, 2008, respectively.  As mentioned in more detail below and elsewhere in this filing, we will require additional financing to maintain operations and to achieve our expansion goals.  If our efforts to raise additional capital take longer than we expect or we are unsuccessful in securing capital, we expect to decrease our advertising, identify other areas to reduce current costs, and concentrate on continuing to build market share and real estate revenue in the Minneapolis-St. Paul metropolitan area and Wisconsin. As part of this plan, we would intend to have our Florida real estate operations continue for as long as possible, even in a diminished capacity, if necessary. We do expect, however, that we would cease operating in Florida prior to any significant reduction in operations in Minneapolis-St. Paul or Wisconsin. Due to the difficult markets for obtaining equity and debt financing, we are exploring a wide variety of potential financing sources and arrangements.

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

The market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

Fortunately, as reported by the National Association of Realtors (NAR) on June 4, 2009, the Pending Home Sales Index, a forward-looking indicator based on contracts signed in April, rose 6.7 percent to 90.3 from a reading of 84.6 in March, and is 3.2 percent above April 2008, when it was 87.5. In the Midwest, Webdigs’ main territory, the index rose 9.8 percent to 90.4 and is 11.1 percent above April 2008.

Supporting the rebound in home sales, NAR also reported on June 2, 2009 that their Housing Affordability Index2 is in record territory. The affordability index rose to 174.8 in April from an upwardly revised 171.9 in March, and was the second highest monthly reading on record after peaking at 176.9 in January of this year. The HAI is a broad measure of housing affordability using consistent values and assumptions over time, which examines the relationship between home prices, mortgage interest rates and family income; tracking began in 1970.

We are hopeful that these two NAR leading indicators, along with the intense national focus on restoring American capital markets and stabilizing our banking system portend a revival in the housing and real estate markets.

Results of Operation

For the three month periods ended April 30, 2009 and 2008

The Company incurred operating losses of $295,411 for the three months ended April 30, 2009 and $626,409 for the three month period ended April 30,, 2008.  On a consolidated level, net revenues decreased from $329,979 for the quarter ended April 30, 2008 to $59,241 for the quarter ended April 30, 2009.  Because our mortgage subsidiaries were transferred into the joint venture, Marketplace Home Mortgage – Webdigs, LLC, we no longer include their revenue in our total revenue amount.  We only report our percentage share of net profit from the joint venture in our financial statements.  The shifting of our mortgage brokerage to MHMW has affected our reported revenues significantly. This change in reporting revenues accounted for a $283,742 decrease in net revenues for the three month period ended April 30, 2009 from one year ago.  We are pleased, however, that our core real estate operations continue to grow; net sales were up 28% from $46,237 in the quarter ended April 30, 2008 to $59,241 for the same period ended April 30, 2009, despite a $245,782 decrease in advertising & promotion expenses.  We believe that the growth in real estate revenues is derived largely from positive references made by previously satisfied customers.  While we re-initiated a focused direct response marketing campaign in the three months ended April 30, 2009, we lack any other explanation for continued sales growth despite a year over year 92% reduction in marketing support for the three months ended April 30, 2009.

The mortgage market continued to offer favorable lending conditions during the three month period ended April 30, 2009.  Unfortunately, due to some unexpected resignations of key personnel at our joint venture MHMW, we did not attain the mortgage profit we had expected for the quarter ended April 30, 2009.  For the three months ended April 30, 2009, the joint venture recorded essentially break-even results with a net loss of $1,689.  Our 49% share of the net loss, which we adjusted for amortization of a deferred gain on the initial transfer of assets we made to the joint venture amounted to $68.  (See Note 6 of the consolidated financial statements for more details).

The quarter ended April 30, 2009 marked a continuation of our shift in strategy towards  low cost highly targeted real estate marketing and a focus on becoming cash flow positive  on a quarterly basis before the end of this fiscal year.  To achieve these goals, we reduced selling expenses from $775,536 in three months ended April 30, 2008 to $163,070 for the three months ended April 30, 2009.  Most significant among the selling cost decreases were three items: website development, compensation, and advertising and promotion.   We cut our www.webdigs.com website upkeep and development and other information technology expenses from $112,690 for the three months ended April 30, 2008 to $32,541 for the three months ended April 30, 2009.  For the same periods, we reduced sales compensation costs from $288,264 to $61,419 and advertising and promotion from $268,230 to $22,448.  Of the $226,845 decrease in sales compensation expenses, approximately  $193,000 relate to the switch of Marquest’s personnel to our Marketplace Home Mortgage – Webdigs, LLC joint venture.  Fortunately, our www.webdigs.com website is fully operational and currently requires very limited maintenance.

Our general and administrative spending allows less flexibility than selling costs.  For the three months ended April 30, 2009, we incurred $191,582 in general and administrative expense spending compared to $180,852 for three months ended April 30, 2008.  The most significant general and administrative items were non-cash compensation and professional fees. Non-cash compensation is addressed in the financial statements footnotes.  Non-cash stock compensation costs increased from $41,727 for the three months ended April 30, 2008 to $65,485 for the three months ended April 30, 2009.  Additionally, professional fees increased by 100% from $42,526 to $84,846.  The entire increase in professional fees can be attributed to a significant increase in non-cash investor relations consulting fees (satisfied by the issuance of Webdigs common stock).  These costs totaled $40,000 in the current quarter ended April 30, 2009.  For the same period ended April 30, 2008, we had zero non-cash investor relations consulting fees.  In total, we incurred investor relations expenses of $47,502 for the three months ended April 30, 2009.  No investor relations expenses were incurred in the quarter ended April 30, 2008.  Excluding the $40,000 incurred for the non-cash consulting fees, we reduced general and administrative costs by $29,270.  The biggest factor in the reduction of other general and administrative costs is the savings in rent for the three months ended April 30, 2009.  We incurred rent expenses of $9,803 and $32,259 for the three months ended April 30, 2009 and 2008, respectively.  This rent reduction was achieved by eliminating the two office leases held by Marquest Financial’s mortgage operation, which is now part of the Marketplace home Mortgage – Webdigs, LLC joint venture.  We are very focused on lowering our monthly break-even point.  Equally important to increasing sales to reach break-even is control of fixed expenses.  The rent reduction is a significant step in positioning us for quarterly profitability this fiscal year.

For the six month periods ended April 30, 2009 and 2008

The Company incurred operating losses of $577,881 for the six month periods ended April 30, 2009 compared to a loss of $1,187,517 for the same period last year.  On a consolidated level, net revenues decreased from $499,361 for the six months ended April 30, 2008 to $97,868 for the six months ended April 30, 2009.  For the same period, our core real estate sales were up 50% from $65,333 to $97,868.  As mentioned above, the number of real estate transactions closed increased from 21 to 25 for the six month periods ended April 30, 2008 and 2009, respectively.   The shifting of our mortgage brokerage to MHMW also affected our reported revenues significantly for the six months ended April 30, 2009.  This change in reporting revenues accounted for a $434,028 decrease in net revenues for the six month period ended April 30, 2009 from one year ago.

In addition to the sales growth mentioned above, our joint venture recorded net income of $35,236 for the six month period ended April 30, 2009.  Our 49% share of the net income, which we adjusted for amortization of a deferred gain on the initial transfer of assets we made to the joint venture amounted to $18,785.  (See Note 6 of the consolidated financial statements for more details).

In order to reflect a shift in our strategy towards lower cost targeted real estate marketing, we significantly reduced selling expenses from $1,345,720 for the six month period ended April 30, 2008 to $327,485 for the six month period ended April 30, 2009. Most significant among the selling cost decreases were three items: website development, compensation, and advertising and promotion. We cut our www.webdigs.com website development and upkeep expenses from $269,556 for the six month periods ended 2008 to $34,837 for the six month period ended April 30, 2009. For the same period, we reduced sales compensation costs from $490,211 to $129,875 and advertising and promotion from $350,602 to $43,728. Much of the decrease (approximately $276,000) in sales compensation cost results from moving Marquest Financial’s mortgage operation into the Marketplace Home Mortgage – Webdigs, LLC joint venture.

For the six month period ended April 30, 2009, we incurred $348,264 in general and administrative expense spending compared to $341,158 for the same period last year. The most significant general and administrative items were non-cash compensation and professional fees. Non-cash stock compensation costs increased from $83,454 for the six month period ended April 30, 2008 to $130,970 for the six month period ended April 30, 2009. Partially, offsetting the increase in non-cash compensation was a decrease in rent expenses of $40,898 due to the office consolidation noted above. We also cut outside contracted administrative consulting costs from $27,169 for the six months ended April 30, 2008 to zero in the current fiscal year. We spent the $27,169 in the prior year for temporary accounting and computer software consulting support. We now have improved accounting and IT systems such that temporary consulting support is not needed.

Assets and Employees; Research and Development

Our primary assets are cash and intellectual-property rights, which are the foundation for our services. We recently unwound the Marquest Financial, Inc. acquisition we originally closed on October 22, 2007. We also are actively looking for strategic real-estate and mortgage brokerage assets/partners to strengthen our overall position in these two areas of focus. Notwithstanding, we do not anticipate any imminent or significant changes in the number of employees. We have increased and will continue to increase the number of independent contractor real estate agents upon whom we rely to provide personal services in the event that we expand into other markets and to accommodate transaction growth in our current markets.

We expect that we will invest time, effort and expense in the continued refinement of our website and user interface. Currently, we expect to spend approximately $100,000 in such improvement activities over the course of fiscal 2009. As mentioned above, as of April 30, 2009 we have spent approximately $35,000 of our anticipated $100,000 current fiscal year website spending.

Liquidity and Capital Resources; Anticipated Financing Needs

As of April 30, 2009, we had $6,553 cash and cash equivalents, and current liabilities of $1,498,884 On December 12, 2008, we obtained a convertible promissory note in the amount of $250,000 from an investment group affiliated with current shareholders of the Company (See Note 8 of the consolidated financial statements for note conditions and details) for working capital needs.

We used $281,608 of cash in operating activities during the six months ended April 30, 2009 compared to $785,263 for the six months ended April 30, 2008. Cash used in operations for the six months ended April 30, 2009 included a net loss of $715,658, which was partially offset by $356,102 of various non-cash expenses for depreciation, amortization, share-based compensation, debt discount and issuance cost amortization, unrealized losses on derivatives, change in our equity position with our joint venture and shares issued for vendor payment. For the six months ended April 30, 2008, these non-cash expenses totaled $196,887. For the six months ended April 30, 2009, we were able to make progress on reducing balances owed to key vendors, thereby using $70,552 of cash for a reduction in accounts payable. The decrease in accounts payable was offset by an increase in amounts owed to related parties of $81,679.

In total, financing activities provided $250,359 and $804,537 for the six month periods ended April 30, 2009 and 2008, respectively. As mentioned above, the promissory note we issued in December provided cash of $226,000 (after paying $4,000 in issuance costs and $20,000 in accrued legal fees). During the six months ended April 30, 2008, we generated $826,500 from the issuance of common stock. In the current six month period ended April 30, 2009, we have received $500 from common stock issuances. In addition, in the current six month period ended April 30, 2009, we received $25,730 cash from increased officer payables.

As it pertains to investing activities, we did not make any investments in the six month period ended April 30, 2009. For the same period last year, we invested $18,216 in computer equipment.

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

Given our relatively low cash position, our near term focus in fiscal 2009 continues to be creating some positive operating cash flow from our web-assisted real estate brokerage and mortgage brokerage operations. We believe that our projected revenue growth during the third and fourth quarters will not fund us beyond the end the current fiscal year ending October 31, 2009. Therefore, we have agreed on extended payment terms with our key vendors to maintain sufficient working capital to fund ongoing operations. We are also actively engaged in seeking additional financing to fund working capital needs and expansion into additional markets.

The proceeds from the $250,000 convertible promissory note financing obtained in December 2008 have provided critical liquidity to our business operations. We expect this note along with the sale of unregistered securities will provide us working capital sufficient to fund current operations through the note’s maturity date on September 30, 2009. In addition, we have obtained express or tacit extended payment agreements with our vendors relating to an aggregate of $700,000 in payables that are presently due. In those cases where we do not have an express agreement with vendors, it is possible that a vendor may demand payment or refuse to provide services that are critical to the ability of the Company to either continue to operate or to timely file required reports with the SEC. If any such risk materializes, it would likely decrease our likelihood of obtaining financing on terms acceptable to us, if at all. In addition, if we fail to reach sales revenue objectives (for any reason, including due to continued poor real estate and credit market conditions beyond our control), additional financing may not be available on terms favorable to us, if at all.

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

Intangible Assets

We have two types of intangible assets.

Website Development
The primary interface with the customer in our web-assisted real estate broker operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized according to provision in Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs (EITF 00-2), and AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs total $413,516. Amortization is on a straight-line method over the estimated useful life of the website of 3 years. No additional costs were capitalized for the year ended October 31, 2008 or the six months ended April 30, 2009. All costs incurred in 2008 and 2009 relating to the website were determined to be operational type costs and were properly expensed.

Customer Lists
The Company accounts for customer lists under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the lists estimated 2-3 year life.

With the June, 2009 unwinding of the October 22, 2007 acquisition of Marquest Financial, Inc., the Company will no longer have rights to the customer list acquired as part of the Marquest Financial acquisition. The Company has not yet performed the accounting for this transaction but it does not expect to retain any value for the Marquest customer list after accounting for the unwinding has been completed.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”).EITF No. 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 would require the entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with subsequent fair value changes recorded in the income statement. EITF-07-5 is effective for the financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company has not yet determined the effect that the adoption of EITF 07-5 will have on its consolidated financial statements, particularly with respect to its Convertible Note Payable (See Note 7).

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of the activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. This FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. For the Company, this FSP is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting. In addition, this FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For the Company, these additional disclosures will be required beginning with the quarter ending July 31, 2009. We are currently evaluating the requirement of these additional disclosures.

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. We expect revenues in each quarter to be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing.

Going Concern

We have incurred significant operating losses for the six month period ended April 30, 2009 and 2008. At April 30, 2009, we reported a negative working capital position of $1,402,401, accumulated deficit of $3,408,606 and a stockholders’ deficit of $1,105,601. It is our opinion that these facts raise substantial doubts about our ability to continue as a going concern without additional debt or equity financing.

As noted above, in order to meet its working capital needs through the six months, we plan to seek from $500,000 to $1,000,000 in additional financing over the next three- four months. We have already begun reducing operating expenditures. May, 2009 produced our highest monthly revenue since we began operations two years ago and we expect to increase revenues further in the next two fiscal quarters through referrals and repeat transactions from our existing customer base and targeted direct marketing campaigns.

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

Management’s Report On Internal Control Over Financial Reporting

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of April 30, 2009, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Controls

During the fiscal quarter ended April 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2008 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities
`
During the six month period ended April 30, 2009, the Company offered and sold 2,000 shares of common stock in a private placement at a per share price of $0.25.  The Company received gross proceeds from this sale of $500 and paid no commissions or fees in connection with the private placement.

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

None.

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

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer

Dated: June 15, 2009

/s/ Edward Wicker
Edward Wicker
Chief Financial Officer
Dated: June 15, 2009

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002