Form 10-Q
period 2009-07-31
WEBDIGS INC
filed 2009-09-22
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

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

As of September 21, 2009 there were 32,293,184 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTH
PERIODS ENDED JULY 31, 2009 AND 2008

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	3

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2009 (Unaudited)	October 31, 2008 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$46,309	$37,802
Commissons and fees receivable	31,612	12,467
Prepaid expenses and deposits	14,902	14,011
Debt issuance costs, net	480	-
Other current assets	14,080	6,125

Total current assets	107,383	70,405

Investment in Marketplace Home Mortgage Webdigs, LLC	21,084	2,182

Office equipment and furniture, net	36,902	30,202

Intangible assets, net	2,153,104	351,430

Total assets	$2,318,473	$454,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	July 31, 2009 (Unaudited)	October 31, 2008 (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of capital lease obligations	$4,102	$3,828
Accounts payable	315,346	377,538
Accounts payable - minority stockholder	626,786	550,206
Due to officers	38,571	27,277
Accrued expenses:
Professional fees	27,000	50,000
Payroll and commissions	27,500	32,269
Lease expenses for vacated office space	-	55,913
Other	20,148	15,170
Promissory note payable, net of discount	132,290	-

Total current liabilities	1,191,743	1,112,201

Long term liabilities:
Capital lease obligation, less current portion	7,319	10,431

Total liabilities	1,199,062	1,122,632

Stockholders' deficit:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 32,293,184 and 22,308,711 common shares issued and
outstanding at July 31, 2009 and October 31, 2008, respectively	32,294	22,309
Treasury stock - $.001 par value; 1,063,628 shares and 0 shares held in
treasury as of July 31, 2009 and October 31, 2008, respectively	(265,907)	-
Additional paid-in-capital	4,901,116	2,002,226
Accumulated deficit	(3,548,092)	(2,692,948)

Total stockholders' deficit	1,119,411	(668,413)

Total liabilities and stockholders' deficit	$2,318,473	$454,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Gross revenues	$451,841	$272,882	$631,033	$462,387
Less: commissions, rebates and third
party agent commissions	(204,515)	(131,849)	(285,839)	(198,452)

Net revenues	247,326	141,033	345,194	263,935

Operating expenses:
Selling	243,192	353,252	563,036	1,339,366
General and administrative	225,793	278,243	573,421	545,851

Total operating expenses	468,985	631,495	1,136,457	1,885,217

Operating loss	(221,659)	(490,462)	(791,263)	(1,621,282)

Other income (expense):

Equity in income from Marketplace Home Mortgage
Webdigs, LLC	117	-	18,902	-
Interest expense	(210,630)	(462)	(303,484)	(504)
Loss on change in fair value of derivatives and warrants	-	-	(63,708)	-

Total other income (expense)	(210,513)	(462)	(348,290)	(504)

Net loss from continuing operations before
income taxes	(432,172)	(490,924)	(1,139,553)	(1,621,786)

Income tax provision	-	-	-	-

Net loss from continuing operations	(432,172)	(490,924)	(1,139,553)	(1,621,786)

Discontinued operations (Note 7):
Income (loss) from operations of Marquest Financial, Inc.
(including gain on disposal of $297,412 during the three months ended July 31, 2009)	292,686	(63,499)	284,409	(124,708)

Income tax effect	-	-	-	-

Income (loss) from discontinued operations	292,686	(63,499)	284,409	(124,708)

Net loss	$(139,486)	$(554,423)	$(855,144)	$(1,746,494)

Net loss per common share - basic and diluted
Loss from continuing operations	(0.01)	(0.03)	(0.04)	(0.08)
Income (loss) from discontinued operations	0.01	-	0.01	-
Net income (loss)	$-	$(0.03)	$(0.03)	$(0.08)

Weighted average common shares outstanding -
basic and diluted	28,417,170	21,789,275	24,553,883	20,689,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended July 31, 2009 and 2008

	Nine Months Ended
	July 31,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(855,144)	$(1,746,494)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation	10,948	23,939
Stock warrant expense to debt holders for agreement modification	138,010	-
Amortization of intangible assets	145,331	146,372
Amortization of convertible/promissory note payable discount	129,873	-
Amortization or debt issuance costs	3,520	-
Loss on change in fair value of derivatives and warrants	63,708	-
Loss on disposal of fixed assets	-	580
Equity in the income of Marketplace Home Mortgage -
Webdigs, LLC	(18,902)	-
Share-based compensation	179,447	166,791
Gain on sale of subsidiary	(297,412)	-
Common stock issued for services	7,000	-
Changes in operating assets and liabilities:
Commissions and fees receivable	(19,145)	(28,735)
Prepaid expenses and deposits	119,109	14,005
Other current assets	(7,955)	(8,744)
Accounts payable	(25,893)	309,162
Accounts payable - minority stockholder	76,580	216,052
Accrued expenses and other liabilities	52,209	18,158
Net cash flows used in operating activities	(298,716)	(888,914)

Cash flows from investing activities:
Purchase of equipment and fixtures	-	(18,216)
Purchase of equipment and intangible assets	(157,733)	-
Cash paid for business acquistion	(5,000)	-
Net cash flows used in investing activities	(162,733)	(18,216)

Cash flows from financing activities:
Proceeds from issuance of common stock	335,500	841,500
Proceeds from issuance of convertible debentures, net of debt issuance
costs of $4,000 and unrelated accrued legal fees of $20,000	226,000	-
Principal payment on convertible/promissory note	(100,000)	-
Increase (decrease) in due to officers	11,294	(17,601)
Principal payments on capital lease obligations	(2,838)	(5,861)
Net cash flows provided by financing activities	469,956	818,038

Net change in cash and cash equivalents	8,507	(89,092)

Cash and cash equivalents, beginning of period	37,802	113,280

Cash and cash equivalents, end of period	$46,309	$24,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended July 31, 2009 and 2008

	Nine Months Ended
	July 31,
	2009	2008
	(unaudited)	(unaudited)

Supplemental cash flow information
Cash paid for interest	$16,958	$6,987

Supplemental disclosure of non-cash investing and
financing activities

Issuance of common stock to convertible debt holder as a discount on
the debt	$20,000	$-

Discount on convertible debt due to detachable warrant and embedded
conversion options	$127,583	$-

Accrued legal fees paid by withholding from debt proceeds	$20,000	$-

Related party contribution to consultant for prepaid consulting fees	$40,000	$-

Common stock issued for prepaid consulting fees	$80,000	$-

Sell Marquest Financial, Inc subsidiary to its founder for a return of
Webdigs common stock	$265,907	$-

Issuance of common stock to acquire Iggy's assets	$1,815,625	$-

Issuance of common stock to acquire theMLSDirect.com	$47,000	$-

Convert accrued officer salary to common stock	$55,000	$-

Void forfeted balance of unearned compensation	$41,098	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

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

Nature of Business

Webdigs, Inc. (“the Company”) was incorporated on May 25, 1994 under the name of Select Video, Inc. The Company changed to its current name on October 23, 2007.  Select Video, Inc. was an inactive shell from February 29, 2000 to October 24, 2007 when they entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 15,818,251 shares of its common stock to its subsidiary Select Video Acquisition, LLC which in-turn used those shares to acquire all of the outstanding units of Webdigs, LLC, a private company organized in the state of Minnesota resulting in Webdigs, LLC as the surviving entity. Webdigs, LLC, based in Minneapolis, MN, was organized on May 1, 2007.  All of the Company’s real estate brokerage operations are operated under Webdigs, LLC. Our two main real estate brokerage brands are Webdigs and Iggys House.   Webdigs.com is a web-assisted real estate website and broker, offering a similar customer experience as a full service broker utilizing a discounted flat-rate percentage fee structure for listing services to their selling customers and a graduated fee structure for their buying customers by rebating up to one-half of its broker commissions. IggysHouse.com is a web-assisted real-estate listing service which enables the customer to pay a monthly discounted fee to list their homes on their local real estate multiple listing service but for which there is no additional fee upon the closing of the transaction.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

Consolidation Policies

The consolidated financial statements for the nine month periods ended July 31, 2009 and 2008, include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC.  The investment in Marketplace Home Mortgage - Webdigs, LLC (49% ownership) is recorded on the equity method.  All significant intercompany accounts and transactions have been eliminated in the consolidation.    The Company divested one of its subsidiaries, Marquest Financial, Inc. on June 4, 2009 (see Note 6).  The net results from Marquest have been segregated for all periods presented in the statement of operations.

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

Intangible Assets

We have five types of intangible assets.

Website Development
The primary interface with the customer in our web-assisted real estate broker operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized according to provision in Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs (EITF 00-2), and AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization is on a straight-line method over the estimated useful life of the website of 3 years.   No additional costs were capitalized for the year ended October 31, 2008 or the nine months ended July 31, 2009.

In June 2009, we acquired the assets of Iggys House, Inc. The most significant acquired asset was the website of Iggys. We have capitalized this technology at $1,336,769 and expect to begin amortizing it over a 2 year period it when the site has again become operational.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

Customer Lists
The Company accounts for customer lists under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the lists estimated 2-3 year life.   In June 2009, we acquired two separate customer lists from Iggys House for a fair value totaling $355,922.  We will amortize these costs over the estimated 2 year useful life of the lists.

Non-Compete Agreements
The Company accounts for non-compete agreements under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the agreement’s estimated 2 year life.   In the case of the asset purchase of Iggys House, Inc. we have identified the fair value of the non-compete agreement at $266,019.

Website Domain Names
The Company accounts for its website domain names under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  We purchased 17 domain names in May 2009 from theMLSdirect.com and expect to amortize the fair value of these names over a 2 year estimate useful life.   We have valued these domain names at $25,000.

Contractual Relationships
The Company accounts for its contractual relationships intangible assets under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  We purchased contractual broker arrangements for brokers in 17 different states in May from theMLSdirect.com and expect to amortize the fair value of these names over a 2 year estimate useful life.   We have valued these contractual relationships at $27,000.

The Company last assessed impairment of intangible assets at October 31, 2008 and determined that there was no impairment.   The Company concluded that no impairment was present at July 31, 2009.   The Company will retest for impairment on October 31, 2009.

Investment in Marketplace Home Mortgage – Webdigs, LLC

On August 1, 2008, the Company contributed non-cash assets into a joint venture created with Marketplace Home Mortgage, LLC for a 49% ownership interest (see Note 7). The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and for its 49% share of any income of the joint venture, and a reduction in its investment for its 49% share of any losses of the joint venture or disbursements of profits from the joint venture.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

Segments

Historically, the Company has reported two strategic operating segments; (1) web-assisted real estate broker and (2) mortgage broker.  Due to the divestiture of Marquest Financial, Inc. and the limited activity in the operations of Marketplace Home Mortgage – Webdigs, LLC the Company has determined that the mortgage segment is no longer significant to its operations and therefore, now reports as one strategic reporting segment.

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
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance for its net deferred tax assets as of July 31, 2009 and 2008 because realization of those assets is not reasonably assured.

GAAP requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 would require the entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with subsequent fair value changes recorded in the income statement.  EITF-07-5 is effective for the financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited.  The Company has not yet determined the effect that the adoption of EITF 07-5 will have on its consolidated financial statements, particularly with respect to its Convertible/Promissory Note Payable (See Note 8).

3	GOING CONCERN

The Company has incurred significant operating losses for the nine month periods ended July 31, 2009 and 2008.  At July 31, 2009, the Company reports a negative working capital position of $1,084,360 and an accumulated deficit of $3,548,092.  It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock and debt through private placements.  Although the Company intends to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all. The Company has already begun reducing operating expenditures and expects to increase revenues through its existing Webdigs.com customer base and the fourth quarter addition of revenue from its Iggyshouse.com website.

4	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $626,786 at July 31, 2009 and $550,206 at October 31, 2008.  The two principals of the website developer also are minority stockholders in the Company – holding less than 2% of the Company’s outstanding shares at July 31, 2009.  For the nine months ended July 31, 2009 and 2008 respectively, the Company incurred $126,579 and $546,800 in services from this minority stockholder.    Included in these amounts is office rent expense of $31,500 and $26,500 for the nine months ended July 31, 2009 and 2008, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

There is no ongoing commitment from the Company or the related party regarding rental office space for which the Company currently pays a market rate rent of $3,500 per month.

Due to Officers

As of July 31, 2009 and October 31, 2008, the Company was indebted to its officers for amounts totaling $38,571 and $27,277, respectively, for business expenses and consulting services.   All of the indebtedness represents non-interest bearing payables due on demand.

5	FIXED ASSETS AND INTANGIBLE ASSETS

On June 12, 2009, the Company entered into an Asset Purchase Agreement with Iggys House, Inc. (Iggys House) to acquire selected assets of Iggys House in consideration of $157,733 in cash and the issuance of a total of 7,262,500 shares of Webdigs common stock to the former owners of Iggys House.  Iggys House is a dormant entity that previously had operated as a web-assisted real estate broker in 38 states.  The transaction was accounted for as an asset acquisition, not a business combination, as per the Statement of Financial Accounting Standards No. 141 (R) Business Combinations.

The Company calculated total consideration given for the asset purchase at $1,973,358 using a per share value of $0.25 for the 7,262,500 issued as part of the transaction and the $157,733 in cash paid.  The Company allocated the fair value of the purchase consistent with Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures.   The Company plans to amortize the intangible assets ratably over their estimated useful lives of two years. The initial allocated fair values for the asset purchase are as follows in the table below.  The Company did not undertake an independent valuation study of the assets at this time and as such, the allocation is preliminary and future refinements may materialize.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

Asset Allocation	Fair Value

Computer hardware	$17,648

Intangible Assets:
Website Software	1,333,769
Customer lists	355,922
Non-compete agreements	266,019

Subtotal intangible assets	1,955,710

Total asset purchase allocation	$1,973,358

 As of July 31, 2009 and October 31, 2008, the Company’s fixed assets were as follows:

	July 31, 2009 (unuaudited)			October 31, 2008 (audited)
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Fixed Assets
Furniture and Fixtures	$9,981	$(2,851)	$7,130	$9,981	$(475)	$9,506
Computer hardware	50,972	(21,200)	29,772	33,324	(12,628)	20,696

Total Fixed Assets	$60,953	$(24,051)	$36,902	$43,305	$(13,103)	$30,202

Intangible asset balances as of July 31, 2009 and 2008 are as follows:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

	July 31, 2009 (unaudited)			October 31, 2008 (audited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable assets with determinable lives
Website Software	$1,747,285	$(252,704)	$1,494,581	$413,516	$(149,325)	$264,191
Customer lists	355,922	-	355,922	130,859	(43,620)	87,239
Non-compete agreements	266,019	(11,084)	254,935	-	-	-
Other	52,000	(4,334)	47,666	-	-	-

Total Intangible Assets	$2,421,226	$(268,122)	$2,153,104	$544,375	$(192,945)	$351,430

6	ACQUISITIONS AND DIVESTITURES

Acquisition
The following acquisition was accounted for as a business combination in accordance with the Statement of Financial Accounting Standards No. 141 (R),  Business Combinations; accordingly, the purchase price was allocated to the assets acquired  based on the estimated fair values determined by the Company’s management based upon information currently available and on current assumptions as to future operations.

The Company acquired the intangible assets, including a series of exclusive website domain names and operations from the owners of theMLSDirect.com on May 13, 2009.    The Company gave consideration consisting of $5,000 cash and 100,000 shares of restricted common stock to complete the transaction.   The share issuance was valued at $0.47 per common share based upon the quoted OTC Bulletin Board price on the date of closing for a total share value of $47,000.     The business operations of theMLSDirect.com have been integrated into the existing Webdigs, LLC operating entity.

The total purchase consideration of $52,000 was allocated to the acquired identifiable intangible assets, based on their estimated fair values at the acquisition date. The estimated allocation of the purchase consideration was as follows:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

Allocation of Consideration	Value

Established real estate broker network in 17 states	$27,000
Website domain names	25,000

Total consideration	$52,000

Divestiture
On June 4, 2009 the Company sold its 100% equity interest in Marquest Financial, Inc., a non-operating entity which, until August 2008, had been the Company’s principal mortgage brokerage operation.  In August 2008, the Company entered into a joint venture with Marketplace Home Mortgage, LLC forming Marketplace Home Mortgage – Webdigs, LLC, the Company’s current mortgage brokerage entity (see Note 7).  Marquest was sold back to its founder, Mr. Edward Graca for 1,063,628 shares of the Company’s common stock which was valued at $0.25 per share based upon the quoted OTC bulletin Board price quoted at the date of closing.   The shares had a total value of $265,907 and the net carrying value of the Marquest entity was a negative $31,505.  Accordingly, the transaction resulted in a gain of $297,412.  The shares received by the Company were the shares provided to Graca back when it was originally purchased from him in October 2007.  The shares returned in this divestiture were retained by the Company as treasury stock.

A summarized statement of operations for the discontinued operations follows:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

	Three Months Ended		Nine Months Ended
Marquest Financial, Inc.	July 31,		July 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$-	$94,889	$-	$471,348
Operating expenses	(4,726)	(156,417)	(13,003)	(589,573)
Other income (expense)	297,412	(1,971)	297,412	(6,483)

Pre - tax income	292,686	(63,499)	284,409	(124,708)

Income taxes	-	-	-	-

Net income	$292,686	$(63,499)	$284,409	$(124,708)

	-	-

Assets and liabilities of the discontinued operations as assumed by the buyer are as follows:

June 4, 2009
Marquest Financial, Inc.	(Unaudited)

Assets

Intangible assets, customer list, net	$60,704

Total assets	$60,704

Liabilities

Accounts payable	$30,996
Accrued expnses	55,913
Taxes payable	5,300

Total liabilities	$92,209

Net carrying value	$(31,505)

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

7	INVESTMENT IN MARKETPLACE HOME MORTGAGE - WEBDIGS, LLC

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

Summarized financial information for this joint venture is as follows:

Summary Balance Sheet

July 31, 2009

Current assets	$42,233
Other assets	18,195
Liabilities	(1,380)

Net equity	$59,048

The Company's share in the equity in Marketplace Home Mortgage -
Webdigs, LLC (49%)	$28,934
Less: Deferred gain on excess of fair value received over net book value of assets contributed to Marketplace Home Mortgage -
Webdigs, LLC (1)	(7,850)

Investment in Marketplace Home Mortgage - Webdigs, LLC at
July 31, 2009	$21,084

(1)
At July 31, 2009, the Company’s share of the underlying assets of Marketplace Home Mortgage – Webdigs, LLC exceeded its investment by $7,850.  The excess, which relates to office equipment, is being amortized into income over the estimated remaining life of the respective assets (31 months).

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

Summary Statement of Operations

	Three Months Ended July 31, 2009	Nine months ended July 31, 2009

Revenue (1)	$-	$246,413
Operating expenses	(1,314)	(212,491)

Operating income	(1,314)	33,922

Other expense	-	-

Net income	$(1,314)	$33,922

The Company's share in the income of Marketplace Home
Mortgage Webdigs, LLC (49%)	$(643)	$16,622
Amortization of deferred gain on transfer of non-cash assets	760	2,280

Net equity in the income of Marketplace Home Mortgage -
Webdigs, LLC	$117	$18,902

(1)
Marketplace Home Mortgage- Webdigs had no revenue for the quarter ending July 31, 2009.  The Company expects to a make decision as to the future of the joint venture with its joint venture partner sometime in the fourth quarter of the current fiscal year ending October 31, 2009.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

8	CONVERTIBLE/PROMISSORY NOTE PAYABLE

On December 12, 2008, the Company entered into a $250,000 convertible/promissory note (the Note) with Lantern Advisers, LLC (“Lantern”). The Note contains a simple interest rate of 12% per annum with $2,500 (1%) payable to the lender on a monthly basis. The Note proceeds were reduced by issuance and legal costs of $24,000 to arrive at net proceeds of $226,000.  The Note terms require repayment on or before September 30, 2009.   Company executive officers and managers have pledged as collateral 4,510,910 shares of the Company’s common stock which would be awarded to Lantern in the event of non-fulfillment of the terms of the Note.  The Company’s Chairman and CEO has also provided a personal guaranty for the entire amount of the Note.

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

In addition to the above conditions, under the original agreement date of December 12, 2008, the Note would have been convertible at the option of Lantern at any time into shares of the Company's common stock at a price equal to 75% of the lowest bid price of the 5 days preceding conversion of the Note.  On December 12, 2008, this conversion feature would have converted into 3,333,333 common shares of the Company’s stock at a conversion price of $.075 per share.  On May 14, 2009, the Company agreed to revised terms for the promissory note. The revisions to the promissory note eliminated the optional conversion feature. As consideration for the elimination of the conversion feature, the Company issued Lantern Advisers a warrant to purchase up to 300,000 shares of Webdigs common stock at $0.01 per share on or before December 12, 2009.  Using the Black-Scholes pricing model, these warrants had a fair value of $138,010 which has been recorded as interest expense for the three month period ended July 31, 2009. Other than as described above, there were no other  changes to the terms of the promissory note.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

In connection with the above-described revision to the promissory note, the Company paid Lantern Advisers $100,000 in principal under the promissory note, thereby reducing the outstanding principal amount to $150,000. This amount, plus all then accrued but unpaid interest remains due on September 30, 2009.

Because the optional conversion feature has been eliminated from the promissory note, the derivative elements of this debt transaction are no longer considered to be a financial derivative.  Therefore, the fair value of the conversion feature and embedded warrant as of April 30, 2009, which totaled $191,291, has been reclassified to additional paid in capital during the three month period ended July 31, 2009.

9	SHARE- BASED COMPENSATION

Stock Options

In May 2008, the Board of Directors approved the issuance of incentive stock options totaling 600,000 shares to its non-employee directors.  The exercise price of the options to purchase common stock was at the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to 2 years. There are no vesting provisions tied to performance conditions for any outstanding options. Vesting for all outstanding options is based solely on continued service as a director of the Company and vest one-half on the grant date and one-quarter on each of the next two yearly anniversaries of the grant. Options to purchase shares expire not later than five years after the grant of the option.    One of the Company’s directors resigned his position in July 2009.   As part of the separation agreement negotiated with the director, the Company immediately declared as fully vested the previously unvested portion of his options.

In June 2009, the Board of Directors approved the issuance of 200,000 incentive stock options to an employee of the Company.  The options were issued on June 12, 2009 and shall vest annually (50,000 options each) on each of the four anniversary dates of the granting of the options.  The exercise price of the shares purchased under these options shall be determined by calculating 75% of closing stock price on the last working day prior to the vesting date of the options.   The options will expire five years after the original grant date.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

The Company recognizes compensation expense for all stock options over the requisite service period for vesting of the award.  Total stock-based compensation expense included in the Company's consolidated statements of operations for the nine months ended July 31, 2009 and 2008 was $18,861 and $41,610 respectively.   This expense is included in general and administrative expense.  The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the nine months ended July 31, 2009.  As of July 31, 2009, the Company had $20,614 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over the next four years.

The fair value of each option grant was estimated as of the date of the grant using the Black-Scholes pricing model.

The following is a summary of stock option activity for the nine months ended July 31, 2009:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at October 31, 2008	600,000	$0.25	$-	3.75
Granted	200,000	0.08	-	5.00
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at July 31, 2009	800,000	$0.21	$5,000	4.10
Exercisable at July 31, 2009	500,000	$0.25	$-	3.75

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award.  As of July 31, 2009, the Company’s stock was quoted at $0.10 per share.  The total intrinsic value of the outstanding options was $5,000 at July 31, 2009.

Restricted Stock Compensation

As of July 31, 2009, the Company had completed the vesting of 6,388,310 shares of time-based restricted common stock (non-vested shares) outstanding to certain officers and employees of the Company.  This is the remaining balance after forfeitures of an original grant of 8,610,347 restricted shares. The original grants took place in the period ended October 31, 2007. As a condition of the award, the officers and employees must be employed with the Company in order to continue to vest in their shares over a two year period.  The fair value of the non-vested shares is equal to the fair market value on the date of grant and is recognized as expense ratably over the vesting period.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

In June, 2009 the Company granted a new employee 50,000 shares of time-based restricted common stock.  As a condition of the award, the employee must be employed with the Company throughout the six month vesting period ending in December, 2009.

The Company recorded $160,586 and $125,181 of stock compensation expense in the consolidated statement of operations for the nine months ended July 31, 2009 and 2008,  respectively.

A summary of the status of non-vested shares and changes as of July 31, 2009 is set forth below:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

	Restricted Shares	Unearned Compensation

Outstanding, October 31, 2007	4,686,904	$365,398
Granted	-	-
Vested	(577,806)	(41,727)
Forfeited/canceled	-	-
Outstanding, January 31, 2008	4,109,098	323,671
Granted	-	-
Vested	(577,806)	(41,727)
Forfeited/canceled	-	-
Outstanding, April 30, 2008	3,531,292	281,944
Granted	-	-
Vested	(577,806)	(41,727)
Forfeited/canceled	-	-
Outstanding, July 31, 2008	2,953,486	240,217
Granted	-	-
Vested	(659,344)	(41,727)
Forfeited/canceled	(353,329)	-
Outstanding, October 31, 2008	1,940,813	198,490
Granted	-	-
Vested	(652,311)	(60,860)
Forfeited/canceled	-	-
Outstanding, January 31, 2009	1,288,502	137,630
Granted	-	-
Vested	(652,309)	(60,861)
Forfeited/canceled	-	-
Outstanding, April 30, 2009	636,193	76,769
Granted	50,000	12,500
Vested	(407,999)	(38,865)
Forfeited/canceled	(240,970)	(41,098)
Outstanding, July 31, 2009	$37,224	$9,306

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

10	STOCKHOLDERS' EQUITY

On July 7, 2009, the Company sold 100,000 shares to a third-party accredited investor for $10,000 ($0.10 per share) in cash proceeds.

On June 12, 2009, the Company issued 50,000 restricted shares to an employee of the Company at a value of $12,500 or $0.25 per share as part of their employment agreement, the trading value of the Company’s common stock at that time.   These shares have a six-month vesting term (see note 9).

On June 12, 2009, the Company also issued 7,102,500 shares to Iggys House Inc. for the acquisition of all of its assets for a value of $1,775,625 ($0.25 per share). The Company also issued 100,000 shares to a securities brokerage for services provided in connection with the Iggys House asset acquisition for a value of $25,000 ($0.25 per share).

On June 12, 2009, in connection with the Iggys House asset purchase, the Company sold 375,000 shares of stock to accredited investors for $150,000 ($0.40 per share).   To fund the cash portion for every share of stock issued 2.2 shares of Webdigs stock received by Iggys House were transferred by Iggys House to these investors effectively reducing the net investor’s purchase price of the Webdigs stock to $0.125 per share.  Included in the 375,000 shares are purchases from the Company’s Chairman and CEO of 43,750 shares and an outside director of an additional 43,750 shares.  In connection with this offering, the Company issued 60,000 shares to a securities brokerage for services provided for a value of $15,000 ($0.25 per share).

On May 18, 2009, the Company’s CEO converted $50,000 of his accrued but unpaid compensation owed to him by the Company into shares at a per-share price of $0.35, receiving 142,857 shares. The Company’s CFO also converted $5,000 of his accrued but unpaid compensation into shares at the same price, receiving 14,286 shares.

On May 14, 2009, the Company issued 1,750,000 shares in a private placement transaction all at a per-share price of $0.10. Of these shares, the CEO purchased 500,000 shares for $75,000 in cash proceeds. Two other accredited investors participated in the transaction and together received the remaining 1,250,000 shares sold in the transaction for cash proceeds of $100,000

On May 13, 2009 the Company issued 100,000 shares at a value of $47,000 ($0.47 per share) in connection with the acquisition of theMLSDirect.com business.

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
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

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

11	BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended July 31, 2009 and 2008.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2009	2008	2009	2008

Basic earnings per share calculation:

Net loss from continuing operations	$(432,172)	$(490,924)	$(1,139,553)	$(1,621,786)

Net income (loss) from discontinued operations	292,686	(63,499)	284,409	(124,708)
Net loss	$(139,486)	$(554,423)	$(855,144)	$(1,746,494)

Weighted average of common shares
outstanding	28,417,170	21,789,275	24,553,883	20,689,797

Net loss per common share - basic

Loss from continuing operations	(0.01)	(0.03)	(0.04)	(0.08)
Income (loss) from discontinued operations	0.01	-	0.01	-
Net income (loss) per basic share	$-	$(0.03)	$(0.03)	$(0.08)

Diluted earnings per share calculation:

Net loss from continuing operations	$(432,172)	$(490,924)	$(1,139,553)	$(1,621,786)
Net income (loss) from discontinued operations	292,686	(63,499)	284,409	(124,708)
Net loss	$(139,486)	$(554,423)	$(855,144)	$(1,746,494)

Weighted average of common shares
outstanding	28,417,170	21,789,275	24,553,883	20,689,797
Stock options, and warrants (1)	-	-	-	-
Diluted weighted average common shares
outstanding	28,417,170	21,789,275	24,553,883	20,689,797

Net loss per common share - diluted
Loss from continuing operations	(0.01)	(0.03)	(0.04)	(0.08)
Income (loss) from discontinued operations	0.01	-	0.01	-
Net income (loss) per diluted share	$-	$(0.03)	$(0.03)	$(0.08)

(1)
The computation of diluted net loss per share as of July 31, 2009 does not differ from the basic computation because potentially dilutive issuable securities of 800,000 stock options and 300,000 stock warrants would be anti-dilutive.  There were no potentially anti-dilutive shares as of July 31, 2008.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Month Periods Ended July 31, 2009 and 2008

12	SUBSEQUENT EVENTS

Loan from Related Party

On August 14, 2009, the Company’s Chairman and Chief Executive Officer loaned the Company $10,000.  On September 1, 9th, and 11th, 2009, the Company’s Chairman and Chief Executive Officer loaned the Company an additional $10,000, $20,000, and $30,000 respectively, bringing the total principal amount due him to $70,000.

The principal amount of all this debt is accrued at a simple interest rate of 1% per month.  The Chief Executive Officer will receive no additional consideration for his loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

General Overview

We are a web-assisted, full service real estate company that offers innovative services to home buyers and sellers. We share with each buyer up to one-half (50%) of the commission we receive from the seller or listing broker, with a minimum fee of $3,000 per transaction to the Company.  We also offer discounted listing services to customers wishing to sell their homes.  Our total commission to our sellers is a flat rate of 3.9%, compared to a real estate industry full service standard commission of 6%. Since more than 70% of home buyers today begin their home search on the internet, we primarily target those home buyers.  As part of our website interface and personal service, we also provide home buyers tools to manage their purchase transactions from initial search to the closing of their purchase.

Results of Operation

For the three month periods ended July 31, 2009 and 2008

We are pleased with the result of the quarter ended July 31, 2009.  We cut our operating losses by 55% to $221,659 for the three months ended July 31, 2009 as compared to a loss of $490,462 for the three month period ended July 31, 2008.  On a consolidated level, net revenues increased 75% from $141,033 for the quarter ended July 31, 2008 to $247,326 for the quarter ended July 31, 2009.  We are pleased, that our core real estate operations continue to grow; net revenues were up 75% in the quarter ended July 31, 2009 despite a 73% decrease ($80,843) in advertising & promotion expenses. Sequentially, we grew net real estate brokerage revenues 317% compared to the quarter ended April 30, 2009.    In the three month period ended April 30, 2009, we recorded net real estate revenue of $59,241 compared to $247,326 for the quarter ended July 31, 2009.

On a transaction level, we grew by 55% versus the same three month period last year.  For the quarter ended July 31, 2009 we closed 62 real estate transactions compared to 40 for the three month period ended July 31, 2008.

We also have continued to evolve our real estate model and improve operating efficiencies.   For the quarter ended July 31, 2009, our top producing agents have been able to comfortably generate and close up to 10 transactions individually per month.

During the quarter ended July 31, 2009, we continued to focus our marketing expenditures towards low cost highly targeted real estate marketing in order to  become cash flow positive on a quarterly basis as soon as possible. To achieve these goals, we reduced selling expenses from $353,252 in three months ended July 31, 2008 to $243,192 for the three months ended July 31, 2009.  Most significant among the selling cost decreases were two items: website development and advertising and promotion. We cut our www.webdigs.com website upkeep and development and other information technology expenses from $109,234 for the three months ended July 31, 2008 to $32,666 for the three months ended July 31, 2009.  For the same three month periods, we reduced advertising and promotion from $111,384 to $30,541.

We continue to strive to limit the spending we do on administration.   For the three months ended July 31, 2009, we were able to reduce our general and administrative spending by $52,450 to $225,793 compared to $278,243 for three months ended July 31, 2008.  The most significant general and administrative expense decrease was in non-cash compensation.   Non-cash stock compensation costs directed to employees and directors decreased by $34,861 from $83,340 for the three months ended July 31, 2008 to $48,479 for the three months ended July 31, 2009.  The additional $17,589 decrease in administrative spending is largely due to a 1 person decrease in management staffing.

We experienced significant interest costs of $210,630 in the period ended July 31, 2009.    For the same period ended July 31, 2008, interest expenses totaled $462.  Of the approximately $210,000 increase versus last year, over 96% of the change (approximately $202,000) is due to interest charges coming from our promissory note and a one-time charge to interest for the warrants issued to Lantern in connection with the note modification (see Note 8 of the financial statements).  The remaining increase of approximately $8,000 comes from interest charges from our suppliers for overdue payables.

On June 4, 2009, we unwound our prior acquisition of Marquest Financial, Inc.  In the process, we returned the entire legal Marquest Financial, Inc. entity to its previous owner, Mr. Edward Graca in exchange for 1,063,628 shares of Webdigs common stock which were owned by him.   In doing so, we recognized a gain of $297,412.  Marquest also had operating losses of $4,726 for the quarter ended July 31, 2009, resulting in income from discontinued operations of $292,686 (see Note 6 of the financial statements for more details).

For the nine month periods ended July 31, 2009 and 2008

We are pleased to report that our operating losses have been reduced by $830,019 (51%) for the nine month period ended July 31, 2009.  We had operating losses of $791,263 for the nine month periods ended July 31, 2009 compared to a loss of $1,621,282 for the same period last year.  On a consolidated level, net revenues increased 31% from $263,935 for the nine months ended July 31, 2008 to $345,194 for the nine months ended July 31, 2009.  The most encouraging part of the revenue increase is that our core real estate sales were up 67% from $206,366 for the nine months ended July 31, 2008 to $345,194 for the nine months ended July 31, 2009.    Our business focus is centered on building our real estate brokerage operations so the real estate revenue growth is important.  Consistent with the revenue increase, we have seen a year over year growth of 43% in the number of real estate transactions closed (from 61 to 87) for the nine month periods ended July 31, 2009 and 2008, respectively.

Despite a decrease of $776,330 (58%) to $563,036 in selling expenses in the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008, we are satisfied with our marketing results.   We have streamlined our marketing operations. Most notably, Webdigs has reduced real estate brokerage advertising and promotion expenditures by $388,969 (85%) through elimination of print, TV and outdoor advertising.  Advertising in the current fiscal year (nine months ended July 31, 2009) has successfully relied upon targeted direct mail and internet marketing. Of the remaining $387,361 decrease in real estate brokerage selling expenses for the nine months ended July 31, 2009, $317,792 comes from reductions in website and other information technology expenses.   We incurred $385,626 in information technology expenses (real estate brokerage focused) in the nine months ended July 31, 2008.  For the nine months ended July 31, 2009, we have incurred only $67,834 in information technology expenses.

For the nine month periods ended July 31, 2009, we incurred $573,421 in general and administrative expense spending compared to $545,851 for the same period last year.   Although these costs have increased by $27,520 compared to the prior year, we continue to hold a low administrative cost structure.  If we exclude the $120,000 of non-cash investor relations expenses we incurred in the nine month period ended July 31, 2009, (coming from stock issuances related to the Company’s transition to publically traded status in the current fiscal year), our administrative costs decreased by $92,480.  The most significant cost decreases result from reductions in use of outside contractors ($21,523 savings), reduced audit expenses ($18,676) and legal fees ($31,109).

Our interest expense costs of $303,484 for the nine month period ended July 31, 2009 are largely due to the convertible/promissory note with Lantern Advisers (see Note 8 of the financial statements).   The Lantern note accounts for approximately $289,000 of the $303,484 year to date expense with the remainder due to vendor finance charges.

As mentioned above, on June 4, 2009, we unwound our prior acquisition of Marquest Financial, Inc.  Due to the unwinding, we recognized a gain of $297,412.  Marquest’s nine month operating losses of $13,003 offset the gain on disposal resulting in overall income from discontinued operations of $284,409 for the nine months ended July 31, 2009 (see Note 6 of the financial statements for more details).

Assets and Employees; Research and Development

Our primary assets are cash and intellectual-property rights, which are the foundation for our services. At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term. Neither do we anticipate any imminent or significant changes in the number of our employees.  We have recently acquired the assets of Iggys House, Inc. (Iggys) and the business of theMLSDirect.com.   Iggys was formerly a web-based online real estate broker that had operations in 38 states.   We expect that the acquisition of Iggys along with the continued organic growth we expect to generate with our www.webdigs.com real estate brokerage will ultimately result in the addition of real estate field agents, an increase in website development costs and a small increase in administrative staffing.  TheMLSDirect.com brings to us an existing network of affiliate brokers in 17 states and exclusive rights to 17 website domain names that should help us generate leads for our Webdigs real estate operations.

We expect that we will invest time, effort and expense in the continued refinement of our website and the recently acquired www.iggyshouse.com website and user interface. Currently, we expect to spend approximately $125,000 in such improvement activities over the remaining quarterof fiscal 2009.     As mentioned above, as of July 31, 2009 we have spent approximately $68,000 of our anticipated $125,000 current fiscal year website spending.

Liquidity and Capital Resources; Anticipated Financing Needs

As of July 31, 2009, we had $46,309 cash and cash equivalents, and current liabilities of $1,191,743. On December 12, 2008, we obtained a convertible promissory note in the amount of $250,000 from an investment group affiliated with current shareholders of the Company (see Note 8 of the consolidated financial statements for note conditions and details) for working capital needs. After an early prepayment principal reduction of $100,000, our current balance of the promissory note is $150,000 due on September 30, 2009.

We used $298,716 of cash in operating activities during the nine months ended July 31, 2009 compared to $888,914 for the nine months ended July 31, 2008.  Cash used in operations for the nine months ended July 31, 2009 included a net loss of $855,144, which was partially offset by $361,523 of various non-cash expenses for depreciation, amortization, share-based compensation, debt discount, gain on disposal of Marquest Financial, issuance cost amortization, unrealized losses on derivatives, change in our equity position with our joint venture and shares issued for vendor payment.  For the nine months ended July 31, 2008, these non-cash items totaled $337,682. For the nine months ended July 31, 2009, we were able to make progress on reducing balances owed to key vendors, thereby using $25,893 of cash for a reduction in accounts payable.  The decrease in accounts payable of $25,893 is partially offset by increases in accounts payable owed to related parties of $76,580 and accrued expenses and other liabilities of $52,209.

For the nine months ended July 31, 2009, cash flows used in investing activities included payments of $157,733 for the purchase of Iggy’s House Inc. intangible assets, and $5,000 used for the business acquisition of theMLSDirect.com.  For the same period last year, we invested $18,216 in computer equipment.

In total, financing activities provided $469,956 and $818,038 for the nine month periods ended July 31, 2009 and 2008, respectively.   As mentioned above, the convertible/promissory note we issued in December provided net cash proceeds of $126,000 (after paying $4,000 in issuance costs and $20,000 in accrued legal fees and later by making a principal payment of $100,000).  In the nine months ended July 31, 2008 we generated $841,500 from the issuance of common stock.  In the current fiscal year, we have received $335,500 from common stock issuances.  In addition, in the current nine month period ended July 31, 2009, officer payables increases provided $11,294 cash compared to a $17,601 use of cash for the nine months ended July 31, 2008.

For our issuances of common stock in the private placement offering, we relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and the safe harbor thereunder based on the fact that there was one single investor who qualified as an “accredited investors” under Rule 501 of the Securities Act of 1933 and who had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment. The securities offered and sold in the transaction were not registered under the Securities Act of 1933 and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement offering contained in this information statement is not an offer to sell or a solicitation of an offer to buy any securities of the Company.

Given our relatively low cash position, our near term focus for the remaining quarter of  fiscal 2009 continues to be to create some positive operating cash flow from our web-assisted real estate brokerage operations.    While we believe that our year over year revenue growth will remain strong up until and past our current fiscal year ending October 31, 2009, we recognize that we will need to raise additional capital to fund our operations this upcoming winter until the seasonal real estate business re-commences growth in spring of 2010.  We retain our expectation that the growth of our core brokerage operations will provide us with a solid base from which we believe we would be able to raise an additional $5 to $6 million to fund expansion.   If we succeed in raising such amount, we believe that we would have sufficient capital to fund our operations and expansion plans indefinitely. To achieve a more accelerated growth, however, we would likely require additional financing to fund acquisitions and development of related business opportunities.

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

Intangible Assets

We have five types of intangible assets.

Website Development
The primary interface with the customer in our web-assisted real estate broker operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized according to provision in Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs (EITF 00-2), and AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization is on a straight-line method over the estimated useful life of the website of 3 years.   No additional costs were capitalized for the year ended October 31, 2008 or the nine months ended July 31, 2009.

Customer Lists
The Company accounts for customer lists under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the lists estimated 2-3 year life.   In June 2009, we acquired two separate customer lists from Iggys House for a fair value totaling $355,922.  We will amortize these costs over the estimated 2 year useful life of the lists.

Non-Compete Agreements
The Company accounts for non-compete agreements under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the agreement’s estimated 2 year life.   In the case of the asset purchase of Iggys House, Inc. we have identified the fair value of the non-compete agreement at $266,019.

Website Domain Names
The Company accounts for its website domain names under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  We purchased 17 domain names in May 2009 from theMLSdirect.com and expect to amortize the fair value of these names over a 2 year estimate useful life.   We have valued these domain names at $25,000.

Contractual Relationships
The Company accounts for its contractual relationships intangible assets under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  We purchased contractual broker arrangements for brokers in 17 different states in May from theMLSdirect.com and expect to amortize the fair value of these names over a 2 year estimate useful life.   We have valued these contractual relationships at $27,000.

The Company last assessed impairment of intangible assets at October 31, 2008 and determined that there was no impairment.   The Company concluded that no impairment was present at July 31, 2009.   The Company will retest for impairment on October 31, 2009.

Investment in Marketplace Home Mortgage

On August 1, 2008, the Company contributed non-cash assets into a joint venture created with Marketplace Home Mortgage, LLC for a 49% ownership interest (see Note 7 to the consolidated financial statements). The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and for its 49% share of the income of the joint venture, and a reduction in its investment for its 49% share of any losses of the joint venture or disbursements of profits from the joint venture.

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

Going Concern

The Company incurred significant operating losses for the nine month period ended July 31, 2009 and 2008.  At July 31, 2009, the Company reports a negative working capital position of $1,084,360 and accumulated deficit of $3,548,092.  It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of July 31, 2009, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2008 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities
`
During the nine month period ended July 31, 2009, the Company offered and sold 2,227,000 shares of common stock in a series of private placements at per share prices ranging between $0.10 and $0.40 per share.  The Company received gross proceeds of $335,500 from these sales.  As part of the asset purchase agreement with Iggys House, Inc. the Company also issued 160,000 shares as a commission to Northland Securities for its work in the sale of 375,000 of the 2,227,000 shares.  The Company paid no cash commissions or cash fees in connection with these private placements.

For these issuances of common stock in the private placement offering, we relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and the safe harbor thereunder based on the fact that the investors who purchased these securities qualified as an “accredited investors” under Rule 501 of the Securities Act of 1933 and who had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment. The securities offered and sold in the transaction were not registered under the Securities Act of 1933 and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement offering contained in this information statement is not an offer to sell or a solicitation of an offer to buy any securities of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Shareholders

None.

Item 5. Other Information

a)	All information required to be disclosed on a report on Form 8-K during the period ended July 31, 2009 has previously been reported.
b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer
Dated: September 21, 2009

/s/ Edward Wicker
Edward Wicker
Chief Financial Officer
Dated: September 21, 2009

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002