Form 10-K
period 2009-10-31
WEBDIGS INC
filed 2010-01-29
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

Registrant’s telephone number, including area code: (888) 932-3447

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
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).
☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant (non-affiliates) was approximately $5.3 million as of the last day of the Company’s most recently completed second fiscal quarter of April 30, 2009 when the last reported sales price was $0.47 per share.  As of January 29, 2010, 33,396,719 shares of common stock were outstanding.

Webdigs, Inc.
Form 10-K
Table of Contents

PART I
ITEM 1. BUSINESS

Overview of our Business and its History

We are a web-assisted, full service real estate company that offers innovative services to home buyers and sellers via two primary brands: Webdigs.com and IggysHouse.com. With Webdigs.com we share with each buyer up to one-half (50%) of the commission we receive from the seller or listing broker, with a minimum fee of $3,000 per transaction to the Company.  We also offer discounted listing services to customers wishing to sell their homes. We provide our sellers a rate as low as 3.9%, compared to a real estate industry full service standard commission of 6% (our estimate is based on informal data collections in Minnesota and Florida).  Since according to the 2008 National Association of REALTORS® Profile of Home Buyers and Sellers more than 87% of home buyers today use the internet in their home buying process, we primarily target those home buyers.  As part of our website interface and personal service, we also provide home buyers tools to manage their purchase transactions from initial search to the closing of their purchase.

 In January 2010, we launched IggysHouse.com, a unique online website that offers consumers an opportunity to have their home listed on the real estate multiple listing service (MLS) in their area and on the IggysHouse.com website completely free for 30 days.  If the consumer has not sold their home within the initial 30 day period, IggysHouse.com offers them the option to continue their listing on a month to month basis for a low flat monthly fee.  In addition to the basic monthly fee, there are opportunities to generate additional revenues for Webdigs through extra services such as yard signs, enhanced virtual photo tours and assistance with negotiation.

We have been operating since July 2007 in the Twin-Cities (Minneapolis-St. Paul and western Wisconsin) metropolitan area and since November 2007 in south Florida.  Our plans include expansion into additional medium to large metropolitan areas throughout the United States as market conditions and financial resources permit.    We expect our near term expansion will include metropolitan areas of the upper Midwest and states in the eastern, southeastern and southwestern regions of the United States.

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

We believe the technological developments in the real estate market and the increased amount of information available to and used by ordinary consumers appear to be circumstances that are similar to those developments that eventually gave rise to the non-traditional stock brokerages which have intruded upon the market dominance of traditional stock brokerages over the past two decades. For example, we note that the non-traditional stock brokerages developed their services and products to compete primarily on the bases of price, consumer effort and technology. Their websites, such as TD Ameritrade or e-Trade, provide not only trading capacity for the average consumer, but also a tremendous amount of information about companies. In this regard, we note that there has recently been a proliferation of various Internet-related real estate businesses that seek to provide either specific and limited services or information relating to residential real estate transactions (e.g., ForSaleByOwner.com, BuyOwner.com and Zillow.com).   Like the non-traditional stock brokerages, these businesses typically rely on consumer effort, technology and price as the basis for competition. This is the model Webdigs has based its business practices on.

Our Business Model, Products and Services

General

We are a web-assisted real estate brokerage primarily for residential home buyers and sellers. We utilize the Internet, proprietary technology and efficient business processes to attempt to deliver significant savings to our home sellers and rewards to our home buyers over the traditional “full commission” brokerage model.  We attempt to emphasize client service, when and as needed or requested by our clients, to separate us from other discount brokerage models; and we attempt to provide efficiency and cost savings that will differentiate us from traditional brokerage models.

We operate under two brands. Webdigs.com, our first brand, is our discounted, near full-service real estate brokerage. Webdigs offers its customers up to a 50% rebate to its clients who are buying homes and offers listing services starting as low as 3.9% (compared to traditional brokerages which typically charge 6-7% for listing service).

Our second brand, IggysHouse.com, which launched in January 2010, is a month-to-month listing service that allows home sellers to list their home on their local MLS and on the IggysHouse.com website completely free for 30 days. After 30 days, the seller has to option to continue to list their home for a flat fee of $49.99 per month, with various other ala carte services available for purchase. Currently, we market to potential customers principally through internet ad campaigns, limited but highly targeted e-mail, direct mail, and print advertising.  Our most consistent source of business, however, has been referrals from previous satisfied customers of our business.

Services for Home Buyers

We provide home buyers with a number of services. Through our website at Webdigs.com, home buyers can search our database of MLS listings, view open house schedules, schedule home visits, make offers and monitor the offer and counteroffer process. Our licensed real estate agents assist buyers by preparing offers, counteroffers and other real estate documents, negotiating purchase contracts, setting up inspections, arranging for financing, and preparing for closings.  Our agents support the buyer at each step of this process, until the transaction has closed.

After a closing, we pay our clients their rebate check within 14 days for their portion of the buy-side commission. Our rebate payments are generally one-half of the commission we receive from a transaction.

Using a generally accepted industry average fee of 2.7% (our estimate using informal data collected by our agents in Minnesota and Florida) for buyer representation, any customer purchasing a home for a price exceeding $111,000 may benefit financially from using Webdigs.com as the brokerage. A customer purchasing a home for a price exceeding $222,000 will receive a commission rebate of approximately 1.35% of purchase price (or one-half of the 2.7% buyer’s brokers fee). A buyer purchasing a home with a sales price between $111,000 and $222,000 will pay Webdigs a flat $3,000 broker fee with the remainder of the commission being returned to them as a non-taxable rebate. We believe this gives buyers a financial incentive to use our services.

Since our inception in July 2007 and as of December 31, 2009, our home buying clients have:

☐	closed 175 purchase or sales of properties.

☐	collectively received $631,000 in cash rebates for their purchases (an average of $3,606 per transaction).

Services for Home Sellers

In our Minnesota and Wisconsin markets, Webdigs.com provides our home sellers with a full service listing, including a listing on the Northstar MLS, for a fee of 3.9% of the final sale price at closing; 1.2% is paid to Webdigs, and the standard 2.7% goes to the buyer’s broker.  This represents more than a 33% savings compared to the average real estate fee of 6% of sales price.  Assuming a sales price of $300,000, a Webdigs listing customer may save 2.1% of the sales price ($6,300) by using Webdigs as their listing brokerage. To ensure that our customers receive the same attention from non-Webdigs agents representing potential buyers of a home listed by Webdigs, we typically offer the standard 2.7% of sales price commission to non-Webdigs brokers who represent buyers purchasing a home listed by Webdigs.  The Northstar MLS contains listings from Minnesota, portions of western Wisconsin, northern Iowa, and eastern North and South Dakota. Our listings also appear on Realtor.com and 14 other national home-listing websites. In addition to providing home sellers with a home listing, Webdigs arranges for virtual home tours of our sellers’ homes so that the resulting virtual tour may become a part of the listing on our website. To assist with the pricing of a seller’s home, we provide a comparative market analysis to the seller and individual consultation on pricing strategies. Finally, we also provide a range of individual strategies for readying a seller’s home for sale.  We support these services with marketing and advertising campaigns designed to drive traffic to our website. As of December 31, 2009, our home selling clients have sold over 70 homes with us since inception.

Our second brand, IggysHouse.com opens a new chapter for our business.  We believe that our “pay as you go model” is unique to the consumer real estate market.  It provides the value conscious consumer the ability to tightly control their expenditures and avoid the traditional percentage fee costs charged to sellers (based upon our observations the fee typically is 3.3% to seller + 2.7% for buyers broker = 6.0% total).   IggysHouse.com offers its customers the chance to pay for the exact services they want on a fixed monthly fee basis.   For a basic MLS listing, IggysHouse.com provides a free 30 day listing through the Webdigs system of affiliated brokers, which can be continued at the election of the consumer on a month to month basis for $49.99 per month.  If the customer chooses, they may still offer the buyer’s agent a commission (usually 2.7%).    As noted above, IggysHouse.com offers a full menu of add-on services which a customer can choose to purchase on an ala carte basis.  These menu selections include yard signs, enhanced photo tours, negotiating assistance, market and price analysis, favored listing placements on selected national realtor websites and several additional options which allow the consumer to be a more informed seller of his home.

The IggysHouse.com business is only possible because of the high powered integrated website.  We delegate virtually all paperwork and administration to the sellers through the IggysHouse.com website.  The website contains all of the customized legal documents and forms that each customer will need to use and complete for the state in which their home is located.    The IggysHouse.com agent merely reviews the documents once everything has passed the integrated online filters that are part of the IggysHouse.com website.

For Webdigs, the IggysHouse.com pricing model allows us to generate steady monthly revenue from each of our IggysHouse.com listing customers.   We believe that the basic price of $49.99 per month for a MLS listing is low enough to encourage consumers to patiently maintain their listings over time while at the same time offering a reasonable cash flow to Webdigs.  Unlike the traditional closing based real estate fee model (the brokerage only earns income if the home is sold) the IggysHouse.com business model does not depend on the sale of the home for its revenue.     As noted above, the ala carte portion of the IggysHouse.com product offering provides consumers great advantages: low monthly fee plus a large selection of individually purchased services.  An IggysHouse.com customer who ends up selling their home through IggysHouse.com may save thousands of dollars versus the average full service full priced model.  Using a $300,000 sale price as an example, a full service brokerage might typically charge 6% to the seller for a successful listing.  The cost to the seller would be $18,000 paid at the closing of the transaction.   The same seller could keep his home listed on IggysHouse.com for 12 months for a total cost of $549.89.  The same $300,000 sale held on IggysHouse.com for 12 months could end up saving the seller $17,450 (97%) of the fees paid to the traditional brokerage.  We believe that certain savvy confident consumers will quickly see the value in the IggysHouse.com product offering and enjoy the power and control our IggysHouse.com website offers and choose to list their homes with us. A secondary benefit to Webdigs of the IggysHouse.com business model is the chance for Webdigs agents and affiliated brokers to speak with IggysHouse.com customers and offer them a full service but still discounted Webdigs listing.  Later on after the sale of their home is complete, the consumer will have the chance to buy their next home under the Webdigs 50% cash rebate buyers program.

Our third brand for selling homes is the MLSDirect.com website.  The MLSDirect.com website fills a void between our Webdigs and IggysHouse.com listing programs.  It offers a flat fee MLS listing for prices starting as low as $299. Like IggysHouse.com, there is also a full menu of add-on services on the website that the customer can choose to purchase.

Additional Services

We also work with preferred partners in the mortgage brokerage industry who help support marketing beneficial in helping to attract customers to Webdigs.

Our Strategy

Our long-term goal is to become the leader in comprehensive web-assisted real estate brokerage services for buyers and sellers of residential real estate in the United States and Canada. Initially, however, we are focused on pursuing the following broad strategic initiatives:

•
Invest in our website interface and technology. Our goal is to make the interfaces of all our websites (primarily Webdigs.com and IggysHouse.com) more easy to use, more intuitive, more enjoyable and distinguishable from the other websites and Internet tools that buyers and sellers of homes are accustomed to. We believe that continuing to update and enhance our website and technology will be a key element in increasing traffic and use of our services.    The acquisition of the assets of Iggys House, Inc. and the subsequent enhancement and re-launch of IggysHouse.com represent the current focus of our website investment.

•
Focus on finding buyers and sellers for Webdigs. We have narrowed our marketing focus to lead generation.  We are engaged in marketing to find consumers who could potentially benefit from the services we offer.  Our own research indicates to us that our consumers have found the Webdigs product offering to their liking.  As indicated previously, we generate a large proportion of our revenue from referrals of previously satisfied customers.   Therefore, we are marketing specifically to individuals who are or will be in the market to buy or sell their homes in the very near future using internet advertising, targeted direct mail and print media.

•
Develop a larger agent base.  To grow, we will need more agents.    We believe that the positive consumer experience that Webdigs’ past customers report will assist in bringing additional real estate agents into our Company.    Furthermore, under a new compensation plan recently enacted, we offer a very competitive compensation package to our agents, and Company supplied leads that should be compelling for certain energetic agents.

•
Develop an efficient transaction-processing and back-office operation. We believe that one important factor in our overall success, especially given our discounted commissions, will be our ability to process high transaction volumes efficiently. Accordingly, we have begun developing and intend to utilize transaction processes and computer systems more commonly found in high-volume industries such as banking and insurance.  The IggysHouse.com website is a prime example of the type of technology that results in efficient back-office processing.

•
Attain profitability in our current markets. There are a number of Internet-based real estate brokerages presently attempting to capitalize on perceived market, demographic, trade/industry and economic changes. To our knowledge, none of these businesses have reached the sustained profitability needed to validate the discounted Internet-based real estate brokerage model. Therefore, we believe that an initial critical strategic goal is for Webdigs to attain overall profitability across its current markets in Minnesota, Wisconsin, and Florida. We believe that profitability—especially sustained profitability—will buoy consumer confidence in our services and lead to further successes.

If we can attain profitability, we believe that our business model, being predicated on greater efficiency and volume than the traditional model but with an emphasis on expertise and extensive client service, will facilitate our expansion into additional markets and the growth of our business.

Industry Segments

We currently operate in one primary operating segment: (1) web-assisted real estate brokerage.  In prior years, we had reported mortgage brokerage as a second strategic operating segment.  Due to the divestiture of Marquest Financial, Inc. and the dissolution of Marketplace Home Mortgage – Webdigs, LLC in 2009 we no longer own any mortgage brokerage operations, and therefore, we now report  as one operating segment.

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

Some of our competitors in the residential real estate brokerage market are traditional brokerage firms, including large national brokerage firms or franchisors, such as Prudential Financial, Inc., and RE/MAX International Inc. We compete with these brokerages primarily on price, service and the ease of use of our website interfaces. Although our commissions are generally lower than other brokerages, consumers may be attracted to other brokerages because they offer or are perceived to offer higher levels of individual attention and service.

We also compete with non-traditional real estate brokerage firms including Zip Realty, Inc., iNest Realty, Inc. (a subsidiary of IAC/Interactive Corp) and Redfin Corporation, each of which pays cash rebates to clients and relies to a large extent on the efficiencies of the Internet. We believe that these competitors generally have greater financial resources than we do, and also have a longer operating history in the realm of online discount real estate brokerage. Here too, we compete with these non-traditional brokerages primarily on price, service and on the ease of use of our website interface. Our commissions are generally equal to or lower than these non-traditional brokerages. For example, ZipRealty and Redfin respectively rebate approximately 20% and 50% of their commissions to home buyers. iNest rebates 1% of the actual home sale price to buyers.  We generally rebate up to 50% of our commission to home buyers with a minimum fee for Webdigs of $3,000.

To our knowledge, nobody has developed an automated monthly pay as you go listing service comparable to IggysHouse.com, but we do compete with multiple flat fee discount real estate listing services across a broad spectrum of pricing models, such as ForSaleByOwner.com and BuyOwner.com. We compete with these discount service providers primarily on level of service. Although with Webdigs, we offer traditional services to our clients at a discounted price, highly self-motivated consumers may be attracted to IggysHouse.com or other discount listing services because they are less expensive than our Webdigs branded services. Although we believe our value proposition is better than our competitors, we believe that a consumer can obtain an MLS listing through ForSaleByOwner.com for anywhere from $90 per month to a $900 flat fee.

We compete or may in the future compete with various online services, including Move, Inc., Zillow.com, HouseValues, Inc., HomeGain.com, Yahoo!, Inc., Google Inc. and Trulia, Inc. that also look to attract and monetize home buyers and sellers using the Internet. For instance, Move, Inc. operates the www.Realtor.com website.  Move, Inc. is affiliated with the National Association of Realtors, the National Association of Home Builders, the Manufactured Housing Institute and hundreds of MLSs, which may provide Move, Inc. with preferred access to listing information and other competitive advantages. We compete with these service providers primarily on the basis of service and the ease of use of our website interface. We do not provide home valuation data, and some other sites (such as Realtor.com) have more listings and more data about the community. Many of these currently limited competitors and future competitors have significantly more resources than we do.

Environmental Regulation

We are not subject to environmental regulations that have a material effect upon our capital expenditures or otherwise.

Other Regulation

We are subject to governmental regulation by federal, state and local regulatory authorities with respect to our real estate operations.

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

Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. Although payment of rebates or credits to real estate purchasers of the type we offer are permitted in most states, some states either do not permit these rebates or credits or do not permit them in the form that we currently provide them. Eight states have “minimum service laws” that require realtors to provide a level of service that purely web-assisted real estate businesses typically do not provide (Delaware, Florida, Nevada, New Mexico, Ohio, Pennsylvania, Tennessee and Wisconsin). We presently operate in the State of Florida and we believe the services we offer to residential real estate consumers comply with Florida’s minimum service law because: (i) for our clients buying homes, we show them homes, draw up the related offer paperwork, negotiate the purchase, answer all questions, and close the purchase transaction; and (ii) for our clients selling homes, we help the seller price the home (through a competitive market analysis or otherwise), draw up the listing agreement, negotiate the sale, and coordinate a closing of the sale. Nevertheless, we have not obtained any independent or governmental opinion relating to our compliance with Florida minimum-service laws. Eleven states prohibit rebates of real estate commissions (Alabama, Alaska, Iowa, Kansas, Louisiana, Mississippi, Missouri, New Jersey, Oklahoma and Tennessee).

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

We possess the rights to over 50 website domain names and numerous trademarks and tradenames.   Some of the most prominent include:

•	domain name rights to www.Webdigs.com
•	domain name rights to www.IggysHouse.com
•	domain name rights to www.buysiderealty.com
•	domain name rights to www.MLSDirect.com
•	trademark and trade name for “Webdigs”;
•	trademark and trade name for “IggysHouse.com”;

•	trademark and trade name for “buysiderealty.com”;
•	trademark and trade name for “theMLSdirect.com”;
•	trademark for: “The New Way to do Real Estate”

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

Employees

The Company (including its subsidiaries) currently has six employees, five of whom are full-time and over 5 real estate agents that are contractors.

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

Webdigs, LLC itself also owns 100% of the ownership interests of Home Equity Advisors, LLC, a currently dormant Minnesota limited liability company.

During the year ended October 31, 2009, we sold Marquest Financial, Inc (a company originally acquired to act as Webdigs’ wholly owned consumer mortgage brokerage) back to its original founder and previous owner Mr. Edward Graca.  Additionally, we, along with Marketplace Home Mortgage, LLC dissolved our joint venture Marketplace Home Mortgage - Webdigs, LLC in an effort to focus on our core expertise as a real estate brokerage over the near term.

Our principal offices are located at 3433 Broadway Street NE, Suite 501, Minneapolis, Minnesota 55413, and our telephone number at that office is (888) 932-3447. Our website address is www.Webdigs.com. The information contained on our website or that can be accessed through our website does not constitute part of this document.

Recent Developments

As mentioned above, we launched our new “pay as you go” website www.IggysHouse.com on January 6, 2010.

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

We began operations in July 2007 and to date have not generated meaningful revenues. As a recently organized start-up company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries such as residential real estate and mortgage brokerage and particularly in light of current general economic, real estate and credit market conditions.

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

We will require significant additional capital to continue our operations. To date, our revenues from operations have not generated cash flow sufficient to finance our operations and growth. As a result, we have periodically since our inception sought financing and we will likely continue to require additional financing in the foreseeable future.  Since August, 1, 2009 our Chairman and Chief Executive Officer has invested $100,000 in private equity placement and loaned the company $373,000.   We expect that we will need approximately $400,000 in additional financing prior to the end of October 2010 to cover salaries, contracted website maintenance and development and other basic working capital needs.

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

Although we have improved our net loss by nearly 50% from 2008 to 2009, we have had net losses attributed to common shareholders for the years ended October 31, 2009 and 2008 of $1,084,815 and $2,090,232, respectively. Furthermore, we had a working capital deficit as of October 31, 2009 of $1,103,503.  Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new business, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

We may be unable to obtain market acceptance of our services.

The market for residential real estate sales is well-established.  However, the market for non-traditional residential real estate sales is relatively new, developing and even more uncertain.  As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for products and services are subject to tremendous uncertainty. Our future growth and financial performance will almost entirely depend upon consumers’ acceptance of our “Webdigs solution” to purchase and sell homes at discounted rates. In this regard, the failure of purchasers and sellers of residential property to accept our model or the inability of our services to satisfy consumer expectations, would have a material adverse effect on our business, and could cause us to cease operations.

Our officers and directors, together with certain affiliates, possess controlling voting power with respect to our common stock, which could limit your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of 12,644,233 shares representing approximately 37.9% of our common stock.   In addition, one other significant stockholder, Iggys House, Inc., identified on the beneficial ownership table in this filing (see Item 12, “Security Ownership of Certain Beneficial Owners and Management”) holds beneficial ownership of 2,077,500 shares representing an additional 6.2% of our common stock. As a result, our directors and officers, together with the other significant stockholder, will have the ability to greatly influence, if not outrightly control, our management and affairs through the election and removal of our directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.

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

We rely on our proprietary technology to enhance some of our service offerings. To protect this technology, we employ and rely on trademark, trade secret, and copyright law in addition to contractual restrictions and protections. While we have copywritten our trademarks, it is entirely possible that one or more third parties may independently develop technology that is similar to our technology, or offer or sell products or services that utilize our technology. The development by others of technology that is similar to our technology, or the sale of products or services that incorporate our technology, would likely harm our competitive position and have a material adverse effect on our business.

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

Our authorized capital consists of 250,000,000 shares of capital stock. Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company.

There is limited public market for our common stock.

We commenced trading on the OTC Bulletin Board on December 19, 2008.   To date, however, our stock has been thinly traded with some days having no shares sold.

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

The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability and the performance of mortgage backed securities in the secondary market.  While the federal government has supported programs to make loans easier to obtain in recent months, we believe that the mortgage market still remains tight despite these efforts and near record low interest rates.    While home sales have increased in the latter half of 2009, transaction volume remains significantly below levels of the market’s peak in 2006.

We may be impacted by general economic conditions within the United States residential real estate market.

The residential real estate market has experienced vast fluctuations in recent times. In some years, real estate home sales are brisk, while in other years the residential real estate market has been stagnant. Our ability to attract home sellers and buyers to use our website will, in part, depend upon consumers’ willingness in general to buy or sell a home. When consumers sense that the overall economy is not doing well, they are less likely to make an expensive purchase such as a home.  We are encouraged by recent data in consumer confidence, but again recognize that unemployment remains at the highest levels in the last 25 years.  The high level of unemployment and the fact that current home sales have been propped up by the government’s $8,000 first time home buyers credit and the more recently approved $6,500 for repeat home buyers makes the current improvement in the market tenuous.

The growth and expansion of our business could have a negative effect on our Company.

We believe that in order to be successful, we must grow and expand our operations. To grow, we believe we must expand, train and manage our employee base, particularly our marketing, management and skilled technical personnel, within a short time period. Rapid growth will also require an increase in the level of responsibility for both existing and new management and will require us to implement and improve operational, financial and management information procedures and controls. We compete with many companies in seeking to attract qualified personnel. We can give no assurance that the management skills and systems currently in place will be adequate, be able to effectively manage any significant growth we experience, or be able to hire or assimilate new personnel necessary to pursue our growth strategy. Our inability to adequately manage growth could have a material adverse effect on us.

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

ITEM 2. PROPERTIES

We lease approximately 3,000 square feet of space at 3433 Broadway Street NE, Suite 501, Minneapolis, Minnesota 55413, on a month-to-month basis and at a per-month cost of approximately $3,500. The landlord for this office space is MoCo, Inc. which is a minority shareholder of the Company.  Other than our agreement respecting our month-to-month lease, we do not have any written agreements with MoCo, Inc. The Company does rely on MoCo, Inc. to provide website development and support services to the Company. This arrangement, however, is not set forth in a written contract. Instead, MoCo, Inc. generally provides website development and support services at hourly rates that depend on the nature of the services provided. MoCo, Inc. typically bills the Company within 10-20 days after the end of each calendar month.    At October 31, 2009, the Company owed Moco $562,858.

We conduct our IggysHouse.com operations in a leased facility at 1121 East Commercial Boulevard, Suite 47, Oakland Park, Florida 33334, under an operating lease on a month-to-month basis.  Monthly base rent expense for this lease is $300 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During our fiscal years ended October 31, 2009 and 2008, no matters were submitted to our stockholders for approval.

PART  II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock is listed on the OTC Bulletin Board and began trading under the symbol “WBDG” on December 19, 2008.  The following table shows our high and low closing prices of our common stock at the end of each quarter for the fiscal year 2009.

Year Ended October 31, 2009	High	Low
First quarter	$0.55	$0.10
Second quarter	$0.55	$0.10
Third quarter	$0.75	$0.10
Fourth quarter	$0.16	$0.09

Our closing stock price on January 27, 2010 was $0.21.  As of the date of this filing, we had approximately 269 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on October 31, 2009, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	0	N/A	0

Restricted Stock Plan and Stock Option equity compensation plans not approved by shareholders (1) (2)	1,000,000	$0.25	None

(1)
In May 2008, the Board of Directors approved the issuance of incentive stock options totaling 600,000 shares to three of its non-employee directors, expiring in May 2013. An additional 200,000 options were granted to a new director on October 31, 2009, expiring in October 2011.   An employee was also granted 200,000 options on October 31, 2009 expiring October 31, 2014.

(2)	(see Note 11 of the financial statements for more information on restricted stock grants).

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

Sales of Unregistered Securities

During the year ended October 31, 2009, we sold 3,136,091 shares (which include 909,091 of shares purchased via conversion of a portion of convertible note proceeds received from our CEO) in a series of private placements for aggregate proceeds of $435,500 at effective prices ranging between $0.10 and $0.40 per share.  We also issued additional shares as follows: 7,262,500 to acquire selected assets of Iggys House, Inc., 273,244 to vendors for services, 200,000 shares to Lantern Advisors, LLC as part of the cost to Webdigs of entering into a promissory note agreement, 100,000 to acquire assets of the MLSDirect.com, 157,143 to officers of the company in lieu of cash compensation, 50,000 shares to a new employee as an incentive to join our company , and 150,000 shares to Webdigs’ CEO as compensation to him for the personal guarantee he offered to Lantern Advisors, LLC to repay the $250,000 convertible promissory note.  In total, we issued 11,328,978 new shares during the 12 months ended October 31, 2009.   In summary:

Private placements
•	In September 2009, Webdigs’ CEO converted $100,000 in principal of a convertible note payable he had with the Company to 909,091 shares ($0.11 per share).

•
In June 2009, in connection with the Iggys House asset purchase, the Company sold 375,000 shares of stock to 11 accredited investors for $150,000 ($0.40 per share).   To reduce the investor’s net purchase price to $0.125 per share, 2.2 shares of Webdigs stock received by Iggys House in the acquisition were transferred by Iggys House to these investors.  Included in the 375,000 shares are purchases from the Company’s Chairman and CEO of 43,750 shares and an outside director of an additional 43,750 shares.

•	During May-July 2009, four accredited investors purchased an aggregate of 1,850,000 shares of stock for $185,000 ($0.10 per share).

•	In January 2009, one accredited investor acquired 2,000 shares for $500 ($0.25 per share).

Vendor Services
•	In October 2009, we issued 44,444 shares to a vendor for services. The 44,444 shares satisfied a $4,889 payable ($0.11 per share) to the vendor.

•
In January 2009, we issued 200,000 shares (100,000 each) to two separate vendors for consulting services.  The 200,000 shares were valued at $0.40 per share ($80,000 total) based upon the trading price of the Company’s shares at the time of issuance.

•	In November 2008, we issued 28,800 shares to a vendor for services. The 28,800 shares satisfied a $7,000 contracted fee we owed the vendor ($0.24 per share).

Acquisition of Assets of  Iggys House
•
In June 2009, the Company also issued 7,102,500 shares to Iggys House Inc. for the acquisition of all of its assets for a value of $1,775,625 ($0.25 per share). The Company also issued 160,000 shares to a securities brokerage for services provided in connection with the Iggys House asset acquisition for a value of $40,000 ($0.25 per share).

Promissory Note
•	In December 2008, we issued 200,000 shares to Lantern Advisors, LLC as part of the promissory note agreement we signed with them. The 200,000 shares were assigned a value of $20,000 ($0.10 per share).

Acquisition of the MLSDirect.com
•
In May 2009, the Company issued 100,000 shares to a third-party accredited investor at a value of $47,000 ($0.47 per share).  These shares were issued in connection with the acquisition of theMLSDirect.com.

Shares in Lieu of Cash Compensation
•
In May 2009, the Company’s CEO converted $50,000 of his accrued but unpaid compensation owed to him by the Company into shares at a per-share price of $0.35, receiving 142,857 shares. The Company’s CFO also converted $5,000 of his accrued but unpaid compensation into shares at the same price, receiving 14,286 shares.

Employee Award
•	In June 2009, the Company issued 50,000 shares to an employee of the Company at a value of $12,500 or $0.25 per share.

CEO Compensation
•
In September 2009, the Company’s CEO was granted 150,000 shares at a per share price of $0.11 as compensation for the personal guarantee he provided for Webdigs for the $250,000 convertible/promissory note agreement the Company entered into on December 12, 2008.

For these issuances of common stock in the private placement offering, we relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and the safe harbor thereunder based on the fact that the investors who purchased these securities qualified as an “accredited investors” under Rule 501 of the Securities Act of 1933 and who had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment. The securities offered and sold in the transactions were not registered under the Securities Act of 1933 and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement offering contained in this information statement is not an offer to sell or a solicitation of an offer to buy any securities of the Company.

ITEM 6. SELECTED FINANICAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

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

General Overview

General Overview

Our business as a web-assisted full service real estate company has been operational for slightly greater than 2 years.  We launched our services for buyers and sellers via Webdigs.com in October 2007.  In January 2010, we added a second brand to our portfolio via the launch of IggysHouse.com.  For the years ended October 31, 2009 and 2008, over 99% of our real estate revenue was produced by our Webdigs brand in our Minnesota and Florida markets.

Significant Trends and Uncertainties

Given our relatively low cash position, our near term focus for the current fiscal year ending October 31, 2010 continues to be creating positive operating cash flow from our web-assisted real estate brokerage operations in our core markets of Minnesota, Wisconsin, and Florida.  We will also continue to expand into additional metropolitan areas as the year progresses and as funding permits.

We believe that our year over year revenue growth will remain strong for the current fiscal year provided we have sufficient operating capital to fund operations.    Supporting us in our efforts will be the addition of our IggysHouse.com operation, a revised compensation plan which we expect will attract more agents to our Company and support from the Federal Government in terms of extending the first time home owner tax credit and creating a new repeat buyer tax credit of $6,500 which will be in effect for homes purchased and closed prior to June 30, 2010.

We believe we will require an additional $5 to $6 million to fund expansion.   If we succeed in raising such amount, we believe that we would have sufficient capital to fund our operations and expansion plans indefinitely. To achieve a more accelerated growth strategy, however, we would likely require additional financing to fund acquisitions and development of related business opportunities.

If our efforts to raise additional capital take longer than we expect or we are unsuccessful in securing capital, we expect to decrease our advertising, identify other areas to reduce current costs, while continuing to build market share and real estate revenue in our markets. Due to the difficult markets for obtaining equity and debt financing, we are exploring a wide variety of potential financing sources and arrangements.

The continued economic softness facing the United States and the difficulties which remain in obtaining equity capital could continue to present us with uncertainty for our business in the year ahead.     Despite the incentives offered by the federal government, obtaining a home mortgage is not as easy or realizable as it was 2-3 years ago.  Home prices still are not showing stable long term uptrend.  Our business and our viability may be threatened if any of these conditions persist or any other global economic upheaval should arise in the first half of calendar year 2010.

Results of Operation

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

From October 31, 2008 to October 31, 2009:

Historically, the Company has reported two strategic operating segments; (1) web-assisted real estate brokerage and (2) mortgage brokerage.  Due to the divestiture of Marquest Financial, Inc. and the dissolution of our joint venture Marketplace Home Mortgage – Webdigs, LLC (MHMW) in 2009, the Company has determined that the mortgage segment is no longer significant to its operations and therefore, now reports and operates as one strategic reporting segment.  Primarily all activity for the years ended October 31, 2009 and 2008 related to the mortgage segment is reported separately as 1) Equity in income (loss) from MHMW, 2) Income (loss) from discontinued operations and 3) Net assets of discontinued operations in the table below.

Selected financial information about our operations for the fiscal years ended October 31, 2009 and 2008:

			Change
	2009	2008	2009 vs 2008

Net revenues	$503,777	$401,778	25%
Operating expenses	1,491,233	2,294,733	-35%
Operating loss	(987,456)	(1,892,955)	-48%
Equity in income (loss) from MHMW	13,279	(9,064)	-247%
Interest expense	(332,139)	(285)	116440%
Depreciation & amortization	236,716	213,767	11%
Loss on change in fair value of
derivatives and warrants	(63,708)	-
Income (loss) from discontinued operations	284,409	(187,928)	-251%
Identifiable assets - real estate brokerage	2,200,524	362,184	508%
Net assets discontinued operations -
mortgage brokerage	-	92,035	-100%
Capital expenditures	187,085	18,216	927%

Consolidated net revenues for the year ended October 31, 2009 totaled $503,777, representing a 25% increase over the $401,778 in net revenues for the year ended October 31, 2008.   During fiscal 2009, we closed 131 transactions in representation of 85 buyers and 46 transactions representing sellers, in comparison to having closed 99 transactions during the fiscal year ended October 31, 2008.   Looked at on a percentage basis, our net real estate brokerage transactions grew by 33% for the fiscal year ended October 31, 2009.

As we look ahead for fiscal year 2010, we expect continued double digit net revenue growth in our core Webdigs real estate operation and are hopeful that our recently launched “pay as you go” IggysHouse.com listing website will establish itself as a viable alternative for consumers who currently try to sell their homes themselves with no support from a real estate professional.

We incurred total operating expenses for fiscal 2009 of $1,491,233 compared to $2,294,733 for fiscal 2008, a 35% year to year decrease.  General and administrative expenses, amortization and selling expenses together comprise our operating expenses.

Selling expenses consisted of advertising and promotion, information technology, selling-related compensation expense, depreciation expense, and other general selling expenses, all of which aggregated to $666,025 for fiscal 2009 compared to $1,453,551 for fiscal 2008.  In the year ended October 31, 2009, we significantly reduced our advertising and promotion expense from $523,342 to $88,312 as we eliminated TV, billboard and magazine advertising from our marketing expenditures.    The good news to us is that we still grew transactions volume by 33% despite the 83% reduction in advertising and promotion expense.    To achieve growth, we managed to market to a more targeted group of consumers on a smaller scale through focused newspaper and web advertising, and purchases of leads.   Our real estate agents also saw a strong increase in the quantity of referrals they received from our previous satisfied customers, lessening the need for more expensive means of advertising.   We also drastically reduced our information technology expenses by 83% from $403,975 in the fiscal year ended October 31, 2008 to $70,141 in the fiscal year ended October 31, 2009. This decrease can be attributed to the shift from large website modification expenses of our Webdigs.com website in the fiscal year 2008 to smaller web maintenance expenses in fiscal 2009.

In addition to advertising, promotion and information technology expenses, we incurred selling-related compensation expenses of $393,619 for the year ended October 31, 2009 compared to $372,405 for the year ended October 31, 2008.  These compensation costs include wages, commissions, bonuses, and payroll fringe benefits.    Our depreciation expense was $17,172 for the year ended October 31, 2009 compared to $10,448 for fiscal 2008.

We incurred $632,198 in general and administrative (G&A) expenses for the year ended October 31, 2009 compared to $693,066 for the year ended October 31, 2008, representing a $60,868 period-to-period decrease. The largest component of our fiscal 2009 and 2008 G&A expense was share-based compensation expense related to the vesting of restricted shares to founding members in July and October 2007 and our May 2008 award of stock options to our non-employee directors. Together, these non-cash expenses totaled $209,005 for fiscal 2009 compared to $213,145 for fiscal 2008. Other significant items of expense during fiscal 2009 and 2008 included rent of $43,254, and $46,000, respectively. Professional fees of $223,800 and cash compensation of $111,604 were the other major items of G&A expense during fiscal 2009. These amounts were comparable during fiscal 2008, with professional fees of $245,421 and cash compensation of $147,641.

Amortization expense was $193,010 for the year ended October 31, 2009 compared to $148,116 for fiscal 2008. Amortization expense increased due primarily to the fact that during the fiscal year ended October 31, 2009, we began amortizing a portion of the $1,957,982 in intangible assets acquired from Iggys House Inc. in June 2009.

For the year ended October 31, 2009, we recorded interest expense of $332,139.   For the fiscal year ended October 31, 2008 we incurred only $285 of interest expense.  In large part, interest expense reflects the cost of borrowing $250,000 from Lantern Advisors, LLC.  Approximately $311,000 of the $332,139 total is derived from the Convertible Promissory Note with Lantern.  Fortunately, we have fully repaid the entire $250,000 of the Lantern Note and do not expect such high interest expenses in the current fiscal year.  The remainder of interest costs, not related to the Lantern Promissory Note, came from interest on officer loans, capital lease, and vendor interest charges.

In addition to the above mentioned interest costs related to the Convertible Promissory Note with Lantern Advisors, LLC, we also recorded a loss on the change in fair value of derivatives and warrants related to the convertible debt of $63,708 for the year ended October 31, 2009 (see Note 8 of the financial statements for more details).

We also recorded income of $13,279 from our discontinued joint venture Marketplace Home Mortgage – Webdigs, LLC for the year ended October 31, 2009 compared to a loss of $9,064 for the year ended October 31, 2008.  We believe that mortgage brokerage still represents an opportunity for us sometime in the future.  Consumers who use our Webdigs buyer services often need mortgages.  We will likely revisit this segment within the next 12 to 18 months.

With the sale of our Marquest Financial, Inc. (Marquest) subsidiary, we recorded a gain of $297,412 in the year ended October 31, 2009 which was partially offset by operating expenses of $13,003. In total, we had income from discontinued operations of $284,409 for our most recent fiscal year.  In our prior year ended October 31, 2008, Marquest recorded a net loss of $187,928 from their operations.

Assets and Employees; Research and Development

Our primary assets are our websites and intellectual-property rights and the unique way in which we believe we offer our services, which are the foundation for our business. While we sold a small non-operating subsidiary in June 2009, we do not anticipate purchasing or selling any significant equipment or other assets in the near term.  We anticipate small increases in staffing in the information technology area and expect to add large numbers of non-employee independent real estate agents to represent our Webdigs and IggysHouse.com brands in the year ahead.  We expect that we will invest time, effort and expense in the continued enhancements of our two core websites (Webdigs.com and IggysHouse.com).  For our most recent fiscal year ended October 31, 2009, cash used in maintaining and developing our two main websites was under $100,000.  We will most likely significantly increase our cash outlay for web improvements in the upcoming fiscal year.

Liquidity and Capital Resources; Anticipated Financing Needs

For the year ended October 31, 2009, we cut our net operating loss from continuing operations by nearly 50% to $987,456.  These losses funded technology development, marketing and advertising, business development and other activities, as discussed above.  For the year ended October 31, 2008, our operating losses from continuing operations were $1,892,955.  In the most recent year ended October 31, 2009, we funded operating losses primarily through cash of $335,500 received from sales of our Webdigs common stock through private placements, cash proceeds of $226,000 through the issuance of convertible debentures, and $273,000 from a loan from our Chairman and CEO.  As of October 31, 2009, we had $36,023 of cash and cash equivalents, and current liabilities of $1,170,106.

On an aggregate level, we cut cash used in operations by 58% to $431,758 for the year ended October 31, 2009 as compared to $1,019,515 for the same period last year.  Offsetting the operating loss for the year ended October 31, 2009 were various non-cash expenses for depreciation, amortization, share-based compensation, debt discount, debt issuance cost amortization, unrealized losses on derivatives, and shares issued for vendor payment.  These non-cash items totaled $810,911.  For the year ended October 31, 2009, we were able to make progress on reducing balances owed to key vendors, thereby using $71,780 of cash for a reduction in accounts payable. This amount was offset by an increase in accrued expenses and other liabilities of $ 89,942.

Cash outflows from investing activities were $182,021 in the year ended October 31, 2009 compared to $18,216 for the same period last year.  Investments in the year ended October 31, 2009 included payments of $160,005 in connection with the purchase of Iggys House Inc. intangible assets, $22,080 used for web development of the Iggys House intangible assets, $5,000 used for the business acquisition of the MLSDirect.com, and proceeds of $5,064 from the dissolution of the Marketplace Home Mortgage – Webdigs joint venture.  For the year ended October 31, 2008, we invested $18,216 in computer and office equipment.

Financing activities provided $612,000 and $962,253 for the years ended October 31, 2009 and 2008, respectively. During the current fiscal year, we generated $335,500 from common stock issuances, compared to $960,159 for the same period last year.  The promissory note we issued in December 2008 resulted in net cash proceeds of $226,000 (after paying $4,000 in issuance costs and $20,000 in accrued legal fees).  A loan from our CEO provided $273,000 in cash during the fiscal year ended October 31, 2009.  In addition, an increase in officer payables provided $31,329 in cash compared to $9,676 provided in the year ended October 31, 2008.

Given our low cash position, our near term focus in fiscal 2010 continues to be to create positive operating cash flow from our web-assisted real estate brokerage  as well as our IggysHouse.com operations.    We strive in the current year to add revenues while holding expenses relatively flat.  We believe that our 25% year over year revenue growth is a positive sign and that the current fiscal year will produce more revenue as we add agents.    We acknowledge that our start-up of the IggysHouse.com website will not produce significant immediate cash flows and we will need additional financing to fund our operations in the current fiscal year ending October 31, 2010.  We believe that we will need to raise $300,000 to $500,000 in short term funding to cover our needs through October 31, 2010.  Coincident with our short term funding, we will start seeking an additional $5 to $6 million to fund expansion in the years ahead.   If we succeed in raising such amount, we believe that we would have sufficient capital to fund our operations and expansion plans indefinitely.

Certain vendors have been asking for past due payments in the past 12 months.  In those cases where we do not have an express agreement with vendors, it is possible that a vendor may demand payment or refuse to provide services that are critical to the ability of the Company to either continue to operate or to timely file  required reports with the SEC.  If any such risk materializes, it would likely decrease our likelihood of obtaining financing on terms acceptable to us, if at all.  In addition, if we fail to reach sales revenue objectives (for any reason, including due to continued poor real estate and credit market conditions beyond our control), additional financing may not be available on terms favorable to us, if at all.

If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of common stock, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other types of (typically preferred) equity instruments, then we may be subject to certain limitations in our operations.  Issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate these estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   Our significant estimates are 1) determining the life of our website and customer list intangible assets, 2) determining some of the inputs for our stock option fair value calculation and 3) assessing the valuation allowance for income taxes.

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

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  We have recorded a full valuation allowance for our net deferred tax assets as of October 31, 2009 and 2008 because realization of those assets is not reasonably assured.

We will recognize a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Share-Based Compensation. We account for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on fair values, net of estimated forfeitures.  Share-based compensation expense includes compensation cost for restricted stock awards and stock options.  We use the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Intangible Assets.  We have five types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized.  Amortization is on a straight-line method over the estimated three year useful life of the website.  We also have incurred costs for the IggysHouse.com website and those costs will be amortized over 2 years once development of the website is complete which was January 2010.

Customer Lists
We capitalize the fair value of pre-existing customer relationships acquired as part of business combinations and asset acquisitions.  Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over an estimated useful life of 2 to 3 years.

Non-Compete Agreements
The Company capitalizes the fair value of non-compete agreements at the inception of the agreement. Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the agreement’s estimated 2 year life.

Other
The Company capitalizes the fair value of website domain names and contractual relationships acquired through business combinations or asset acquisitions.  The Company  purchased 17 domain names and 17 contractual broker relationships in 17 states in May 2009 from theMLSDirect.com and expect to amortize the fair value of these names over a 2 year estimated useful life.

The Company last assessed impairment of intangible assets at October 31, 2009 and determined that there was no impairment.  The Company will retest for impairment again on October 31, 2010 or earlier if circumstances change in the future.

Commissions and Fees Receivable. Commissions and fees receivable are recorded at the amount the Company expects to collect on real estate transactions closed.  These receivables represent broker commission balances due the Company from investors/lenders or listing real estate brokers and usually are settled within 10-15 days after closing.

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

Segment Information
Historically, we have reported two strategic operating segments; (1) web-assisted real estate brokerage and (2) mortgage brokerage.  Due to the divestiture of Marquest Financial, Inc. and the dissolution of  Marketplace Home Mortgage – Webdigs, LLC in 2009, we have determined that the mortgage segment is no longer significant to our operations and therefore, we now report and operate our business as one strategic reporting segment.

Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) Subtopic 105 “Generally Accepted Accounting Principles,” which establishes the Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the codification. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company updated its historical U.S. GAAP references to comply with the codification effective at the beginning of its fiscal quarter ending October 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, since the codification is not intended to change U.S. GAAP.

In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, this guidance provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively.  The Company adopted this guidance as of July 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. We expect revenues in each quarter to be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing.    A typical real estate transaction has a 30 day lag between contract signing and closing of the transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEBDIGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Stockholders and Board of Directors
Webdigs, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Webdigs, Inc. as of October 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webdigs, Inc. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations since its inception on May 1, 2007.  This factor raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
January 29, 2010

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$36,023	$37,802
Commissions and fees receivable	9,449	12,467
Prepaid expenses and deposits	10,847	14,011
Other current assets	10,284	6,125

Total current assets	66,603	70,405

Investment in Marketplace Home Mortgage Webdigs, LLC	-	2,182

Office equipment and fixtures, net	30,678	30,202

Intangible assets, net	2,103,243	351,430

Total assets	$2,200,524	$454,219

The accompanying notes are an integral part of  these financial statements.

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

	October 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of capital lease obligations	$4,197	$3,828
Accounts payable	259,064	377,538
Accounts payable - minority stockholder	562,858	550,206
Due to officers	58,606	27,277
Convertible notes payable to officer/stockholder	173,000	-
Accrued expenses:
Professional fees	39,000	50,000
Payroll and commissions	53,207	32,269
Lease expense for vacated office space	-	55,913
Other	20,174	15,170

Total current liabilities	1,170,106	1,112,201

Long term liabilities:
Capital lease obligation, less current portion	6,233	10,431

Total liabilities	1,176,339	1,122,632

Stockholders' equity (deficit):
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 33,396,719 and 22,308,711 common shares issued and outstanding at October 31, 2009 and 2008, respectively.	33,397	22,309
Treasury stock - $.001 par value: 1,063,628 shares and 0 shares held in treasury as of October 31, 2009 and 2008, respectively	(265,907)	-
Additional paid-in capital	5,034,458	2,002,226
Accumulated deficit	(3,777,763)	(2,692,948)

Total stockholders' equity (deficit)	1,024,185	(668,413)

Total liabilities and stockholders' equity (deficit)	$2,200,524	$454,219

The accompanying notes are an integral part of  these financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	October 31,
	2009	2008

Revenue:
Gross revenues	$863,505	$739,031
Less: customer rebates and third-party agent commissions	(359,728)	(337,253)

Net revenues	503,777	401,778

Operating expenses:
Selling	666,025	1,453,551
General and administrative	632,198	693,066
Amortization of intangible assets	193,010	148,116

Total operating expenses	1,491,233	2,294,733

Operating loss from continuing operations	(987,456)	(1,892,955)

Other income (expense):

Equity in income (loss) from Marketplace Home Mortgage Webdigs, LLC	13,279	(9,064)
Interest expense	(332,139)	(285)
Loss on change in fair value of derivatives and warrants	(63,708)	-
Other income (expense)	800	-

Total other income (expense)	(381,768)	(9,349)

Loss from continuing operations before income taxes	(1,369,224)	(1,902,304)

Income tax provision	-	-

Loss from continuing operations	(1,369,224)	(1,902,304)

Income (loss) from discontinued operations of Marquest Financial, Inc. (including gain on disposal of $297,412 in 2009) net of applicable taxes of zero	284,409	(187,928)

Net loss	$(1,084,815)	$(2,090,232)

Net loss per common share - basic and diluted
Loss from continuing operations	(0.05)	(0.09)
Income (loss) from discontinued operations	0.01	(0.01)
Net loss	$(0.04)	$(0.10)

Weighted average common shares outstanding - basic and diluted	26,584,547	21,071,802

The accompanying notes are an integral part of  these financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended October 31, 2009 and 2008

						Total
	Common Stock			Additional		Stockholders'
	Shares	Amount	Treasury Stock	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balances, October 31, 2007	18,442,840	$18,443	$-	$832,488	$(602,716)	$248,215

Directors stock option compensation	-	-	-	46,237	-	46,237
Common stock issued for services	1,200	1	-	299	-	300
Shares issued in private placement offering, net of $1,141 for issuance costs	4,218,000	4,218	-	955,941	-	960,159
Compensation related to vesting of restricted common stock awards, net of forfeitures	(353,329)	(353)	-	167,261	-	166,908
Net loss	-	-	-	-	(2,090,232)	(2,090,232)
Balances, October 31, 2008	22,308,711	22,309	-	2,002,226	(2,692,948)	(668,413)

Directors stock option compensation	-	-	-	25,738	-	25,738
Common stock issued for services	273,244	273	-	91,616	-	91,889
Restricted shares issued as part of convertible promissory note with Lantern Advisors, LLC	200,000	200	-	19,800	-	20,000
Warrants issued as part of the amendment and extension of the convertible promissory note with Lantern Advisors	-	-	-	138,010	-	138,010
Conversion of derivative and warrant liability to additional paid in capital due to the amendment of the convertible promissory note with Lantern Advisors	-	-	-	191,291	-	191,291
Shares transferred from minority shareholder to consultant for services	-	-	-	40,000	-	40,000
Shares issued in private placement offerings	2,227,000	2,227	-	333,273	-	335,500
Partial conversion of note payable to officer/stockholder	909,091	909	-	99,091	-	100,000
Webdigs' common stock (1,063,628 shares) received in connection with the Marquest Financial, Inc. disposition	-	-	(265,907)	-	-	(265,907)
Shares issued to acquire Iggys House assets, (including 160,000 shares issued to Northland Securities for services in connection with the acquisition)	7,262,500	7,263	-	1,808,362	-	1,815,625
Shares issued to acquire theMLSDirect.com	100,000	100	-	46,900	-	47,000
Shares issued to officers (CEO and CFO) for accrued salary	157,143	157	-	54,843	-	55,000
Restricted shares issued to employee in lieu of cash compensation	50,000	50	-	12,450	-	12,500
Restricted shares issued to CEO as compensation for his personal guarantee of convertible promissory note	150,000	150	-	16,350	-	16,500
Compensation related to vesting of restricted common stock awards, net of forfeitures	(240,970)	(241)	-	154,508	-	154,267
Net loss	-	-		-	(1,084,815)	(1,084,815)

Balances, October 31, 2009	33,396,719	$33,397	$(265,907)	$5,034,458	$(3,777,763)	$1,024,185

The accompanying notes are an integral part of  these financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,084,815)	$(2,090,232)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	17,172	22,031
Issuance of stock warrants in connection with convertible debt agreement modification	138,010	-
Amortization of intangible assets	219,544	191,736
Amortization of convertible note payable discounts	147,583	-
Amortization of debt issuance costs	4,000	-
Loss on change in fair value of derivatives and warrants	63,708	-
Loss on disposal of fixed assets	-	580
Equity in the (income) loss of Marketplace Home Mortgage - Webdigs, LLC	(13,279)	9,064
Share-based compensation	209,005	213,145
Gain on sale of subsidiary (Marquest Financial, Inc.)	(297,412)	-
Common stock issued for services	11,889	300
Changes in operating assets and liabilities:
Commissions and fees receivable	3,018	(212)
Prepaid expenses and deposits	123,164	5,181
Other current assets	(4,159)	(6,125)
Accounts payable	(71,780)	278,957
Accounts payable - minority stockholder	12,652	275,793
Accrued expenses and other liabilities	89,942	80,267
Net cash flows used in operating activities	(431,758)	(1,019,515)

Cash flows from investing activities:
Purchase of equipment and intangible assets	(182,085)	(18,216)
Cash paid for business acquisition of theMLSDirect.com	(5,000)	-
Cash received upon dissolving the Marketplace Home Mortgage - Webdigs, LLC joint venture	5,064	-
Net cash flows used in investing activities	(182,021)	(18,216)

Cash flows from financing activities:
Proceeds from issuance of common stock	335,500	960,159
Proceeds from issuance of convertible debentures, net of debt issuance costs of $4,000 and unrelated accrued legal fees of $20,000	226,000	-
Principal payments on convertible note payable	(250,000)	-
Proceeds from issuance of convertible notes payable to officer/stockholder	273,000	-
Increase in due to officers	31,329	9,676
Principal payments on capital lease obligations	(3,829)	(7,582)
Net cash flows provided by financing activities	612,000	962,253

Net change in cash and cash equivalents	(1,779)	(75,478)

Cash and cash equivalents, beginning of period	37,802	113,280

Cash and cash equivalents, end of period	$36,023	$37,802

The accompanying notes are an integral part of  these financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	Years Ended
	October 31,
Supplemental Cash Flow information
Cash paid for interest	$22,152	$7,261

Supplemental Schedule of Non-cash Financing and Investing Activitires
Issuance of common stock to convertible debt holder as a discount on the debt	$20,000	$-

Conversion of note payable officer/stockholder	$100,000	$-

Discount on convertible debt due to detachable warrant and embedded conversion option	$127,583	$-

Accrued legal fees paid from convertible debenture proceeds	$20,000	$-

Related party contribution of Webdigs common stock to consultant for prepaid consulting fees	$40,000	$-

Common stock issued for prepaid consulting fees	$80,000	$-

Webdigs common stock received in connection with the divestiture of Marquest Financial, Inc.	$265,907	$-

Issuance of common stock to acquire Iggy's assets ($17,648 for computer hardware and $1,797,977 for intangible assets)	$1,815,625	$-

Issuance of common stock to acquire theMLSDirect.com	$47,000	$-

Conversion of accrued officer salary to common stock	$55,000	$-

Conversion of derivative and warrant liability to additonal paid in capital due to amendment of convertible promissory note with Lanter Advisors	$191,291	$-

The accompanying notes are an integral part of these financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

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

All of the Company’s real estate brokerage operations are operated under Webdigs, LLC. Our two main real estate brokerage brands are Webdigs and Iggys House.   Webdigs.com is a web-assisted real estate website and brokerage, offering a similar customer experience as a full service brokerage utilizing a discounted percentage fee structure for listing services to their selling customers and a graduated fee structure for their buying customers by rebating up to one-half of its broker commissions. IggysHouse.com is a web-assisted real-estate listing service which enables the customer to pay a monthly discounted fee to list their homes on their local real estate multiple listing service.

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2009 and 2008 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes wholly owned subsidiaries of Marquest Financial, Inc. (Marquest), Home Equity Advisors, LLC, and Credit Garage, LLC.  All significant intercompany accounts and transactions have been eliminated in the consolidation.  The investment of Marketplace Home Mortgage – Webdigs, LLC (49% ownership) is recorded on the equity method.  This unconsolidated joint venture was dissolved on October 26, 2009 (see Note 6).  In addition, the Company divested one of its subsidiaries, Marquest, on June 4, 2009 (see Note 5).  The net results from Marquest have been segregated for all periods presented in the statement of operations.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Debt Issuance Costs

The Company accounts for debt issuance costs and other debt discounts by amortizing the amounts using the effective interest method over the term of the related debt instrument.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, commissions and fees receivable, accounts payable, accrued expenses, notes payable and capital lease obligations.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents.

Commissions and Fees Receivable

Real estate commissions and fees receivable are recorded at the amount the Company expects to collect from real estate transactions closed.  These receivables represent broker commission balances due the Company from  clients or listing real estate brokerages and usually are settled within 10 to 15 days after closing.

The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables.  Historically, the Company has not experienced significant losses related to receivables from individual customers.  At October 31, 2009 and 2008, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

Intangible Assets

The Company has five types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized.  Amortization is on a straight-line method over the estimated three year useful life of the website.   The Company also has incurred costs for the IggysHouse.com website and those costs will be amortized over 2 years once development of the website is complete.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Customer Lists
The Company capitalizes the fair value of pre-existing customer relationships acquired as part of business combinations and asset acquisitions.  Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over an estimated useful life of 2 to 3 years.

Non-Compete Agreements
The Company capitalizes the fair value of non-compete agreements at the inception of the agreement. Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over the agreement’s estimated 2 year life.

Other
The Company capitalizes the fair value of website domain names and contractual relationships acquired through business combinations or asset acquisitions.  The Company  has purchased 17 domain names and 17 contractual broker relationships in 17 states in May 2009 from theMLSDirect.com and expect to amortize the fair value of these names over a 2 year estimated useful life.

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

Investment in Marketplace Home Mortgage – Webdigs, LLC

On August 1, 2008, the Company contributed non-cash assets into a joint venture created with Marketplace Home Mortgage, LLC for a 49% ownership interest (see Note 6). The Company accounts for its investment in the joint venture using the equity method. Accordingly, the Company records an increase in its investment for contributions to the joint venture and for its 49% share of any income of the joint venture, and a reduction in its investment for its 49% share of any losses of the joint venture or disbursements of profits from the joint venture.  On October 26, 2009, the Company and Marketplace Home Mortgage, LLC agreed to dissolve Marketplace Home Mortgage – Webdigs, LLC.  All remaining assets were distributed upon dissolution.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Segments

Historically, the Company has reported two strategic operating segments; (1) web-assisted real estate brokerage and (2) mortgage brokerage.  Due to the divestiture of Marquest Financial, Inc. and the dissolution of  Marketplace Home Mortgage – Webdigs, LLC in 2009, the Company has determined that the mortgage segment is no longer significant to its operations and therefore, now reports as one strategic reporting segment.

Impairment of Long-Lived Assets

The Company accounts for the impairment or disposal of  long-lived assets, such as website development costs, customer lists, non-compete agreements, website domain names, contractual agreements, furniture and equipment by reviewing for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company has assessed impairment of its long-lived assets, including intangible assets, at October 31, 2009 and has determined that there was no impairment.  The Company will retest for impairment again on October 31, 2010 or sooner if circumstances change.

Revenue Recognition

Real estate brokerage revenues are recognized at the closing of a real estate transaction.  Commissions and rebates due to third party real estate agents or clients are accrued at the time of closing and treated as an offset to gross revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended October 31, 2009 and 2008 , there were no adjustments to net loss to arrive at comprehensive loss.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Accounting for Convertible Debentures, Warrants and Derivative Instruments

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features.

The Company accounts for its embedded conversion features and freestanding warrants  that are settled in a company’s own stock to be designated as an equity instrument, asset, or a liability.  A contract designated as an asset or a liability is carried at fair value on a Company’s balance sheet, with any changes in fair value recorded in the results of operations.

The Company  accounts for certain warrants to purchase common stock and embedded conversion options as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in the statement of operations as “gain or loss on warrants and derivatives.  Contingent conversion features that reduce the conversion price of warrants and conversion features are included in the valuation of the warrants and the conversion features. The recognition of the fair value of derivative liabilities (i.e. warrants and embedded conversion options) at the date of issuance is applied first to the debt proceeds.  The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument.  This discount is amortized over the life of the debt instrument using the effective interest method.  A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2009 and 2008 because realization of those assets is not reasonably assured.

The Company will recognize a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized for the years ended October 31, 2009 and 2008  includes compensation cost for restricted stock awards and stock options.  The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Advertising

The Company expenses advertising costs as incurred.  Advertising expense amounted to $88,312 and $523,572 for the years ended October 31, 2009 and 2008, respectively.

Concentrations, Risks and Uncertainties

Instability of the Housing Sector in the Company’s Regional Markets:

The Company’s operations are concentrated within the real estate brokerage industry in Minnesota and Florida and its prospects for success are tied indirectly to interest rates and the general housing and business climates in these regions.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) Subtopic 105 “Generally Accepted Accounting Principles,” which establishes the Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the codification. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company updated its historical U.S. GAAP references to comply with the codification effective at the beginning of its fiscal quarter ending October 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, since the codification is not intended to change U.S. GAAP.

In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, this guidance provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted this guidance as of July 31, 2009.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

2	GOING CONCERN

The Company has incurred significant operating losses for the years ended October 31, 2009 and 2008.  At October 31, 2009, the Company reports a negative working capital position of $1,103,503, and an accumulated deficit of $3,777,763.    It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock and debt through private placements.  Although we intend to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.  The Company began reducing operating expenditures during the year ended October 31, 2008 and continued with further expense reductions in the year ended October 31, 2009.  The Company expects to increase revenues through its existing Webdigs.com customer base and the addition of potential revenue from its Iggyshouse.com website in the upcoming fiscal year.

3	FIXED ASSETS AND INTANGIBLE ASSETS

On June 12, 2009, the Company entered into an Asset Purchase Agreement with Iggys House, Inc. (Iggys House) to acquire selected assets of Iggys House in consideration of $150,000 in cash and the issuance of 7,262,500 shares of Webdigs common stock to the former owners of Iggys House.  Iggys House is a dormant entity that previously had operated as a web-assisted real estate brokerage in 38 states.  The transaction was determined not to be a business combination and therefore was accounted for as an asset purchase.  In connection with this transaction, the Company incurred legal costs of $10,005.

The Company calculated total consideration given for the asset purchase at $1,975,630 using a per share fair value of $0.25 for the 7,262,500 ($1,815,625) issued as part of the transaction, the $150,000 in cash paid, and legal costs of $10,005.  The Company allocated     the fair value of the purchase consistent with Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures.  The fair values of the assets acquired were valued internally by the Company based upon numerous methods including discounted cash flows, annualized revenues and original costs. The allocated fair values for the asset purchase are as follows:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Asset Allocation	Fair Value

Fixed Assets:
Computer hardware	$17,648

Intangible Assets:
Website Software	1,336,041
Customer lists	355,922
Non-compete agreements	266,019

Subtotal intangible assets	1,957,982

Total asset purchase allocation	$1,975,630

At October 31, 2009 and 2008, the Company’s fixed assets are as follows:

	October 31, 2009			October 31, 2008
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Fixed Assets
Furniture and Fixtures	$9,981	$(4,791)	$5,190	$9,981	$(475)	$9,506
Computer hardware	50,972	(25,484)	25,488	33,324	(12,628)	20,696

Total Fixed Assets	$60,953	$(30,275)	$30,678	$43,305	$(13,103)	$30,202

Depreciation expense amounted to $17,172 and $22,031 for the years ended October 31, 2009 and 2008, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

At October 31, 2009 and 2008, the Company’s intangible assets are as follows:

	October 31, 2009			October 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable assets with determinable lives:
Website Software	$1,771,637	$(287,164)	$1,484,473	$413,516	$(149,325)	$264,191
Customer lists	355,922	-	355,922	130,859	(43,620)	87,239
Non-compete agreements	266,019	(44,336)	221,683	-	-	-
Other	52,000	(10,835)	41,165	-	-	-
Total Intangible Assets	$2,445,578	$(342,335)	$2,103,243	$544,375	$(192,945)	$351,430

Amortization expense amounted to $219,544 and $191,736 for the years ended October 31, 2009 and 2008, respectively.  Except for the non-compete agreements, intangible assets acquired from Iggys House will begin to amortize once the website is launched in January 2010.

The estimated remaining amortization expense is as follows:

Years ending October 31,
2010	$999,540
2011	960,856
2012	142,847

$2,103,243

The future amortization expense is an estimate.  Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairments, accelerated amortization or other events.

4	ACQUISITION

The following acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired based on the estimated fair values determined by the Company’s management based upon information currently available and on current assumptions as to future operations.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

The Company acquired the intangible assets, including a series of exclusive website domain names and operations from the owners of theMLSDirect.com on May 13, 2009.  The Company gave consideration consisting of $5,000 in cash and 100,000 shares of restricted common stock to complete the transaction.  The share issuance was valued at $0.47 per common share based upon the quoted OTC Bulletin Board price on the date of closing for a total share value of $47,000. The business operations of theMLSDirect.com have been integrated into the existing Webdigs, LLC operating entity.

The total purchase consideration of $52,000 was allocated to the acquired identifiable intangible assets, based on their estimated fair values at the acquisition date. The Company used internally estimated replacement costs to determine the fair values of the assets acquired.  The estimated allocation of the purchase consideration was as follows:

Allocation of Consideration	Value

Network of affiliate real estate brokers in 17 states	$27,000
Website domain names	25,000

Total consideration paid	$52,000

5	DISCONTINUED OPERATIONS

On June 4, 2009, the Company sold its 100% equity interest in Marquest Financial, Inc., a non-operating entity which, until August 2008, had been the Company’s principal mortgage brokerage operation, back to its former owner and founder.  In August 2008, the Company had entered into a joint venture with Marketplace Home Mortgage, LLC forming Marketplace Home Mortgage – Webdigs, LLC, and thus, there has been limited current activity within Marquest Financial, Inc.

Marquest was sold back to its founder, Mr. Edward Graca for 1,063,628 shares of the Company’s common stock which was fair valued at $0.25 per share which took into account the large number of shares involved compared to the average trading volume.  The shares had a total value of $265,907 and the net carrying value of the Marquest entity was a negative $31,505 at the date of closing.  Accordingly, the transaction resulted in a gain of $297,412.  The shares received by the Company were the shares provided to Mr. Graca back when it was originally purchased from him in October 2007 and included shares earned through a stock compensation arrangement.  As of the closing date, there were 240,970 shares of unvested common stock remaining under this compensation arrangement and those were forfeited as part of this transaction.  The shares returned in this divestiture were retained by the Company as treasury stock.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

A summarized statement of operations for the discontinued operations follows:

Discontinued Operations
	2009	2008

Net revenue	$-	$481,010
Operating expenses	(13,003)	(661,657)
Other income (expense)		(7,281)

Operating loss	(13,003)	(187,928)

Income taxes	-	-

Net operating loss	(13,003)	(187,928)

Gain on divestiture	297,412	-

Total income (loss) related to Marquest	$284,409	$(187,928)

Assets and liabilities of the discontinued operations as assumed by the buyer are as follows:

		October 31,
Marquest Financial, Inc.	June 4, 2009	2008

Assets

Intangible assets, customer list, net	$60,704	$87,239
Other assets	-	4,796
Total assets	$60,704	$92,035

Liabilities

Accounts payable	$30,996	$54,958
Accrued expenses	55,913	58,050
Taxes payable	5,300	5,300

Total liabilities	$92,209	$118,308

Net carrying value	$(31,505)	$(26,273)

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

6	INVESTMENT IN MARKETPLACE HOME MORTGAGE – WEBDIGS, LLC

On August 1, 2008, the Company entered into a joint venture arrangement with Marketplace Home Mortgage, LLC whereby they created a new joint venture entity called Marketplace Home Mortgage – Webdigs, LLC.  The Company contributed assets with a net book value totaling $34,804 less transferred liabilities of $23,558 for a 49% ownership stake in the joint venture, and Marketplace Home Mortgage, LLC contributed cash totaling $23,039 for 51% ownership.  The assets and liabilities contributed came entirely from the Company’s mortgage brokerage subsidiaries; Marquest Financial, Inc. and Home Equity Advisors, LLC.  The joint venture ceased operations on July 31, 2009 and on October 26, 2009, the Company and Marketplace Home Mortgage, LLC dissolved their joint venture.  At dissolution on October 26, 2009, the Company’s total investment in Marketplace Home Mortgage Webdigs – LLC was $21,084.  Upon dissolution, the Company received cash proceeds of $5,064 and was relieved of $10,397 in payables due to Marketplace Home Mortgage, LLC resulting in a dissolution loss on investment in Marketplace Home Mortgage – Webdigs, LLC of $5,623.

Net non-cash assets and liabilities contributed by the Company to the joint venture were as follows:

Original Book Value

Fixed assets	$21,102
Customer list	13,702
Capital lease obligations	(23,558)

Net investment in joint venture	$11,246

Summarized financial information for this joint venture at October 31, 2009 and 2008 and for the period from November 1, 2008 to termination (October 26, 2009) and period from inception (August 1, 2008) to October 31, 2008 is as follows:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Summary Balance Sheet

	2009 (1)	2008

Current assets	$-	$18,850
Other assets	-	22,136
Current liabilities	-	(15,859)

Net equity	$-	$25,127

The Company's share in the equity in Marketplace Home Mortgage - Webdigs, LLC (49%)	$-	$12,312
Less: Deferred gain on excess of fair value received over net book value of assets contributed to Marketplace Home Mortgage - Webdigs, LLC (2)	-	(10,130)

Investment in Marketplace Home Mortgage - Webdigs, LLC at October 31, 2009 and 2008, respectively	$-	$2,182

(1)	At October 26, 2009, the Company and Marketplace Home Mortgage, LLC agreed to dissolve Marketplace Home Mortgage – Webdigs, LLC. All remaining assets were distributed upon dissolution.

(2)
At October 31, 2008, the Company’s share of the underlying net assets of Marketplace Home Mortgage – Webdigs, LLC exceeded its investment by $10,130.  The excess, which relates to office equipment, was being amortized into income over the estimated remaining life of the respective asset.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Summary Statement of Operations

	2009	2008

Revenue	$246,413	$102,768
Operating expenses	(212,491)	(121,933)

Operating income	33,922	(19,165)

Other expense	-	(883)

Net income (loss)	$33,922	$(20,048)

The Company's share in the income (loss) of Marketplace Home Mortgage Webdigs, LLC (49%)	$16,622	$(9,824)
Amortization of deferred gain on transfer of non-cash assets at book value	2,280	760
Loss on dissolution of equity in Marketplace Home Mortgage - Webdigs, LLC	(5,623)	-

Net equity in the income (loss) of Marketplace Home Mortgage - Webdigs, LLC	$13,279	$(9,064)

7	CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease covering office equipment that expires in February, 2012.  Future minimum lease payments including interest required under this lease are as follows:

Years ending October 31,
2010	$4,987
2011	4,987
2012	1,663
Total	11,637
Less: amount representing interest	(1,207)
Net capital lease obligation	10,430
Less: current portion	(4,197)

Long-term obligations under capital lease	$6,233

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

8	CONVERTIBLE NOTE PAYABLE – THIRD PARTY

On December 12, 2008, the Company entered into a $250,000 convertible/promissory note (the Note) with Lantern Advisers, LLC (“Lantern”). The Note contained a simple interest rate of 12% per annum with $2,500 (1%) payable to the lender on a monthly basis.  The Note proceeds were reduced by issuance and legal costs of $24,000 to arrive at net proceeds of $226,000.  The Note terms required repayment on or before September 30, 2009. Company executive officers and managers pledged as collateral 4,510,910 shares of the Company’s common stock which would have been awarded to Lantern in the event of non-fulfillment of the terms of the Note.  The Company’s Chairman and CEO also provided a personal guaranty for the entire amount of the Note.  The Company’s board of directors awarded the CEO 150,000 shares of restricted common stock valued at $16,500 as compensation for his personal guaranty.

In connection with the Note, the Company issued Lantern 200,000 shares of common stock valued at $0.10 per share.  The share price of $.10 per share was based on the most recent share price at which the Company had sold shares for cash to accredited investors (prior to the listing of the Company’s stock on the OTC bulletin board on December 19, 2008).  The issuance of these shares was recorded as a discount to the Note and was recognized over the term of the Note using the effective interest method.

As additional consideration for the Note, the Company issued Lantern a three-year detachable warrant expiring December 11, 2011 to purchase up to 200,000 shares of its common stock at an exercise price of $0.30 per share (the “Warrant”) which was calculated to have a fair market value of $1,651 at the time of issuance. The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the warrants issued. The following assumptions were used to estimate the fair market value of the warrant: risk free interest rate of 1.1%; expected life of 1.5 years; no expected dividends, and volatility of 74%.  The expected life of the Warrant was determined using management’s estimate.  The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the warrants valued. The Company’s volatility is based on the historical volatility of publicly traded companies with similar business and risk characteristics of the Company.  The expense for the warrant was recorded as a discount to the Note and was recognized over the term of the Note using the effective interest method.

In addition to the above conditions, under the original agreement date of December 12, 2008, the Note would have been convertible at the option of Lantern at any time into shares of the Company's common stock at a price equal to 75% of the lowest bid price of the 5 days preceding conversion of the Note.  On December 12, 2008, this conversion feature would have converted into 3,333,333 common shares of the Company’s stock at a conversion price of $.075 per share.  Due to a lack of a floor price for the conversion option, the conversion feature and warrant of the Note are considered embedded derivatives requiring bifurcation from the debt host and they are included in the balance sheet as liabilities at fair value.  The embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations.   The fair value of the derivatives embedded in the note on December 12, 2008 was $125,932.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

On May 14, 2009, the Note was amended.  The revisions to the promissory note eliminated the optional conversion feature. As consideration for the elimination of the conversion feature, the Company issued Lantern Advisers a warrant to purchase up to 300,000 shares of Webdigs common stock at $0.01 per share on or before December 12, 2009.  Using the Black-Scholes pricing model, these warrants had a fair value of $138,010 which was immediately recorded as interest expense.  Other than as described above, there were no other changes to the terms of the promissory note.

In connection with the above-described revision to the promissory note, the Company paid Lantern Advisers $100,000 in principal under the promissory note on May 14, 2009, thereby reducing the outstanding principal amount to $150,000. This remaining $150,000 in principal was repaid to Lantern Advisers on September 30, 2009.

Because the optional conversion feature was eliminated from the promissory note as part of the May 14, 2009 loan modification, the derivative elements of this debt transaction are no longer considered to be a financial derivative.  Therefore, the fair value of the conversion feature and embedded warrant as of May 14, 2009, which had a total liability value of $191,291, was reclassified to additional paid in capital during the three month period ended July 31, 2009.

In total, the Company recorded $311,340 in interest expense and $63,708 in loss on the change in fair value of derivatives from the note for the year ended October 31, 2009.

The following table summarizes the convertible note for the year ended October 31, 2009:

Original gross proceeds received December 12, 2008	$250,000
Less: Debt discount arising from issuance of common stock	(20,000)
Net proceeds prior to paying transaction costs	230,000
Less: Fair value assigned to conversion feature and detachable warrants	(127,583)
Net balance on December 12, 2008	102,417
Amortization of debt discount for warrants, common stock, and conversion feature	147,583
Principal payment in May 2009	(100,000)
Principal payment in September 2009	(150,000)
Balance on October 31, 2009	$-

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

9	FAIR VALUE MEASUREMENT

Effective November 1, 2008, the Company adopted the methods of measuring fair value described in ASC 820, Fair Value Measurements and Disclosures.  As defined in ASC 820, value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For the year ended October 31, 2009, using level 2 inputs, the Company adjusted its derivative liabilities throughout the fiscal year and recorded a loss of $63,708 for changes in fair value to the derivatives and warrants in the consolidated statement of operations.  There were no outstanding derivatives balances at October 31, 2009.

10	INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities.  Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

The provision (benefit) for income taxes consists of the following for the years ended October 31, 2009 and 2008:

	2009	2008

Current	$-	$-
Deferred	(370,000)	(755,000)

Subtotal	(370,000)	(755,000)

Valuation allowance	370,000	755,000

Provision for Income taxes	$-	$-

The provision for income taxes varies from the statutory rate applied to the total loss as follows for the years ended October 31, 2009 and 2008:

	2009	2008

Federal income tax benefit at statutory rate (34%)	$(369,000)	$(710,000)
State tax benefit, net of federal	(65,000)	(125,000)

Nondeductible expenses	64,000	80,000

Current valuation allowance	370,000	755,000

Provision for income taxes	$-	$-

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Significant components of the Company’s estimated deferred tax balances consist of the following at October 31, 2009 and 2008:

	2009	2008

Deferred tax assets (liabilities)
Net operating loss carryforwards	$1,076,000	755,000
Accrued expenses	35,000	56,000
Share-based compensation	33,000	18,000
Other	-	1,000
Depreciation	2,000	(1,000)
Amortization	19,000	(34,000)

Net deferred tax assets	1,165,000	795,000
Valuation allowance	(1,165,000)	(795,000)

Net deferred tax assets	$-	$-

Valuation allowances of $1,165,000 and $755,000 have been provided for deferred income tax assets for which realization is uncertain as of October 31, 2009 and 2008.

The Company has a total net operating loss carryforward of approximately $2,690,000 which expires beginning in 2028 through 2029.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized.  The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

Under the Internal Revenue Code Section 382 (IRC 382), certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

The Company had no uncertain tax positions as of October 31, 2009 and 2008.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

The Company did not have any material unrecognized tax benefits as of October 31, 2009 and 2008. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the years ended October 31, 2009 and 2008 and had no accrued interest and penalties as of October 31, 2009 and 2008. The Company is subject to U.S. federal tax examinations by tax authorities for all tax years since inception (May 1, 2007). The Company is open to state tax audits until the applicable statute of limitations expires.

11	SHARE-BASED COMPENSATION

Stock Options

In May 2008, the Board of Directors approved the issuance of incentive stock options totaling 600,000 shares to its non-employee directors.  The exercise price of the options to purchase common stock was at the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to 2 years.  There are no vesting provisions tied to performance conditions for any outstanding options.  Vesting for all outstanding options is based solely on continued service as a director of the Company and vest one-half on the grant date and one-quarter on each of the next two yearly anniversaries of the grant.  Options to purchase shares expire not later than five years after the grant of the option.  An additional 200,000 options were granted to a new director on October 31, 2009 under the same 2 year vesting period.

In October 2009, the Board of Directors approved the issuance of 200,000 non-qualified stock options to an employee of the Company.  The options were issued on October 31, 2009 and shall vest annually (50,000 options each) on each of the four anniversary dates of the granting of the options.  The exercise price of the shares purchased under these options shall be $0.25 per share.  The options will expire five years after the original grant date.

The Company recognizes compensation expense for the stock options over the requisite service period for vesting of the award.  Total stock-option based compensation expense included in the Company's consolidated statements of operations for the years ended October 31, 2009 and 2008 was $25,738 and $46,237 respectively.  This expense is included in general and administrative expense.  The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the year ended October 31, 2009.  As of October 31, 2009, the Company has $20,271 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted average period of 1.35 years.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

The fair value of each option grant was estimated as of the date of the grant using the Black-Scholes pricing model.  The resulting compensation expense is amortized on a straight line basis over the vesting period of the grant.  The expected term of the options granted is determined utilizing an average of public company proxies with similar grants as the Company does not have sufficient option exercise history from its employees/directors. Likewise, as the Company has only limited public trading history, the expected volatility rate used is also determined from an average of public company proxies in the same industry and business operations as the Company.  The risk-free interest rate is based on US Treasury yield curve in effect at the time of the grant.

Expected pre-vesting option forfeitures are estimated to be zero based on the small population of the individuals who have options, and the nature of the positions held by those individuals.

The assumptions used in the Black-Scholes-Merton model and the weighted average fair value of options granted during the years ended October 31, 2009 and 2008 are set forth in the table below:

	2009	2008

Expected term	2.8 - 3.6 years	2.9 years
Expected volatility	74.0%	74.0%
Risk-free interest rate	2.4 - 3.1%	3.1%
Dividend yield	-	-
Weighted-average fair value of options granted	$0.05	$0.12

The following is a summary of stock option activity for the year ended October 31, 2009:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at October 31, 2008	600,000	$0.25	$—	3.5
Granted	400,000	0.25	—	5.0
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at October 31, 2009	1,000,000	$0.25	$0.00	4.1

Exercisable at October 31, 2009	600,000	$0.25	$0.00	3.75

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

The aggregate intrinsic value in the table above represents the difference between the closing stock price on October 31, 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on October 31, 2009.  There were no options exercised during the year ended October 31, 2009.

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

In June 2009, the Company granted a new employee 50,000 shares of time-based restricted common stock.  As a condition of the award, the employee must be employed with the Company throughout the six month vesting period ending in December, 2009.  The total award was valued at $12,500 (or $0.25 per share).

The Company recorded $166,767 and $166,908 of stock compensation expense in the consolidated statement of operations related to vested shares (restricted stock) for the years ended October 31, 2009 and 2008, respectively.

A summary of the status of non-vested shares and changes as of October 31, 2009 is set forth below:

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

	Restricted	Unearned
	Shares	Compensation

Outstanding, October 31, 2007	4,686,904	$365,398
Granted	-	-
Vested	(2,392,762)	(166,908)
Forfeited/canceled	(353,329)	-

Outstanding, October 31, 2008	1,940,813	198,490
Granted	50,000	12,500
Vested	(1,737,343)	(166,767)
Forfeited/canceled	(240,970)	(41,098)

Outstanding, October 31, 2009	12,500	$3,125

The remaining 12,500 shares and associated unearned compensation of $3,125 will all vest in the first quarter fiscal 2010.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Stock Warrants

The Company issued 300,000 warrants to a third party as consideration for the elimination of the conversion feature in the promissory note agreement entered into on December 12, 2008 (see Note 8). The warrant holders have the right to purchase up to 300,000 shares of Webdigs common stock at $0.01 per share on or before December 12, 2009.

The following is a summary of stock warrant activity for the year ended October 31, 2009.

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Warrants	Exercise Price	Value	Term (years)

Outstanding at October 31, 2008	-	-
Granted	500,000	$0.13
Exercised	-	-
Forfeited or expired	-	-

Outstanding at October 31, 2009	500,000	$0.13	$36,000	0.925

Exercisable at October 31, 2009	500,000	$0.13	$36,000	0.925

12	SHAREHOLDERS EQUITY

2009 Activity
On September 30, 2009, the Company issued 44,444 of common shares to a third party for $4,889 or $0.11 per share, the trading price of the Company’s stock at that time, for advertising services performed for the Company.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

On September 29, 2009, the Company’s Chairman and CEO converted $100,000 of a loan he previously made to the Company for 909,091 common shares valued at $0.11 per share per the terms of the note agreement. He was also granted 150,000 common shares at a per share price of $0.11 for a total value of $16,500 as compensation for the personal guarantee he provided for Webdigs on the $250,000 convertible note agreement the Company entered into on December 12, 2008 (see Note 8).

On July 7, 2009, the Company sold 100,000 common shares to a third-party accredited investor for $10,000 ($0.10 per share) in cash proceeds.

On June 12, 2009, the Company issued 50,000 restricted common shares to an employee of the Company at a value of $12,500 or $0.25 per share, the trading value of the Company’s stock at that time, as part of their employment agreement. These shares have a 6 month vesting term (see Note 11).

On June 12, 2009, the Company also issued 7,102,500 shares to Iggys House Inc. for the acquisition of all of its assets for a total value of $1,775,625 ($0.25 per share). The Company also issued 160,000 shares to a securities brokerage for services provided in connection with the Iggys House asset acquisition for a value of $40,000 ($0.25 per share).

On June 12, 2009, in connection with the Iggy’s asset purchase, the Company sold 375,000 common shares of stock to accredited 3rd party and affiliated investors for $150,000 ($0.40 per share). For every share of stock issued, 2.2 shares of Webdigs stock received by Iggys House were transferred to these investors for a net private placement price of $0.125 per share. Included in the 375,000 shares purchased, the Company’s Chairman and CEO purchased 43,750 shares and an outside director an additional 43,750 shares.

On May 18, 2009, the Company’s CEO converted $50,000 of his accrued but unpaid compensation owed to him by the Company into shares of common stock at a per-share price of $0.35, receiving 142,857 shares. The Company’s CFO also converted $5,000 of his accrued but unpaid compensation into shares of common stock at the same price, receiving 14,286 shares.

On May 14, 2009, the Company issued 1,750,000 common shares in a private placement transaction all at a per-share price of $0.10. Of these shares, the CEO purchased 500,000 shares for $50,000 in cash proceeds. Two other unrelated third party accredited investors participated in the transaction and together received the remaining 1,250,000 shares sold in the transaction for cash proceeds of $125,000.

On May 13, 2009, the Company issued 100,000 common shares to a third-party accredited investor at a value of $47,000 ($0.47 per share). These shares were issued in connection with the acquisition of the MLSDirect.com business.

On January 12, 2009, the Company sold 2,000 common shares to a third-party accredited investor for $500 ($0.25 per share) in cash proceeds.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

On January 2, 2009, the Company issued 200,000 common shares to two consultants at a value of $80,000 ($0.40 per share), the trading value of the Company’s stock at that time, for prepaid consulting services.

On December 12, 2008, the Company issued 200,000 common shares to an investment company as issuance costs in connection with the $250,000 convertible note payable at a value of $20,000 or $0.10 per share. The $0.10 represents the most recent price received for cash sales of shares which occurred prior to December 12, 2008.

On November 15, 2008, the Company issued 28,800 common shares to a consultant for a total value of $7,000 ($0.243 per share), for consulting services performed for the Company.

2008 Activity
During October 2008, the Company issued 1,200 common shares for $300 ($0.25 per share, fair value of the Company’s common stock at that time) in consulting services performed for the Company.

On August 18, 2008, the Company sold 260,000 common shares to a third-party accredited investor for $46,800 ($0.18 per share) in cash proceeds.

During the period from August 1, 2008 to October 31, 2008, the Company sold 92,000 common shares to accredited investors for $23,000 ($0.25 per share) in cash proceeds. During that same period, the Company sold 500,000 common shares to a third-party accredited investor for $48,859 net of legal costs ($0.10 per share) in cash proceeds.

During the period from May 1, 2008 to July 31, 2008, the Company sold 60,000 common shares of common stock to accredited investors for $15,000 ($0.25 per share) in cash proceeds.

During the period from February 1, 2008 to April 30, 2008, the Company sold 2,230,000 shares of common stock to accredited investors for $557,500 ($0.25 per share) in cash proceeds.

During the period from November 1, 2007 to January 31, 2008, the Company sold 1,076,000 shares of common stock to accredited investors for $269,000 ($0.25 per share) in cash proceeds.

13	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $562,858 and $550,206 at October 31, 2009 and 2008, respectively. The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at October 31, 2009. For the years ended October 31, 2009 and 2008, the Company incurred $152,652 and $606,674 in services and rent from this related party, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

Included in the $152,652 and $606,674 are $42,000 and $36,000, respectively, in office rent expense for the Company for the years ended October 31, 2009 and 2008. The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis.

Due to Officers

As of October 31, 2009 and 2008, the Company was indebted to its officers for amounts totaling $58,606 and $27,277, respectively, for business expenses and consulting services. All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

During the fiscal year ended October 31, 2009, the Company borrowed a total of $273,000 from its CEO at an annual interest rate of 12%. The note is convertible into the Company’s common stock at $0.11 per share at any time. There was no beneficial conversion feature because the Company’s stock price was trading at $0.11 at the time. The CEO converted $100,000 of the note prior to year end and thus the remaining balance was $173,000 at October 31, 2009. For the fiscal year ended October 31, 2009, the Company incurred $1,416 of interest expense in connection with this note.

14	BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended October 31, 2009 and 2008, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

	2009	2008

Basic earnings per share calculation:
Net loss from continuing operations	$(1,369,224)	$(1,902,304)
Net income (loss) from discontinued operations	284,409	(187,928)
Net loss	$(1,084,815)	$(2,090,232)

Weighted average of common shares outstanding	26,584,547	21,071,802

Net loss per share - basic
Loss from continuing operations	$(0.05)	$(0.09)
Income (loss) from discontinued operations	0.01	(0.01)
Net loss per basic share	$(0.04)	$(0.10)

Diluted earnings per share calculation:

Net loss from continuing operations	$(1,369,224)	$(1,902,304)
Net income (loss) from discontinued operations	284,409	(187,928)
Net loss	$(1,084,815)	$(2,090,232)

Weighted average of common shares outstanding	26,584,547	21,071,802
Stock options (1)	-	-
Stock warrants (2)	-	-
Convertible notes payable - officer/stockholder (3)	-	-

Diluted weighted average common shares outstanding	26,584,547	21,071,802

Net loss per common share - diluted
Loss from continuing operations	$(0.05)	$(0.09)
Income (loss) from discontinued operations	0.01	(0.01)
Net loss per diluted share	$(0.04)	$(0.10)

(1)
The dilutive effect of stock options in the above table excludes 1,000,000 and 600,000 of underlying options for the years ended October 31, 2009 and 2008, respectively, as they would be anti-dilutive to our net loss for those years.

(2)
The dilutive effect of stock warrants in the above table excludes 500,000 and zero of underlying warrants for the years ended October 31, 2009 and 2008, respectively, as they would be anti-dilutive to our net loss for those years.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2009 and 2008

(3)	The dilutive effect of potential convertible notes equivalent to 1,572,727 shares for the year ended October 31, 2009 have been excluded as they would be anti-dilutive to our net loss for the year.

15	OPERATING LEASE COMMITMENTS

The Company conducts its Iggys House operations in a leased facility at 1121 East Commercial Boulevard, Suite 47, Oakland Park, Florida, under an operating lease on a month-to-month basis. Monthly base rent expense for this lease is $300 per month. The Company maintains no other operating lease commitments.

16	SUBSEQUENT EVENTS

Loan from Related Party

During the period from November 1, 2009 to January 29, 2009 the Company’s Chairman and Chief Executive Officer loaned the Company an additional $200,000, bringing the total principal amount due him to $373,000. Interest on the loan is being accrued at a simple interest at a rate of 1% per month. The CEO receives no additional consideration for the loan.

The Company has evaluated all subsequent events through January 29, 2010, the date the financial statements were available to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”))) as of October 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report On Internal Control Over Financial Reporting

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Annual Report on Form 10-K were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of October 31, 2009, we have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (GAAP).
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management has re-evaluated the control deficiencies identified in the prior fiscal year.

Here is an update to the control deficiencies identified last year.

(1)
Last year, we identified the lack of an audit committee as a control weakness.   During the 12 months ended October 31, 2009, we have created an audit committee comprised of two directors with prior experience as Chief Financial Officers. One of the directors led the finance team in an SEC Reporting entity; the other was CFO and Vice Chairman in a privately held multi-national company with annual revenues in excess of $70 billion.  Our audit committee chair has been involved in the annual year-end audit and reporting process.  We will further increase the role of the audit committee in our upcoming fiscal year in 2010.

(2)
Last year we recognized our small size and single person financial department as a weakness that prohibited segregation of duties.   In September 2009, we added a second full-time professional accountant to the accounting team.  She has an undergraduate college degree and prior experience in SEC reporting with a NYSE listed company.

(3)
Last year, there were numerous GAAP adjustments made to our year-end financial statements.  While we have improved this year, we have had some adjustments made to our interim financials, particularly related to accounting for financial derivatives and discontinued operations.  We have not had significant adjustments made at the year-end for the fiscal year ended October 31, 2009 and will continue to strive towards further improvements in the current year.

Despite the significant improvements in our control deficiencies as compared to last year, we still conclude that, as of October 31, 2009, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.  We intend to further improve our internal controls in our current fiscal year and add additional measures to further mitigate our material internal control weaknesses as the Company grows.  Our audit committee will become more engaged in the financial reporting process in the current fiscal year, and our new staff accountant will help support the implementation of stronger internal controls.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.   Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Other than the steps we have taken mentioned above, there were no additional changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2009 have not been fully remediated.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Key Employees

Our Board of Directors and management team includes:

Name	Age	Position(s)	Independent Director
Robert A. Buntz, Jr.	58	Director (Chairman), Chief Executive Officer and President	No
Joseph Fox	43	Director	No
Robert L. Lumpkins	65	Director	Yes
Thomas Meckey	33	Director, Vice President of Operations	No
Donald Miller	69	Director	Yes
Steven Sjoblad	59	Director	Yes
Edward Wicker	50	Chief Financial Officer	N/A

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

Joseph Fox was appointed as a director of the Company on July 7, 2009.  Back in the mid 1990s, Mr. Fox identified the internet as a tool that would level the playing field for consumers in the stock brokerage industry.  He, along with brother Avi, created Web Street Securities, a highly successful on-line investment brokerage company.  Web Street became a publicly traded company in 1999 before merging with E*Trade Financial Group in 2001.  In 2005, Mr. Fox’s desire to leverage the internet to empower consumers in their financial decision making process resulted in the forming of Iggys House Realty, Inc. (Iggys House and Buyside Realty), where he served as Chairman and Chief Executive Officer.  Iggy's goal was to capture the power of the internet to facilitate consumers to manage their own real estate sales and purchases, thereby saving themselves thousands of dollars on commissions on their transactions.  Iggys’ web-assisted real estate brokerage operated in 38 states within 2 years of its startup.

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

Donald Miller was appointed as a director of the Company on July 7, 2009.  Mr. Miller worked almost forty years at Schwan's Inc, primarily as CFO.  During his tenure, Schwan's grew from a small local home-delivery dairy service to a multi-billion dollar consumer packaged goods giant.  Throughout his employment, he was involved in all of the acquisitions and divestitures of the company.  He currently serves as chairman of the finance committee at Schwan's, as well as serving on the audit and risk committees.  He is also Chairman of the Board of Multiband Corp. In 2008, Mr. Miller was appointed to the Board of Directors of FoodShacks, Inc.

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

Edward Wicker has served as the Chief Financial Officer of the Company, including Webdigs, LLC, since September 2007.  Mr. Wicker provides a combination of large and small company finance executive experience.  Most recently, Mr. Wicker has served as CFO of several start-up companies in the Twin Cities, including Talor Building Systems (2005-2007), Michelina’s Inc. (2002), and Wireless Ronin Technologies (2001-2002).  Mr. Wicker also founded KMR Designs in 2002, which was a niche supplier of ultra high performance custom winter accessories supplying people who worked and played outdoors for long periods at below-zero temperatures.  Prior to these positions, Mr. Wicker had a long career at personal care products maker Coty, Inc., where he served in several senior finance executive positions.  His final ten years with Coty were spent in Europe, where he served as VP of Finance at Spanish and UK subsidiaries, as well as controller of Coty’s global operations division.  Prior to Europe, Mr. Wicker served as finance director of Coty’s then sister company—Reckitt Benckiser US Consumer Products Division.  Prior to working at Reckitt, he began his career at Ecolab, where he worked in internal audit and financial analyst positions.  Mr. Wicker holds undergraduate and MBA degrees from the University of Minnesota’s Carlson school of management.  Mr. Wicker is a CPA.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the years ended October 31, 2009 and 2008 which was awarded to or earned by (i) our Chief Executive Officer during fiscal year 2009 and (ii) our other executive officers (other than the Chief Executive Officer) who served the Company and who received in excess of $100,000 in total compensation for a year (collectively, the “named executive officers”).

							All Other
Name and				Bonus	Stock		Comp-
Principal Position	Year	Salary ($)		($)	Awards ($)		ensation ($)		Total ($)

Robert A. Buntz, Jr.,	2009	$120,000	(3)	-	$16,500	(4)	1,775	(7)	$138,275
Chief Executive
Officer and President
(1)	2008	120,000		-			-		120,000

Edward P Wicker	2009	60,000	(5)	-	89,910	(6)	-		149,910
Chief Financial
Officer (2)	2008	58,000		-	99,090	(6)	-		157,090

(1)
Mr. Buntz became our President and Chief Executive Officer on October 24, 2007.   Prior to the merger, Mr.  Buntz was Managing Partner of Webdigs, LLC.  Mr. Buntz is also the Chairman of our Board of Directors.

(2)	Mr. Wicker became Chief Financial Officer on October 24, 2007. Prior to the merger, Mr. Wicker acted as Chief Financial Officer of Webdigs, LLC. Mr. Wicker also serves as Corporate Secretary.

(3)	$50,000 of this amount was paid in the form of stock in lieu of cash compensation, $52,000 was accrued for accounting purposes but not paid, and $18,000 was paid in cash for a total of $120,000.

(4)	Reflects value of grant of 150,000 shares to Mr. Buntz in September 2009 as compensation for his personal guarantee of repayment on $250,000 convertible promissory note.

(5)
$5,000 of this amount was paid in the form of stock in lieu of cash compensation, $26,000 was accrued for accounting purposes but unpaid, and $29,000 was paid as cash compensation for a total of $60,000.

(6)
Amounts listed reflect the estimated fair value of the vested shares of a restricted stock award of 1,304,598 shares granted on October 22, 2007.   As of October 31, 2009, all 1,304,598 shares were fully vested.

(7)	Mr. Buntz received a commision of $1,775 for a real estate transaction of which he acted as the principal agent.

Employment Agreements with Executives and Key Personnel

We do not currently have an employment agreement with Mr. Buntz.  Nevertheless, our wholly owned operating subsidiary, Webdigs, LLC, is party to a Members Services Agreement with Mr. Buntz.  In that agreement, Mr. Buntz has agreed not to compete against Webdigs for a period of one year following any termination of service, regardless of the reason for such termination, and has also agreed to customary confidentiality and invention-assignment provisions.  The Member Services Agreement with Mr. Buntz provides that Mr. Buntz be paid an annual salary of $120,000 for the year ended October 31, 2009.  We anticipate no change in compensation for the current fiscal year 2010 which began on November 1, 2009.

We have also entered into a Member Services Agreements with Mr. Edward Wicker, our Chief Financial Officer and Mr. Thomas Meckey, our Vice President of Operations through our wholly owned operating subsidiary, Webdigs, LLC.  In the Member Services Agreements with Messrs. Wicker and Meckey, we agreed to pay each of them an annual salary of $60,000, and each of Messrs. Wicker and Meckey agreed not to compete against Webdigs for a period of one year following any termination of service, regardless of the reason for such termination, and have also agreed to customary confidentiality and invention-assignment provisions.  As of March, 2009, Mr. Meckey’s compensation was modified from a salaried based pay to a commission based pay.  Starting in March 2009, he began receiving a percentage of the net revenue he generates for the business as a real estate sales agent.  We anticipate no change in compensation for Mr. Meckey or Mr. Wicker for fiscal year 2010.

Currently, the Company does not offer any executive bonus or incentive compensation plan and there are no plans to put one in place for fiscal year 2010.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the executives as of October 31, 2009.

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

In May 2008, we granted options to our three non-employee directors (Messrs. Larson, Sjoblad and Lumpkins) in connection with inducing them to join, and as a means of inducing them to remain on our Board of Directors.  Each of the three directors received 200,000 stock options with an exercise price of $0.25 per share.  The aggregate estimated fair value of these options was $73,978. Each of the director’s options were vested 50% at the date the options were granted (May 7, 2008) with the remaining rights scheduled to vest in two equal annual installments on May 7, 2009 and 2010. The options will expire on May 7, 2013.

In October 2009, we granted options to another non-employee director; Donald Miller. Mr. Miller was appointed as a director of the Company in July 2009, and as a means to induce him to join our Board of Directors, he was granted 200,000 stock options with an exercise price of $0.25 per share. The estimated fair value of these options was $8,321.  50% of the options were vested at the date the options were granted (October 30, 2009), with the remaining rights scheduled to vest in two equal installments on July 07, 2010 and 2011.  The options will expire on October 30, 2013.

The following table sets forth the compensation of our non-employee directors for fiscal year 2009:

	Fees
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)	($)	Earnings	($)	($)

Joseph Fox	-	-	-	-	-	-	-
Christopher Larson	-	-	$9,247	-	-	-	$9,247
Robert L. Lumpkins	-	-	$6,165	-	-	-	$6,165
Donald Miller	-	-	$4,160	-	-	-	$4,160
Steven Sjoblad	-	-	$6,165	-	-	-	$6,165

(1)	Represents the amount recognized for financial reporting purposes with respect to 2009 for stock options in accordance with FAS 123R.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, the table below identifies the beneficial ownership of:

•	each Company director
•	each executive officer of the Company
•	all executive officers and directors of the Company as a group, and
•	each other beneficial holder (or group of holders) of five percent or more of our common stock.

Each person or entity included in the table below has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, except as indicated by footnote and subject to community property laws where applicable. Percentage ownership is based on 33,396,719 shares of common stock outstanding as of  January 7, 2010.

Name	Shares Beneficially Owned (1)	Percentage of Outstanding Shares (%)
Robert A. Buntz, Jr. (2)	5,838,658	17.5%
Joseph Fox (3)	3,243,750	9.7%
Robert L. Lumpkins (4)	453,843	1.4%
Thomas Meckey (5)	1,302,348	3.9%
Donald Miller (6)	300,000	*
Steven Sjoblad (7)	150,000	*
Edward Wicker (8)	1,355,634	4.1%
All current executive officers and directors as a group (seven persons) (9)	12,644,233	37.9%
Iggys House Inc.(10)	2,077,500	6.2%

*	Less than 1%

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

(3)
Mr. Fox is a non-employee director of the Company.  Of those shares set forth in the table, 3,200,000 were issued in the name of Iggys House Inc but are beneficially owned by Mr. Fox and his brother Mr. Avi Fox.

(4)
Mr. Lumpkins is a non-employee director of the Company. Of those shares set forth on the table, 150,000 shares are issuable upon exercise of vested options to purchase common stock. In addition, 303,843 outstanding common shares are held jointly with Mr. Lumpkins’ spouse.

(5)	Mr. Meckey is a director of the Company, and also serves as Vice President of Operations.

(6)	Mr. Miller is a non-employee director of the Company. Of those shares set forth on the table, 100,000 shares are issuable upon exercise of vested options to purchase common stock.

(7)	Mr. Sjoblad is a non-employee director of the Company. Of those shares set forth on the table, 150,000 shares are issuable upon exercise of vested options to purchase common stock.

(8)	Mr. Wicker is the Company’s Chief Financial Officer.

(9)	Includes Messrs. Buntz, Fox, Lumpkins, Meckey, Miller, Sjoblad and Wicker.

(10)	The Company issued 7,102,500 shares on June 12, 2009 to acquire substantially all assets of Iggys House Inc. Of the 7,102,500 shares issued, 3,200,000 are beneficially owned by Mr. Fox.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Transactions with Related Persons

Convertible Note Payable – Officer/Stockholder

The Company’s CEO has agreed to loan the Company money to fund working capital. Under terms of the agreement, the Company pays interest on funds borrowed at 12% annual rate. The note is convertible into the Company’s common stock at $0.11 per share, the Company’s stock price at the time the terms of the note were agreed with the board of Directors. In total, the CEO has loaned $473,000 to the Company under this agreement of which he has converted $100,000 into shares of the Company’s common stock. As of January 29, 2009 the principal amount due the CEO is $373,000.

Transactions with Promoters

None.

Director Independence

The Board of Directors is comprised of one-half  “independent” directors as defined in Rule 4200(a)(15) of the NASDAQ Stock Market. The independent directors are identified by name in the chart that appears in the “Management and Board of Directors” section of this filing.

Our Board of Directors has an Audit Committee consisting solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the Audit Committee is independent as defined in Exchange Act Rule 10A-3, a non-employee director under the rules of the SEC, and an outside director under the rules of the Internal Revenue Service. During the fiscal year ended October 31, 2009, the Board of Directors created a governance structure consisting of three board committees and the naming of a lead director. The three board committees are governance, audit and compensation. The lead director is Mr. Steven Sjoblad.  Mr. Sjoblad convenes conversations amongst independent directors at a minimum on a quarterly basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2009	2008

Audit fees	$39,117	$59,230
Audit related fees	28,590	19,870
Tax fees	16,115	18,985
All other fees	-	-

Total	$83,822	$98,085

Audit Fees.   The fees identified under this caption were for professional services rendered by Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (MTK) for fiscal years 2009 and 2008 in connection with the audit of our annual financial statements.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees.  The fees identified under this caption were for assurance and related services that were related to the review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

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

Approval Policy.  Our entire Board of Directors, acting as the Audit Committee, approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in fiscal years 2009 and 2008 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements (Financial Statements are included in ITEM 8, Financial Statements and Supplementary Data).

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

3.3	Bylaws of Webdigs, Inc. (1)

4	Form of Specimen Stock Certificate (1)

10.1	Webdigs, Inc. 2007 Restricted Stock Plan (1)

10.2	Form of Webdigs, LLC Member Services Agreements (1)

10.3	Member Services Agreement with Robert A. Buntz, Jr., dated May 1, 2007 (2)

10.4	Member Services Agreement with Thomas Meckey, dated October 22, 2007 (2)

10.5	Member Services Agreement with Edward Wicker, dated October 22, 2007 (2)

10.6	Term Promissory Note dated December 12, 2008 (in principal amount of $250,000, issued in favor of Lantern Advisers, LLC) (3)

10.7	Pledge Agreement dated December 12, 2008 (entered into in connection with Term Promissory Note dated December 12, 2008) (3)

10.8	Marketplace Home Mortgage-Webdigs, LLC Member Control Agreement dated August 1, 2008 (3)

10.9	Amendment to Term Promissory Note with Lantern Advisers, LLC, dated May 14, 2009 *

10.10	Warrant to Purchase Shares of Common Stock issued to Lantern Advisers, LLC, dated May 14, 2009 *

10.11	Asset Purchase Agreement with Iggy’s House dated June 12, 2009 *

10.12	Loan Agreement between Webdigs, Inc. and Robert Buntz, Jr. dated October 9, 2009

21	Subsidiaries of Webdigs, Inc. *

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1) Exhibits are incorporated by reference to the corresponding exhibit number filed as part of the registrant’s original registration statement on Form 10, filed on June 20, 2008.

(2) Exhibits are incorporated by reference to the corresponding exhibit number filed as part of Amendment No. 1 to the registrant’s registration statement on Form 10, filed on July 31, 2008.

(3) Exhibits are incorporated by reference to the corresponding exhibit filed as part of the registrant’s Annual Report on Form 10-K for the period ended October 31, 2008, filed on February 13, 2009.

* Filed electronically herewith.