Form 10-Q
period 2010-01-31
WEBDIGS INC
filed 2010-03-17
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

As of March 12, 2010 there were 33,396,719 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTH
PERIODS ENDED JANUARY 31, 2010 AND 2009

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-7

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2010 (Unaudited)	October 31, 2009 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$41,964	$36,023
Commissons and fees receivable	1,794	9,449
Prepaid expenses and deposits	32,400	10,847
Other current assets	6,087	10,284

Total current assets	82,245	66,603

Office equipment and fixtures, net	25,096	30,678

Intangible assets, net	1,978,465	2,103,243

Total assets	$2,085,806	$2,200,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	January 31, 2010 (Unaudited)	October 31, 2009 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations	$4,295	$4,197
Accounts payable	267,674	259,064
Accounts payable - minority stockholder	535,068	562,858
Due to officers	75,583	58,606
Convertible notes payable - officer/stockholder	378,000	173,000
Accrued expenses:
Professional fees	9,750	39,000
Payroll and commissions	66,126	53,207
Other	32,149	20,174

Total current liabilities	1,368,645	1,170,106

Long term liabilities:
Capital lease obligation, less current portion	5,122	6,233

Total liabilities	1,373,767	1,176,339

Stockholders' equity:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 33,396,719 common shares issued and
outstanding at January 31, 2010 and October 31, 2009	33,397	33,397
Treasury stock - $.001 par value; 1,063,628 shares held in
treasury as of January 31, 2010 and October 31, 2009	(265,907)	(265,907)
Additional paid-in-capital	5,041,980	5,034,458
Accumulated deficit	(4,097,431)	(3,777,763)

Total stockholders' equity	712,039	1,024,185

Total liabilities and stockholders' equity	$2,085,806	$2,200,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue:
Gross revenues	$156,729	$88,026
Less: rebates and third-party agent commissions	(65,212)	(49,399)

Net revenues	91,517	38,627

Operating expenses:
Selling	139,761	117,907
General and administrative	110,124	155,445
Amortization of intangible assets	146,538	34,460

Total operating expenses	396,423	307,812

Operating loss from continuing operations	(304,906)	(269,185)

Other income (expense):

Equity in income from Marketplace Home Mortgage
Webdigs, LLC	-	18,853
Interest expense	(14,762)	(37,042)
Loss on change in fair value of derivatives and warrants	-	(25,554)

Total other income (expense)	(14,762)	(43,743)

Loss from continuing operations before income taxes	(319,668)	(312,928)

Income tax provision	-	-

Loss from continuing operations	(319,668)	(312,928)

Loss from discontinued operations of Marquest
Financial Inc. net of applicable taxes of zero	-	(13,285)

Net loss	$(319,668)	$(326,213)

Net loss per common share - basic and diluted:
Loss from continuing operations	(0.01)	(0.01)
Loss from discontinued operations	-	-
Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	33,396,719	22,504,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(319,668)	$(326,213)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	5,582	3,399
Amortization of intangible assets	146,538	45,365
Amortization of convertible note payable discounts	-	29,516
Amortization of debt issuance costs	-	800
Loss on change in fair value of derivatives and warrants	-	25,554
Equity in the income of Marketplace Home Mortgage - Webdigs, LLC	-	(18,853)
Share-based compensation	7,522	65,485
Common stock issued for services	-	7,000
Changes in operating assets and liabilities:
Commissions and fees receivable	7,655	3,498
Prepaid expenses and deposits	(21,553)	24,126
Other current assets	4,197	3,136
Accounts payable	8,610	(87,847)
Accounts payable - minority stockholder	(27,790)	32,865
Accrued expenses and other liabilities	(4,356)	12,428
Net cash flows used in operating activities	(193,263)	(179,741)

Cash flows from investing activities:
Purchase of intangible assets	(21,760)	-
Net cash flows used in investing activities	(21,760)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	500
Proceeds from issuance of convertible debentures, net of debt issuance
costs of $4,000 and unrelated accrued legal fees of $20,000	-	226,000
Proceeds from issuance of convertible notes payable to officer/stockholder	205,000	-
Increase in due to officers	16,977	4,831
Principal payments on capital lease obligations	(1,013)	(925)
Net cash flows provided by financing activities	220,964	230,406

Net change in cash and cash equivalents	5,941	50,665

Cash and cash equivalents, beginning of period	36,023	37,802

Cash and cash equivalents, end of period	$41,964	$88,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2010	2009
	(Unaudited)	(Unaudited)

Supplemental cash flow information
Cash paid for interest	$-	$6,029

Supplemental discolsure of non-cash investing and financing activities
Issuance of common stock to convertible debt holder as a discount on the debt	$-	$20,000

Discount on convertible debt due to detachable warrant and embedded conversion
conversion option	$-	$127,583

Accrued legal fees paid from convertible debenture proceeds	$-	$20,000

Related party contribution of Webdigs common stock to consultant for prepaid
consulting fees	$-	$40,000

Common stock issued for prepaid consulting fees	$-	$80,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Webdigs, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended October 31, 2009.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Webdigs, Inc. (“the Company”), a Delaware corporation, became a public company in October 2007 after a reverse shell transaction with Select Video, Inc. which was incorporated in Delaware in 1994.  Our business is dedicated to web-assisted residential real estate brokerage services. This is done through our wholly owned subsidiary Webdigs, LLC.

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

Basis of Consolidation

The consolidated financial statements for the three month periods ended January 31, 2010 and 2009 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC.  The consolidated financial statements for Webdigs, Inc. for the three month period ended January 31, 2009 also includes its wholly-owned subsidiary of Marquest Financial Inc. (Marquest). The Company divested Marquest on June 4, 2009 (see Note 5).  The net results from Marquest have been segregated for all periods presented in the statement of operations.   The investment of Marketplace Home Mortgage – Webdigs, LLC (49% ownership) is recorded on the equity method.  This unconsolidated joint venture was dissolved on October 26, 2009 (see Note 7). All significant intercompany accounts and transactions have been eliminated in the consolidation.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

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

Intangible Assets

The Company has five types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate broker operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized.  Amortization is on a straight-line method over the estimated three year useful life of the website.   The Company also has incurred costs for the IggysHouse.com website. Those costs are being amortized on a straight-line method over the estimated two year useful life of the website.

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

Other
The Company capitalizes the fair value of website domain names and contractual relationships acquired through business combinations or asset acquisitions.  The Company has purchased 17 domain names and 17 contractual broker relationships in 17 states in May 2009 from theMLSDirect.com and are amortizing the fair value of these names over a 2 year estimated useful life.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

The Company last assessed impairment of the intangible assets at October 31, 2009 and determined that there was no impairment. The Company will retest for impairment on October 31, 2010 or earlier if circumstances change in the future.

Investment in Marketplace Home Mortgage – Webdigs, LLC

On August 1, 2008, the Company contributed non-cash assets into a joint venture created with Marketplace Home Mortgage, LLC for a 49% ownership interest (see Note 7). The Company accounted for its investment in the joint venture using the equity method. Accordingly, the Company recorded an increase in its investment for contributions to the joint venture and for its 49% share of any income of the joint venture, and a reduction in its investment for its 49% share of any losses of the joint venture or disbursements of profits from the joint venture.  On October 26, 2009, the Company and Marketplace Home Mortgage, LLC agreed to dissolve Marketplace Home Mortgage – Webdigs, LLC.  All remaining assets were distributed upon dissolution.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance for its net deferred tax assets as of January 31, 2010 and 2009 because realization of those assets is not reasonably assured.

The Company will recognize a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at January 31, 2010.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

Recently Issued Accounting Pronouncements

In June 2009, the FASB amended its guidance on accounting for variable interest entities. This guidance alters the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently assess whether they must consolidate variable interest entities. The guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance on November 1, 2010 and is currently assessing the potential impacts, if any, on its financial statements and disclosures.

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The Company has adopted the new guidance prospectively from the beginning of the current fiscal year and determined that there is no material impact on its consolidated results of operations, financial condition, cash flows, or disclosures.

3	GOING CONCERN

The Company has incurred significant operating losses for the three month periods ended January 31, 2010 and 2009.  At January 31, 2010, the Company reports a negative working capital position of $1,286,400, and an accumulated deficit of $4,097,431.    It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock and debt through private placements.  Although the Company intends to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.  The Company significantly  reduced operating expenditures during the year ended October 31, 2009 and will continue with further expense reductions during the current fiscal year.  The Company expects to increase revenues through its existing Webdigs.com customer base and the addition of potential revenue from its IggysHouse.com website during the current fiscal year.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

4	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $535,068 at January 31, 2010 and $562,858 at October 31, 2009.  The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at January 31, 2010.  For the three month periods ended January 31, 2010 and 2009, the Company incurred $22,210 and $32,865 in services and rent from this related party, respectively. Included in these amounts is office rent expense for the Company of $10,500 for each of the three month periods ended January 31, 2010 and 2009.  The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis.

Due to Officers

As of January 31, 2010 and October 31, 2009, the Company was indebted to its officers for amounts totaling $75,583 and $58,606 respectively, for business expenses.  All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

During the three months ended January 31, 2010, the Company borrowed $205,000 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%.   At January 31, 2010 and October 31, 2009, the balances due under this note were $378,000 and $173,000 respectively.   The note is convertible into the Company’s common stock at $0.11 per share at any time.  There was no beneficial conversion feature because the Company’s stock price was trading at $0.11 at the time the Board of Directors approved the Note agreement.  For the three months ended January 31, 2010, the Company incurred $7,772 of interest expense in connection with this note.   Accrued interest due under the note as of January 31, 2010 was $9,188.

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

Marquest was sold back to its founder, Mr. Edward Graca for 1,063,628 shares of the Company’s common stock which was fair valued at $0.25 per share which took into account the large number of shares involved compared to the average trading volume.  The shares had a total value of $265,907 and the net carrying value of the Marquest entity was a negative $31,505 at the date of closing.  Accordingly, the transaction resulted in a gain of $297,412 for the fiscal year ended October 31, 2009.  The shares received by the Company were the shares provided to Mr. Graca back when it was originally purchased from him in October 2007 and included shares earned through a stock compensation arrangement.  As of the closing date, there were 240,970 shares of unvested common stock remaining under this compensation arrangement and those were forfeited as part of this transaction.  The shares returned in this divestiture were retained by the Company as treasury stock.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

As of January 31, 2010 and for the three month period ended January 31, 2010, there were no assets or liabilities related to the discontinued operations. All of the assets and liabilities were sold back to its former owner as of June 4, 2009.

A summarized statement of operations for the discontinued operations for the comparable three month period ended January 31, 2009 is as follows:

Discontinued Operations of Marquest Financial, Inc.	2009

Net revenue	$-
Operating expenses	(13,285)
Other income (expense)	-

Operating loss	(13,285)

Income taxes	-

Net operating loss	$(13,285)

6	FIXED ASSETS AND INTANGIBLE ASSETS

During the three month period ended January 31, 2010, the Company capitalized an additional $21,760 of website development costs for the rebuilding of the IggysHouse.com website.  These costs are being amortized on a straight-line basis over the estimated two year useful life of the website.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

At January 31, 2010 and October 31, 2009, the Company’s fixed assets are as follows:

	January 31, 2010			October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Fixed Assets
Furniture and Fixtures	$9,981	$(5,390)	$4,591	$9,981	$(4,791)	$5,190
Computer hardware	50,972	(30,467)	20,505	50,972	(25,484)	25,488

Total Fixed Assets	$60,953	$(35,857)	$25,096	$60,953	$(30,275)	$30,678

Depreciation expense amounted to $5,582 and $3,399 for the three month periods ended January 31, 2010 and 2009, respectively.

At January 31, 2010 and October 31, 2009, the Company’s intangible assets are as follows:

	January 31, 2010			October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable assets with determinable lives:
Website Software	$1,793,397	$(379,120)	$1,414,277	$1,771,637	$(287,164)	$1,484,473
Customer lists	355,922	(14,830)	341,092	355,922	-	355,922
Non-compete agreements	266,019	(77,588)	188,431	266,019	(44,336)	221,683
Other	52,000	(17,335)	34,665	52,000	(10,835)	41,165

Total Fixed Assets	$2,467,338	$(488,873)	$1,978,465	$2,445,578	$(342,335)	$2,103,243

Amortization expense amounted to $146,538 and $45,365 for the three month periods ended January 31, 2010 and 2009, respectively.

7	INVESTMENT IN MARKETPLACE HOME MORTGAGE – WEBDIGS, LLC

On August 1, 2008, the Company entered into a joint venture arrangement with Marketplace Home Mortgage, LLC whereby they created a new joint venture entity called Marketplace Home Mortgage – Webdigs, LLC.  The Company contributed assets with a net book value totaling $34,804 less transferred liabilities of $23,558 for a 49% ownership stake in the joint venture, and Marketplace Home Mortgage, LLC contributed cash totaling $23,039 for 51% ownership.  The assets and liabilities contributed came entirely from the Company’s mortgage brokerage subsidiaries; Marquest Financial, Inc. and Home Equity Advisors, LLC.  The joint venture ceased operations on July 31, 2009 and on October 26, 2009, the Company and Marketplace Home Mortgage, LLC dissolved their joint venture.  Upon dissolution on October 26, 2009, the Company’s total investment in Marketplace Home Mortgage Webdigs – LLC was $21,084.  The Company received cash proceeds of $5,064 and was relieved of $10,397 in payables due to Marketplace Home Mortgage, LLC resulting in a dissolution loss on investment in Marketplace Home Mortgage – Webdigs, LLC of $5,623.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

At October 31, 2009 and for the three month period ended January 31, 2010, there were no assets or liabilities related to the investment in Marketplace Home Mortgage – Webdigs, LLC. All remaining assets were distributed upon dissolution.

A summarized statement of operations for this joint venture for the three month period ended January 31, 2009 is as follows:

2009

Revenue	$169,120
Operating expenses	(132,195)

Operating income	36,925
Other expense	-

Net income	$36,925

The Company's share in the income of Marketplace Home Mortgage Webdigs, LLC (49%)	$18,093
Amortization of deferred gain on transfer of non-cash assets	760

Net equity in the income of Marketplace Home Mortgage - Webdigs, LLC	$18,853

8	SHARE-BASED COMPENSATION

Stock Options

In May 2008, the Board of Directors approved the issuance of incentive stock options totaling 600,000 shares to its non-employee directors.  The exercise price of the options to purchase common stock was at the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to 2 years. There are no vesting provisions tied to performance conditions for any outstanding options. Vesting for all outstanding options is based solely on continued service as a director of the Company and vest one-half on the grant date and one-quarter on each of the next two yearly anniversaries of the grant. Options to purchase shares expire not later than five years after the grant of the option.  An additional 200,000 options were granted to a new director on October 31, 2009 under the same two year vesting period.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

In October 2009, the Board of Directors approved the issuance of 200,000 incentive stock options to an employee of the Company.  The options were issued on October 31, 2009 and shall vest annually (50,000 options each) on each of the four anniversary dates of the granting of the options.  The exercise price of the shares purchased under these options shall be $0.25.  The options will expire five years after the original grant date.

The Company recognizes compensation expense for the stock options over the requisite service period for vesting of the award.  Total stock-option based compensation expense included in the Company's consolidated statements of operations for the three month periods ended January 31, 2010 and 2009 were $4,397 and $4,625, respectively.  This expense is included in general and administrative expense. The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the three month periods ended January 31, 2010 and 2009.  As of January 31, 2010, the Company had $15,874 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted average period of 1.1 years.

The following is a summary of stock option activity for the three month period ended January 31, 2010:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	options	exercise price	value	(years)

Outstanding at October 31, 2009	1,000,000	$0.25	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding at January 31, 2010	1,000,000	$0.25	$-	3.85

Exercisable at January 31, 2010	600,000	$0.25	$-	3.85

The aggregate intrinsic value in the table above represents the difference between the closing stock price on January 31, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on January 31, 2010.  There were no options exercised during the three months ended January 31, 2010.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

Restricted Stock Compensation

In June 2009, the Company granted a new employee 50,000 shares of time-based restricted common stock.  As a condition of the award, the employee had to have been employed with the Company throughout the six month vesting period ended December 2009.  The total award was valued at $12,500 (or $0.25 per share).  The 12,500 shares and associated unearned compensation of $3,125 at October 31, 2009 was vested in full as of January 31, 2010.

The Company recorded $3,125 and $60,860 of stock compensation expense in the consolidated statement of operations related to vested shares (restricted stock) for the three month periods ended January 31, 2010 and 2009, respectively.

A summary of the status of non-vested shares and changes as of January 31, 2010 is set forth below:

	Restricted	Unearned
	Shares	Compensation

Outstanding, October 31, 2008	1,940,813	198,490
Granted	-	-
Vested	(652,311)	(60,860)
Forfeited/canceled	-	-
Outstanding, January 31, 2009	1,288,502	137,630
Granted	-	-
Vested	(652,309)	(60,861)
Forfeited/canceled	-	-
Outstanding, April 30, 2009	636,193	76,769
Granted	50,000	12,500
Vested	(407,999)	(38,865)
Forfeited/canceled	(240,970)	(41,098)
Outstanding, July 31, 2009	37,224	9,306
Granted	-	-
Vested	(24,724)	(6,181)
Forfeited/canceled	-	-
Outstanding, October 31, 2009	12,500	3,125
Granted	-	-
Vested	(12,500)	(3,125)
Forfeited/canceled	-	-
Outstanding, January 31, 2010	-	$-

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

Stock Warrants

The following is a summary of stock warrant activity for the three month period ended January 31, 2010:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	warrants	exercise price	value	(years)

Outstanding at October 31, 2009	500,000	$0.13
Granted	-	-
Exercised	-	-
Forfeited or expired	(300,000)	0.01

Outstanding at January 31, 2010	200,000	$0.30	$-	1.88

Exercisable at January 31, 2010	200,000	$0.30	$-	1.88

9	SHAREHOLDERS EQUITY

There were no equity issuances for the three month period January 31, 2010.

10	BASIC AND DILUTED EARNINGS PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month periods ended January 31, 2010 and 2009, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

	Three months ended
	January 31

	2010	2009
Basic earnings per share calculation:

Net loss from continuing operations	$(319,668)	$(312,928)
Net income (loss) from discontinued operations	-	(13,285)
Net loss	$(319,668)	$(326,213)

Weighted average of common shares outstanding	33,396,719	22,504,968

Net loss per share - basic
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	-
Net loss per basic share	$(0.01)	$(0.01)

Diluted earnings per share calculation:

Net loss from continuing operations	$(319,668)	$(312,928)
Net income (loss) from discontinued operations	-	(13,285)
Net loss	$(319,668)	$(326,213)

Weighted average of common shares outstanding	33,396,719	22,504,968
Stock options (1)	-	-
Stock warrants (2)	-	-
Convertible notes payable - officer/stockholder (3)	-	-

Diluted weighted average common shares outstanding	33,396,719	22,504,968

Net loss per common share - diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	-
Net loss per diluted share	$(0.01)	$(0.01)

(1)
The dilutive effect of stock options in the above table excludes 1,000,000 and 600,000 of underlying stock options for the three month periods ended January 31, 2010 and 2009, respectively as they would be anti-dilutive to our net loss for those periods.

(2)
The dilutive effect of stock warrants in the above table excludes 200,000 and 300,000 of underlying stock warrants for the three month periods ended January 31, 2010 and 2009, respectively, as they would be anti-dilutive to our net loss for those periods.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2010 and 2009

(3)
The dilutive effect of potential convertible notes equivalent to 3,436,364 shares related to the loan from our CEO and 3,703,704 shares related to a third-party convertible debt promissory note for the three month period ended January 31, 2010 and 2009, respectively, have been excluded as they would be anti-dilutive to our net loss for those periods.

11	SUBSEQUENT EVENTS

Loan from Related Party

From February 19, 2010 to March 17, 2010, the Company’s Chairman and Chief Executive Officer loaned the Company $65,000 under the Convertible Note Payable – Officer/Stockholder (See Note 4).   The total principal amount outstanding at March 17, 2010 is $443,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth below should be read in conjunction with our audited consolidated financial statement contained in our Form 10K  filed with the SEC on January 29, 2010  relating to our fiscal year ended October 31, 2009.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Webdigs, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the 10K filed with the SEC on January 29, 2010 should be considered in evaluating our prospects and future performance.

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

We operate under two brands. Webdigs.com, our first brand, is our full-service discounted real estate brokerage.  Webdigs offers its customers up to a 50% rebate to its clients who are buying homes and offers listing services starting as low as 3.9% (compared to a traditional full-service brokerage which we believe most often charge 5-7% for listing service).

Our second brand, IggysHouse.com, which launched in January 2010, is a month-to-month listing service that allows home sellers to list their home on their local MLS and on IggysHouse.com completely free for 30 days. After 30 days, the seller has the option to continue to list their home for a flat fee of $49.99 per month, with various other ala carte services available for purchase.

Currently, we market to potential customers principally through internet ad campaigns, limited but highly targeted e-mail, direct mail, and print advertising.  Our most consistent source of business, however, has been referrals from previous satisfied customers of our business.

Results of Operation

For the three month periods ended January 31, 2010 and 2009

We are pleased with the results of the quarter ended January 31, 2010.   Our net sales revenue more than doubled, growing by a healthy 137% to $91,517 for the three months ended January 31, 2010 as compared to $38,627 for the three month period ended January 31, 2009.   Our operating loss from continuing operations for the quarter ended January 31, 2010 was $304,906 compared to $269,185 for the prior year.   Amortization, which increased by $112,078 from $34,460 for the three months ended January 31, 2009 to $146,538 for the quarter ended January 31, 2010 was the main factor in our increase in the operating loss for the quarter.    Excluding amortization, our operating loss from continuing operations actually declined by 33% - from $234,725 to $158,368.

We also achieved expense reductions for the quarter ended January 31, 2010 versus the  same period last year in some important areas.   We reduced general and administrative spending by $45,321 ($110,124 for the quarter ended January 31, 2010 versus $155,445 for the same period last year). The primary factor in our general and administrative expense decrease was a decline in non-cash compensation and consulting expenses from $65,485 for the quarter ended January 31, 2009 to $7,522 for three months ended January 31, 2010.    This decrease was offset partially by increases in salary expense of $7,356 (from $15,948 to $23,304) and an increase in professional fees of $8,770 from $34,378 to $43,148.

Selling expenses increased by 19% from $117,907 for the quarter ended January 31, 2009 to $139,761 for the same period this year.   The $21,854 increase was primarily the result of increased sales compensation costs (from $66,331 to $80,285).  Sales compensation costs are largely driven by sales results and as we continue to grow our sales we expect sales compensation costs will continue to increase.   The other main factor in the increase in selling costs was a small increase in marketing expenses of $4,788 ($26,069 for the quarter ended January 31, 2010 compared to $21,281 for the three months ended January 31, 2009).  The increase in marketing is due to the increased expenditures on internet advertising for the three months ended January 31, 2010.

Driving the 137% revenue growth was an 80% increase in closed transactions from 10 for the three months ended January 31, 2009 to 18 for three months ended January 31, 2010. An additional factor in our sales growth was a change in our rebate structure. In March 2009, we reduced the rebate we offer to our buyers from 66% of our commission to 50%. This pricing change provided additional growth of approximately 50% of net sales for the period ended January 31, 2010.

We achieved a major milestone in the quarter ended January 31, 2010 with the re-launch of IggysHouse.com.   While it remains premature to assess the financial results of IggysHouse.com, we believe our IggysHouse.com service meets a marketplace void that offers promise for the future.   We believe that the IggysHouse.com “pay as you go model” is unique to the consumer real estate market.  It provides the value conscious consumer the ability to tightly control their expenditures and avoid the traditional percentage fee costs charged to sellers (based upon our observations that the fee typically is 3.3% to seller + 2.7% for buyers broker = 6.0% total).   IggysHouse.com offers its customers the chance to pay for the exact services they want on a fixed monthly fee basis.   For a basic MLS listing, IggysHouse.com provides a free 30 day listing through the Webdigs system of affiliated brokers, which can be continued at the election of the consumer on a month-to-month basis for $49.99 per month.

We incurred interest costs of $14,762 in the period ended January 31, 2010 compared to $37,042 for the period ended January 31, 2009.  Of the current quarter’s interest expense, $7,772 is for accrued interest on a loan from our CEO with an additional $6,990 resulting from interest charges passed on from vendors.   For the three months ended January 31, 2009, we incurred $34,314 in interest expense for our convertible promissory note with Lantern Advisors.  We extinguished this note on September 30, 2009.  An additional $2,728 in interest was billed to us from vendors bringing total prior quarter interest to $37,042.

Our joint venture was dissolved on October 26, 2009 so there is no joint venture income for the three months ended January 31, 2010.  The loss on change in fair value of derivatives and warrants of $25,554 for the three months ended January 31, 2009 relates to the convertible promissory note mentioned above.    There will be no future charges for this note.

Assets and Employees; Research and Development

Aside from our dedicated team of agents and employees, our primary assets are cash and intellectual-property rights, which are the foundation for our services. At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term. Over 90% of our intangible assets were acquired in our June 2009 purchase of the assets of IggysHouse.com.  As mentioned above, we re-launched our IggysHouse.com service in January 2010 and believe that the assets we acquired from Iggys, Inc. will be critical to our success.  IggysHouse.com was formerly a web-based online real estate brokerage that had operations in 38 states.   We expect that the acquisition of IggysHouse.com, along with the continued organic growth we expect to generate with our www.webdigs.com real estate brokerage will ultimately result in the addition of numerous real estate field agents, an increase in website development costs and a small increase in administrative staffing.  We have no major acquisitions or mergers planned for the immediate future.

We expect that we will invest time, effort and expense in the continued refinement of our IggysHouse.com and Webdigs.com websites. Currently, we expect to spend approximately $120,000 in such improvement activities over the remaining three quarters of fiscal 2010. As of January 31, 2010, we have spent approximately $8,500 on website maintenance and improvements.

Liquidity and Capital Resources; Anticipated Financing Needs

As of January 31, 2010, we had $41,964 of cash and cash equivalents and current liabilities of $1,368,645.  The most significant change in liabilities versus October 31, 2009 has been the increase in the balance due our CEO on the convertible note payable he has with us.   This balance increased by $205,000 to $378,000 as of January 31, 2010.

We used $193,263 of cash in operating activities during the three months ended January 31, 2010 compared to $179,741 for the three months ended January 31, 2009.  Cash used in operations for the three months ended January 31, 2010 included a net loss of $319,668 which was partially offset by $159,642 of various non-cash expenses for depreciation, amortization and share-based compensation.  For the three months ended January 31, 2009, these non-cash items plus some additional non-cash items generated by our convertible promissory note and our joint venture totaled $158,266. For the three months ended January 31, 2010, we were able to make progress on reducing balances owed to our major vendor and minority interest shareholder.  We used $27,790 in reducing the amount owed this vendor.  All other operating asset and liability changes compared to October 31, 2010 were minimal.

For the three months ended January 31, 2010, cash flows used in investing activities included payments of $21,760 for the purchase of website development for the IggysHouse.com website.   For the same period last year, we had no investments.

In total, financing activities provided $220,964 and $230,406 for the three month periods ended January 31, 2010 and 2009, respectively.   As mentioned above, an increase in the balance due our CEO accounted for financing cash proceeds of $205,000.  An increase in the payable to our group of officers (for salaries and commissions) accounted for an additional source of $16,977 for the quarter ended January 31, 2010.   In the prior year, proceeds from the convertible/promissory note we issued in December 2008 with Lantern Advisors provided net cash proceeds of $226,000.  An additional $4,831 was provided by an increase in balances due company officers.

Given our relatively low cash position, our near term focus for the remaining three quarters of  fiscal 2010 continues to be to create positive operating cash flow from our web-assisted real estate brokerage operations.    While we believe that our year over year revenue growth will remain strong, we recognize that we will need to raise additional capital to fund our operations beyond the upcoming spring and summer of 2010.   We are presently expanding our efforts to recruit agents and believe that these efforts will be successful.    We retain our expectation that the growth of our core Webdigs.com brokerage operations and the revenue that IggysHouse.com will produce will provide us with a solid base from which we believe we would be able to raise an additional $5 to $6 million to fund expansion.   If we succeed in raising such amount, we believe that we would have sufficient capital to fund our operations and expansion for the next two years.  To achieve a more accelerated growth, however, we would likely require additional financing to fund acquisitions and development of related business opportunities.

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

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  We have recorded a full valuation allowance for our net deferred tax assets as of January 31, 2010 and 2009 because realization of those assets is not reasonably assured.

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

Share-Based Compensation. We account for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on fair values, net of estimated forfeitures.  Share-based compensation expense includes compensation costs for restricted stock awards and stock options.  We use the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Intangible Assets.  We have five types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized.  Amortization is on a straight-line method over the estimated three year useful life of the website.  We also have incurred costs for the IggysHouse.com website.  Those costs are being amortized on a straight-line method over the estimated two year useful life of the website.

Customer Lists
We capitalize the fair value of pre-existing customer relationships acquired as part of business combinations and asset acquisitions.  Amortization expense is calculated using the straight-line method (which approximates the anticipated revenue stream back to the Company) over an estimated useful life of 2 years.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB amended its guidance on accounting for variable interest entities. This guidance alters the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently assess whether they must consolidate variable interest entities. The guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance on November 1, 2010 and is currently assessing the potential impacts, if any, on its financial statements and disclosures.

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The Company has adopted the new guidance prospectively from the beginning of the current fiscal year and determined that there is no material impact on its consolidated results of operations, financial condition, cash flows, or disclosures.

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. We expect revenues in each quarter to be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing.    A typical real estate transaction has a 30 day lag between contract signing and closing of the transaction.  We expect our current quarter and third quarter to show exceptional growth due to seasonality of the business.

Going Concern

The Company incurred significant operating losses for the three month period ended January 31, 2010 and 2009.  At January 31, 2010, the Company reports a negative working capital position of $1,286,400 and accumulated deficit of $4,097,431.  It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

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

Item 4.  Controls and Procedures.

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”))) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of January 31, 2010, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2009 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities
`
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Shareholders

None.

Item 5. Other Information

a)	All information required to be disclosed on a report on Form 8-K during the period ended January 31, 2010 has previously been reported.
b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer
Dated: March 17, 2010

/s/ Edward Wicker
Edward Wicker
Chief Financial Officer
Dated: March 17, 2010

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002