Form 10-Q
period 2010-04-30
WEBDIGS INC
filed 2010-06-14
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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

As of June 14, 2010 there were 33,396,719 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTH
PERIODS ENDED APRIL 30, 2010 AND 2009

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-7

F – 1

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2010 (Unaudited)	October 31, 2009 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$30,377	$36,023
Commissons and fees receivable	16,949	9,449
Prepaid expenses and deposits	8,516	10,847
Other current assets	20,984	10,284

Total current assets	76,826	66,603

Office equipment and fixtures, net	19,513	30,678

Intangible assets, net	1,687,278	2,103,243

Total assets	$1,783,617	$2,200,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F --2

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	April 30, 2010 (Unaudited)	October 31, 2009 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations	$4,395	$4,197
Accounts payable	162,189	259,064
Accounts payable - minority stockholder	555,871	562,858
Due to officers	10,610	58,606
Convertible notes payable - officer/stockholder	477,000	173,000
Accrued expenses:
Professional fees	19,500	39,000
Payroll and commissions	174,688	53,207
Other liabilities	51,529	20,174

Total current liabilities	1,455,782	1,170,106

Long term liabilities:
Capital lease obligation, less current portion	3,985	6,233

Total liabilities	1,459,767	1,176,339

Stockholders' equity:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 33,396,719 common shares issued and
outstanding at April 30, 2010 and October 31, 2009	33,397	33,397
Treasury stock - $.001 par value; 1,063,628 shares held in
treasury as of April 30, 2010 and October 31, 2009	(265,907)	(265,907)
Additional paid-in-capital	5,046,377	5,034,458
Accumulated deficit	(4,490,017)	(3,777,763)

Total stockholders' equity	323,850	1,024,185

Total liabilities and stockholders' equity	$1,783,617	$2,200,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F --3

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Gross revenues	$260,043	$91,166	$416,772	$179,192
Less: customer rebates and third-party agent commissions	(97,766)	(31,925)	(162,978)	(81,324)

Net revenues	162,277	59,241	253,794	97,868

Operating expenses:
Selling	103,352	132,993	243,113	250,900
General and administrative	142,804	192,208	252,928	347,653
Amortization of intangible assets	291,187	34,459	437,725	68,919

Total operating expenses	537,343	359,660	933,766	667,472

Operating loss from continuing operations	(375,066)	(300,419)	(679,972)	(569,604)

Other income (expense):
Equity in income from Marketplace Home Mortgage
Webdigs, LLC	-	(68)	-	18,785
Interest expense	(17,520)	(55,812)	(32,282)	(92,854)
Loss on change in fair value of derivatives and warrants	-	(38,154)	-	(63,708)

Total other income (expense)	(17,520)	(94,034)	(32,282)	(137,777)

Loss from continuing operations before income taxes	(392,586)	(394,453)	(712,254)	(707,381)

Income tax provision	-	-	-	-

Net loss from continuing operations	(392,586)	(394,453)	(712,254)	(707,381)

Income (loss) from discontinued operations of Marquest
Financial Inc. net of applicable taxes of zero	-	5,008	-	(8,277)

Net loss	$(392,586)	$(389,445)	$(712,254)	$(715,658)

Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Loss from discontinued operations	-	-	-	-
Net loss	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding -
basic and diluted	33,396,719	22,739,511	33,396,719	22,622,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F --4

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(712,254)	$(715,658)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	11,165	6,689
Amortization of intangible assets	437,725	90,730
Amortization of convertible note payable discounts	-	73,790
Amortization or debt issuance costs	-	2,000
Loss on change in fair value of derivatives and warrants	-	63,708
Equity in the income of Marketplace Home Mortgage - Webdigs, LLC	-	(18,785)
Share-based compensation	11,919	130,970
Common stock issued for services	-	7,000
Changes in operating assets and liabilities:
Commissions and fees receivable	(7,500)	(5,527)
Prepaid expenses and deposits	2,331	70,155
Other current assets	(10,700)	45
Accounts payable	(96,875)	(70,552)
Accounts payable - minority stockholder	(6,987)	81,679
Accrued expenses	68,706	4,281
Other liabilities	31,355	(2,133)
Net cash flows used in operating activities	(271,115)	(281,608)

Cash flows from investing activities:
Purchase of intangible assets	(21,760)	-
Net cash flows used in investing activities	(21,760)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	500
Proceeds from issuance of convertible debentures, net of debt issuance
costs of $4,000 and unrelated accrued legal fees of $20,000	-	226,000
Proceeds from issuance of convertible notes payable to officer/stockholder	304,000	-
Increase (decrease) in due to officers	(14,721)	25,730
Principal payments on capital lease obligations	(2,050)	(1,871)
Net cash flows provided by financing activities	287,229	250,359

Net change in cash and cash equivalents	(5,646)	(31,249)

Cash and cash equivalents, beginning of period	36,023	37,802

Cash and cash equivalents, end of period	$30,377	$6,553

F --5

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental cash flow information
Cash paid for interest	$-	$11,497

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock to convertible debt holder as a discount on the debt	$-	$20,000

Discount on convertible debt due to detachable warrant and embedded
conversion option	$-	$127,583

Accrued legal fees paid from convertible debenture proceeds	$-	$20,000

Related party contribution of Webdigs common stock to consultant for prepaid
consulting fees	$-	$40,000

Common stock issued for prepaid consulting fees	$-	$80,000

Reclassification of amounts due to officers as accrued expenses	$33,275	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F --6

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

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

2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Webdigs, Inc. (“the Company”), a Delaware corporation, became a public company in October 2007 after a reverse shell transaction with Select Video, Inc. which was incorporated in Delaware in 1994.  Our business is dedicated to web-assisted residential real estate brokerage services. This is done through our wholly-owned subsidiary Webdigs, LLC.

All of the Company’s real estate brokerage operations are operated under Webdigs, LLC. Our three main real estate brokerage brands are Webdigs, Iggys House and theMLSDirect.com.   Webdigs.com is a web-assisted real estate website and brokerage, offering a similar customer experience as a full service brokerage utilizing a discounted percentage fee structure for listing services to their selling customers and a graduated fee structure for their buying customers by rebating up to one-half of its broker commissions. IggysHouse.com is a web-assisted real-estate listing service which enables the customer to pay a monthly discounted fee to list their homes on their local real estate multiple listing service. Our third brand, theMLSDirect.com, offers consumers a flat-fee MLS listing for $299. Similar to IggysHouse.com, there is a full menu of add-on services available for customers to purchase.

Basis of Consolidation

The consolidated financial statements for the three and six month periods ended April 30, 2010 and 2009 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes wholly-owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC.  The consolidated financial statements for Webdigs, Inc. for the three and six month periods ended April 30, 2009 also includes its former wholly-owned subsidiary of Marquest Financial Inc. (Marquest). The Company divested Marquest on June 4, 2009 (see Note 5).  The net results from Marquest have been segregated for all periods presented in the statement of operations.   The investment of Marketplace Home Mortgage – Webdigs, LLC (49% ownership) was recorded on the equity method.  This unconsolidated joint venture was dissolved on October 26, 2009 (see Note 7). All significant intercompany accounts and transactions have been eliminated in the consolidation.

F --7

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

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

F --8

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

Other
The Company capitalizes the fair value of website domain names and contractual relationships acquired through business combinations or asset acquisitions.  The Company has purchased 17 domain names and 17 contractual broker relationships in 17 states in May 2009 from theMLSDirect.com and are amortizing the fair value of these names over a 2 year estimated useful life.

The Company last assessed impairment of the intangible assets at October 31, 2009 and determined that there was no impairment. During the three and six months ended April 30, 2010 and 2009, the Company did not record an impairment charge related to its intangible assets.

The Company has been experiencing limited revenue from the IggysHouse.com website since it went live on January 6, 2010.   A continued lack of growth from this website over the next quarter or two may result in impairment to our related intangible assets and could result in changes to the Company’s expectations with respect to future financial results and cash flows. These changes could indicate an unfavorable change in management’s estimates of the fair value of the Company’s operating brands and could result in a review of our intangible assets, which could indicate potential impairment to the carrying value of the Company’s assets.

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

F --9

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance against its net deferred tax assets as of April 30, 2010 and 2009 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at April 30, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted.  The portion of ASU 2010-06 that was effective beginning after December 15, 2009 did not have a material effect on the financial position, results of operations or cash flows of the Company. Additionally, the Company does not anticipate that the disclosure requirements applicable to Level 3 transactions that are effective for fiscal years beginning after December 15, 2010 will have a material effect on the financial position, results of operations or cash flows of the Company.
F --10

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

3            GOING CONCERN

The Company has incurred significant operating losses for the three and six month periods ended April 30, 2010 and 2009.  At April 30, 2010, the Company reports a negative working capital position of $1,378,956, and an accumulated deficit of $4,490,017.  It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock and debt through private placements.  The Company is also working with some of its current vendors (including the Company’s principal website developer/minority stockholder) to potentially negotiate a payout settlement that could be less than the April 30, 2010 balances owed. Although the Company intends to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.  The Company significantly reduced operating expenditures during the year ended October 31, 2009 and has continued reducing operating expenses during the six months ended April 30, 2010.  Management of the Company anticipates that further expense reductions could occur during the current fiscal year.  The Company expects to increase revenues through its existing Webdigs.com customer base, increased website traffic (driven largely by internet advertising) and the addition of real estate agents joining the Webdigs team in the months ahead.

4            RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $555,871 at April 30, 2010 and $562,858 at October 31, 2009.  The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at April 30, 2010.  For the six month periods ended April 30, 2010 and 2009, the Company incurred $43,013 and $81,679 in services and rent from this related party, respectively. Included in these amounts is office rent expense for the Company of $21,000 for each of the six month periods ended April 30, 2010 and 2009.  The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis.  The Company is currently in negotiations with the website developer to settle this debt with cash and some form of the Company’s equity.

F --11

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

Due to Officers

As of April 30, 2010 and October 31, 2009, the Company was indebted to its officers for amounts totaling $10,610 and $58,606 respectively, for business expenses.  All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

During the six months ended April 30, 2010, the Company borrowed $304,000 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%.   At April 30, 2010 and October 31, 2009, the balances due under this note were $477,000 and $173,000, respectively.   The board of directors has approved conversion of up to $300,000 of the note into the Company’s common stock at $0.11 per share at any time.  An additional $166,000 of the note has been approved for conversion into the Company’s common stock at a price equal to the price of shares to potentially be sold to current shareholders under a resolution passed by the Company’s board of directors on April 23, 2010.   Under the April 23, 2010 resolution, the Company is authorized to sell up to 15 million shares of the Company’s common stock to existing shareholders at a price as low as $0.03 per share.   There was no beneficial conversion feature for the first conversion element because the Company’s stock price was trading at $0.11 at the time the Board of Directors approved the first conversion feature (allowing the CEO to convert shares at $0.11 per share).  The second conversion feature is a contingent conversion feature and will need to be reviewed for a beneficial conversion feature if and when the conversion occurs.  For the three and six month periods ended April 30, 2010, the Company incurred $12,784 and $20,556 of interest expense in connection with this note, respectively.   Accrued interest due under the note as of April 30, 2010 was $21,972.

5            DISCONTINUED OPERATIONS

On June 4, 2009, the Company sold its 100% equity interest in Marquest Financial, Inc., a non-operating entity which until August 2008 had been the Company’s principal mortgage brokerage operation, back to its former owner and founder.  In August 2008, the Company had entered into a joint venture with Marketplace Home Mortgage, LLC forming Marketplace Home Mortgage – Webdigs, LLC, and thus, there has been limited current activity within Marquest Financial, Inc. from that date forward.

F --12

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

As of April 30, 2010 and for the three and six month period ended April 30, 2010, there were no assets or liabilities related to the discontinued operations and there were no revenues and expenses. All of the assets and liabilities were sold back to its former owner as of June 4, 2009.

A summarized statement of operations for the discontinued operations for the comparable three and six month periods ended April 30, 2009 is as follows:

Discontinued Operations of	Three months ended	Six months ended
Marquest Financial, Inc.	April 30, 2009	April 30, 2009

Net revenue	$-	$-
Operating income (expenses)	5,008	(8,277)
Other income (expense)	-	-

Operating income (loss)	5,008	(8,277)

Income taxes	-	-

Net operating income (loss)	$5,008	$(8,277)

6            FIXED ASSETS AND INTANGIBLE ASSETS

At April 30, 2010 and October 31, 2009, the Company’s fixed assets are as follows:

	April 30, 2010			October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Fixed Assets
Furniture and Fixtures	$9,981	$(5,989)	$3,992	$9,981	$(4,791)	$5,190
Computer hardware	50,972	(35,451)	15,521	50,972	(25,484)	25,488

Total Fixed Assets	$60,953	$(41,440)	$19,513	$60,953	$(30,275)	$30,678

Depreciation expense amounted to $5,583 and $3,290 for the three month periods ended

F --13

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

April 30, 2010 and 2009, respectively.  For the six month periods ended April 30, 2010 and 2010, depreciation expense was $11,165 and $6,689, respectively.

At April 30, 2010 and October 31, 2009, the Company’s intangible assets are as follows:

	April 30, 2010			October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable assets with
determinable lives:
Website Software	$1,793,397	$(586,063)	$1,207,334	$1,771,637	$(287,164)	$1,484,473
Customer lists	355,922	(59,320)	296,602	355,922	-	355,922
Non-compete agreements	266,019	(110,840)	155,179	266,019	(44,336)	221,683
Other	52,000	(23,837)	28,163	52,000	(10,835)	41,165

Total Fixed Assets	$2,467,338	$(780,060)	$1,687,278	$2,445,578	$(342,335)	$2,103,243

Amortization expense of intangible assets amounted to $291,187 and $45,365 for the three month periods ended April 30, 2010 and 2009, respectively. For the six month periods ended April 30, 2010 and 2009, amortization expense of intangible assets was $437,725 and $90,730, respectively.

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

At October 31, 2009 and April 30, 2010, there were no assets or liabilities related to the investment in Marketplace Home Mortgage – Webdigs, LLC and there were no operational activities for the three and six month periods ended April 30, 2010. See the table below for a summarized statement of operations for this joint venture for the three and six month periods ended April 30, 2009:

F --14

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

	Three months ended	Six months ended
	April 30, 2009	April 30, 2009

Revenue	$77,293	$246,413
Operating expenses	(78,982)	(211,177)

Operating income (loss)	(1,689)	35,236

Other expense	-	-

Net income (loss)	$(1,689)	$35,236

The Company's share in the income of Marketplace Home
Mortgage Webdigs, LLC (49%)	$(828)	$17,265
Amortization of deferred gain on transfer of non-cash assets	760	1,520

Net equity in the income of Marketplace Home Mortgage -
Webdigs, LLC	$(68)	$18,785

8            SHARE-BASED COMPENSATION

The Company recognizes compensation expense for the stock options over the requisite service period for vesting of the award.  Total stock-option based compensation expense included in the Company's consolidated statements of operations for the six months ended April 30, 2010 and 2009 was $8,794 and $9,249, respectively.  Total stock compensation for the three months ended April 30, 2010 and 2009 was $4,397 and $4,624, respectively. This expense is included in general and administrative expense. The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the three and six month periods ended April 30, 2010 and 2009.  As of April 30, 2010, the Company had $11,477 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted average period of 11 months.

F --15

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

The following is a summary of stock option activity for the six month period ended April 30, 2010:

				Weighted average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	options	exercise price	value	(years)

Outstanding at October 31, 2009	1,000,000	$0.25	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding at April 30, 2010	1,000,000	$0.25	$-	3.62

Exercisable at April 30, 2010	600,000	$0.25	$-	3.25

The aggregate intrinsic value in the table above represents the difference between the closing stock price on April 30, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on April 30, 2010.  There were no options exercised during the six months ended April 30, 2010.

Restricted Stock Compensation

In June 2009, the Company granted a new employee 50,000 shares of time-based restricted common stock.  As a condition of the award, the employee had to have been employed with the Company throughout the six month vesting period ended December 2009.  The total award was valued at $12,500 (or $0.25 per share).  The 12,500 shares and associated unearned compensation of $3,125 at October 31, 2009 were vested in full as of January 31, 2010.

The Company recorded $0 and $60,861 of stock compensation expense in the consolidated statement of operations related to vested shares (restricted stock) for the three month periods ended April 30, 2010 and 2009, respectively. For the six month periods ended April 30, 2010 and 2009, stock compensation expense related to vested shares was $3,125 and $121,721, respectively.

F --16

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

A summary of the status of non-vested shares and changes as of April 30, 2010 is set forth below:

	Restricted	Unearned
	Shares	Compensation

Outstanding, October 31, 2008	1,940,813	$198,490
Granted	-	-
Vested	(652,311)	(60,860)
Forfeited/canceled		-
Outstanding, January 31, 2009	1,288,502	137,630
Granted	-	-
Vested	(652,309)	(60,861)
Forfeited/canceled	-	-
Outstanding, April 30, 2009	636,193	76,769
Granted	50,000	12,500
Vested	(407,999)	(38,865)
Forfeited/canceled	(240,970)	(41,098)
Outstanding, July 31, 2009	37,224	9,306
Granted		-
Vested	(24,724)	(6,181)
Forfeited/canceled	-
Outstanding, October 31, 2009	12,500	3,125
Granted	-	-
Vested	(12,500)	(3,125)
Forfeited/canceled	-	-
Outstanding, January 31, 2010	-	-
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Outstanding, April 30, 2010	-	$-

F --17

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

Stock Warrants

The following is a summary of stock warrant activity for the six month period ended April 30, 2010:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	warrants	exercise price	value	(years)

Outstanding at October 31, 2009	500,000	$0.13	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(300,000)	0.01	-

Outstanding at April 30, 2010	200,000	$0.30	$-	1.62

Exercisable at April 30, 2010	200,000	$0.30	$-	1.62

9            SHAREHOLDERS EQUITY

There were no equity issuances for the six month period ended April 30, 2010.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six month periods ended April 30, 2010 and 2009, respectively.

F --18

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2010 and 2009

	Three months ended		Six months ended
	April 30		April 30

	2010	2009	2010	2009

Basic earnings per share calculation:

Net loss from continuing operations	$(392,586)	$(394,453)	$(712,254)	$(707,381)
Net income (loss) from discontinued operations	-	5,008	-	(8,277)
Net loss	$(392,586)	$(389,445)	$(712,254)	$(715,658)

Weighted average of common shares outstanding	33,396,719	22,739,511	33,396,719	22,622,239

Net loss per share - basic
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Loss from discontinued operations	-	-	-	-
Net loss per basic share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Diluted earnings per share calculation:

Net loss from continuing operations	$(392,586)	$(394,453)	$(712,254)	$(707,381)
Net income (loss) from discontinued operations	-	5,008	-	(8,277)
Net loss	$(392,586)	$(389,445)	$(712,254)	$(715,658)

Weighted average of common shares outstanding	33,396,719	22,739,511	33,396,719	22,622,239
Stock options (1)	-	-	-	-
Stock warrants (2)	-	-	-	-
Convertible notes payable (3)	-	-	-	-

Diluted weighted average common shares outstanding	33,396,719	22,739,511	33,396,719	22,622,239

Net loss per common share - diluted
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Loss from discontinued operations	-	-	-	-
Net loss per diluted share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

(1)
The dilutive effect of stock options in the above table excludes 1,000,000 and 600,000 of underlying stock options for the three and six month periods ended April 30, 2010 and 2009, respectively as they would be anti-dilutive to our net loss for those periods.

(2)
The dilutive effect of stock warrants in the above table excludes 200,000 and 200,000 of underlying stock warrants for the three and six month periods ended April 30, 2010 and 2009, respectively, as they would be anti-dilutive to our net loss for those periods.

(3)	The dilutive effect of potential convertible notes equivalent to 2,727,273 shares related to the loan from our CEO and 1,666,667 shares related to a third-party convertible debt promissory note as of April 30, 2010 and 2009, respectively, have been excluded as they would be anti-dilutive to our net loss for those periods.

F --19

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

We operate under three brands. Webdigs.com, our first brand, is our full-service discounted real estate brokerage. Webdigs offers its customers up to a 50% rebate to its clients who are buying homes and offers listing services starting as low as 3.99% (compared to a traditional full-service brokerage which we believe most often charge 5-7% for listing service).

We have recently changed our rebate policy for Webdigs.com. Starting in June, 2010, we now offer a consumer rebate of 1% of the purchase price of the home to our buyers.

Our second brand, IggysHouse.com, which launched in January 2010, is a month-to-month listing service that allows home sellers to list their home on their local MLS and on IggysHouse.com completely free for 30 days. After 30 days, the seller has the option to continue to list their home for a flat fee of $49.99 per month, with various other ala carte services available for purchase.

We also operate a smaller third brand; theMLSDirect.com, which offers a $299 fixed price six month MLS listing to consumers not wishing to engage the services of a listing real estate agent. TheMLSDirect.com appeals to consumers who otherwise might choose to sell their home themselves without a realtor (commonly referred to as For Sale by Owner).

Currently, we market to potential customers principally through internet ad campaigns, limited but highly targeted e-mail, direct mail, and print advertising. Our most consistent source of business, however, has been referrals from previous satisfied customers of our Webdigs.com business.

Recent industry data available for April 2010 is highly positive.  On a regional level, according  to data provided by the National Association of Realtors sales in the Midwest region of the country for April 2010 were running ahead of 2009 by 29.1% with a median sales price increase of 5.8%.

Overall, the real estate industry remains volatile.  The government sponsored home buyer tax credit had a significant positive impact in bringing sales into March and April of this year.  Early trends for May however cause some concern.  The Minneapolis Star Tribune reports “pending sales for the week ending May 15 in the Twin Cities real estate market were one-third lower than they were at this time last year (2009), as buyers who might have purchased in May decided to speed up the process and take advantage of the $8,000 incentive that expired April 30, 2010”.  For the same time period, new Twin Cities listings have dropped by 20 percent.

Results of Operation

For the three month periods ended April 30, 2010 and 2009

We are pleased with the results of the quarter ended April 30, 2010. Our net revenue grew a robust 174% to $162,277 for the three months ended April 30, 2010 as compared to $59,241 for the three month period ended April 30, 2009. Excluding amortization, our operating loss from continuing operations declined by 69% - from $265,960 to $83,879. On a GAAP basis, our operating loss from continuing operations for the quarter ended April 30, 2010 was $375,066 compared to $300,419 for the same prior last year.

In addition to strong sales growth, we also achieved expense reductions for the quarter ended April 30, 2010 versus the same period last year. We reduced general and administrative spending by $49,404 ($142,804 for the quarter ended April 30, 2010 versus $192,208 for the same period last year). The primary factors in our general and administrative expense decreasing for the three months ended April 30, 2010 versus April 30, 2009 were declines in non-cash compensation (from $65,485 to $4,397), investor relations expense (from $40,000 to $0), legal fees (from $7,749 to $135) and audit fees (from $23,500 to $15,950) for three months ended April 30, 2010. These decreases were offset partially by an increase of $72,532 in salary expense, of which $56,127 results from reclassification of CEO compensation expense from selling to general and administrative expenses.

Selling expenses decreased by 22% from $132,993 for the quarter ended April 30, 2009 to $103,352 for the same period this year. The most significant factor in the $29,641 decrease was the reclassification of $56,127 in CEO compensation expenses from selling to G&A. We cut additional spending in advertising and promotion as we continued to focus our efforts on low-cost personal referral strategies to generate sales leads. Advertising expenses were reduced by $18,208. We also received a $30,000 credit from an advertising vendor in partial settlement of a past due payable balance. Offsetting the large decrease in advertising and promotion expenses and the reclassification of CEO compensation was an increase in sales commissions paid of $70,753. The commission increase is due two significant factors: the first factor was a shift in the way we pay sales agents. For the first two months of the quarter ended April 30, 2009, our sales agents were paid a fixed compensation. For the entire quarter ended April 30, 2010, all of our agents received sales commissions. The second cause of increased commissions was the 174% increase in sales mentioned above. As sales continue to increase, we expect sales compensation costs will continue to increase as well.

Driving the 174% revenue growth was an 80% increase in closed transactions from 15 for the three months ended April 30, 2009 to 34 for three months ended April 30, 2010. An additional factor in our sales growth was a change in our rebate structure. In March 2009, we reduced the rebate we offer to our buyers from 66% of our commission to 50%. In addition, the average sales price of homes sold via our agents increased in the most recent fiscal year. For the three months ended April 30, 2010, the average price of homes sold via Webdigs.com increased to $257,000 from $207,000 for the comparable prior year period.

As mentioned above, we are very satisfied with the results of our Webdigs.com brokerage results for the quarter ended April 30, 2010. On the other hand, the results of our “pay as you go” IggysHouse.com brand have been disappointing. We launched Iggyshouse.com in January 2010 with the expectation that our IggysHouse.com “pay as you go model” would be unique to the consumer real estate market. It provides the value conscious consumer the ability to tightly control their expenditures. IggysHouse.com offers its customers the chance to pay for the exact services they want on a fixed monthly fee of $49.99, which can be continued at the election of the consumer on a month-to-month basis for $49.99 per month. Despite high expectations, sales to date have been very low. We recorded only $459 in sales for the three months ended April 30, 2010. If sales do not improve soon for the Iggys brand, we will have to assess whether the intangible assets related to this brand may be impaired.

We incurred interest costs of $17,520 in the quarter ended April 30, 2010 compared to $55,812 for the period ended April 30, 2009. Of the current quarter’s interest expense, $12,784 is for accrued interest on a loan from our CEO with an additional $4,736 resulting from interest charges passed on from vendors. For the three months ended April 30, 2009, we incurred $52,974 in interest expense for our convertible promissory note with Lantern Advisors. An additional $2,838 in interest was billed to us from vendors bringing total interest for the quarter ended April 30, 2009 to $55,812.

Our joint venture was dissolved on October 26, 2009 so there is no joint venture income for the three months ended April 30, 2010. The loss on change in fair value of derivatives and warrants of $38,154 for the three months ended April 30, 2009 relates to the convertible promissory note mentioned above. There will be no future charges for this note.

For the six month periods ended April 30, 2010 and 2009

The Company incurred operating losses of $679,972 for the six month periods ended April 30, 2010 compared to a loss of $569,604 for the same period last year. Net revenues increased 159% from $97,868 for the six months ended April 30, 2009 to $253,794 for the six months ended April 30, 2010. Real estate transactions closed increased 108% from 25 to 52 for the six month periods ended April 30, 2009 and 2010, respectively. We achieved this growth largely on the basis of person to person referrals, call-ins from “For Sale” signs in customers’ yards and limited internet advertising. We are highly satisfied with the performance of our Webdigs.com brands for the six months ended April 30, 2010. Highlighting our satisfaction is the fact that if we exclude amortization costs from our comparative six month period to period operating results, our operating loss decreased by 52% from $500,685 for the six months ended April 30, 2009 to $242,247 for the six months ended April 30, 2010.

For the six month period ended April 30, 2010, we reduced general and administrative expenses by $94,725, from $347,653 for the six months ended April 30, 2009 to $252,928 for the same period this year. Two main items comprised the decrease: First, non-cash compensation, which relates primarily to accounting for share grants made to company founders, was reduced by $119,051 from $130,970 for the six months ended April 30, 2009 to $11,919 for the six months ended April 30, 2010. The second significant general and administrative expense decrease comes from reductions in investor relations expenses of $32,930. Additionally, an aggressive focus on cost cutting produced expense reductions of $6,055 in audit fees and $7,883 in legal fees. Partially offsetting the above mentioned decreases was an increase of $75,610 for wages and salaries versus the prior year (of which $56,127 can be attributed to re-classifying CEO compensation expense from selling to general and administrative and $19,483 can be attributed to one additional finance and accounting employee on staff in the current year.

We have identified recruitment of agents to be a key component in the growth of our Webdigs.com real estate brokerage. Our selling expenses for the six months ended April 30, 2010 reflects a re-prioritization of our efforts towards lower advertising expenses and incurring more sales agent related costs. Total selling expenses were relatively flat for the six months ended April 30, 2010 and 2009, respectively. We incurred $243,113 in selling expenses for the six months ended April 30, 2010 compared to $250,900 for the same period in fiscal year 2009. As mentioned above, we changed our sales compensation plan in April 2009. Beginning in April 2009, we started paying commissions to our sales agents based upon the real estate transactions they closed. As a result of this change in compensation policy, commission expenses of $128,296 are $105,575 greater for the six months ended April 30, 2010 than they were for the same period last year. In addition, we contracted a part-time consultant to manage theMLSDirect.com website for us. This increased consulting expenses by $15,000 for the six months ended April 30, 2010. Offsetting the increases in commission and consulting fees were decreases of $80,994 in wage and salary expense, of which $56,127 is due to a shift in classification of CEO compensation costs from selling to general and administrative. The remaining difference of $24,867 results from the above mentioned shift from fixed salaries to variable commissions for our sales agents. In addition to wage and salary decreases, we cut advertising and promotion expense by $43,419 for the current year.

For the six months ended April 30, 2010, we incurred $32,282 in interest costs compared to $92,854 for the six months ended April 30, 2009. Interest expense for the six months ended April 30, 2010 includes $20,556 of accrued interest on a loan from our CEO and $11,726 interest charges passed on from vendors. For the six months ended April 30, 2009, we incurred $87,288 in interest expense for our convertible promissory note with Lantern Advisors. In our prior fiscal year, we also were invoiced $5,566 in interest expense from one of our main vendors bringing the total interest for the six months ended April 30, 2009 to $92,854.

The loss on change in fair value of derivatives and warrants of $63,708 for the six months ended April 30, 2009 relates to the convertible promissory note mentioned above. We settled this note on September 30, 2009.

Assets and Employees; Research and Development

Aside from our dedicated team of agents and employees, our primary assets are cash and intellectual-property rights, which are the foundation for our services. Over 90% of our intangible assets were acquired in our June 2009 purchase of the assets of IggysHouse.com. As mentioned above, we re-launched our IggysHouse.com service in January 2010 and believed that the assets we acquired from Iggys, Inc. would be critical to our success. IggysHouse.com was formerly a web-based online real estate brokerage that had operations in 38 states. As mentioned above, results thus far have not been satisfactory with only $459 in revenues for the six months ended April 30, 2010.

Our lackluster results for IggysHouse.com have caused us to re-evaluate our Iggyshoue.com business model. We are currently studying various alternatives to energize the brand through an improved and easier to understand website and refocused marketing. We will not allow IggysHouse.com to be a cash drain for our business, however, and if results continue to disappoint, we will be forced to consider asset impairment in the current fiscal year ending October 31, 2010.

We expect that we will invest time, effort and expense in the continued refinement of our Webdigs.com website. Currently, we expect to spend approximately $20,000 in such improvement activities over the remaining two quarters of fiscal 2010. As of April 30, 2010, we have spent approximately $27,500 on maintenance and improvements of our websites.

Liquidity and Capital Resources; Anticipated Financing Needs

As of April 30, 2010, we had $30,377 of cash and cash equivalents and current liabilities of $1,455,782. The most significant change in liabilities versus October 31, 2009 has been the increase in the balance due our CEO on the convertible note payable he has with us. This balance increased by $304,000 to $477,000 as of April 30, 2010.

We used $271,115 of cash in operating activities during the six months ended April 30, 2010 compared to $281,608 for the six months ended April 30, 2009. Cash used in operations for the six months ended April 30, 2010 included a net loss of $712,254 which was partially offset by $460,809 of various non-cash expenses for depreciation, amortization and share-based compensation. For the six months ended April 30, 2009, these non-cash items plus some additional non-cash items generated by our convertible promissory note and our joint venture totaled $356,102. For the six months ended April 30, 2010, we were able to make progress on reducing balances owed to some of our main vendors through a combination of cash payments by Webdigs and vendor forgiveness of a portion of payables. Offsetting the payables decrease was an increase of $67,134 in accrued expenses. The entire increase in accrued expenses as of April 30, 2010 is due to increases in accrued payroll - primarily due to officers of the company.

For the six months ended April 30, 2010, cash flows used in investing activities included payments of $21,760 for the purchase of website development for the IggysHouse.com website. For the same period last year, we had no investments.

In total, financing activities provided $287,229 and $250,359 for the six month periods ended April 30, 2010 and 2009, respectively. As mentioned above, an increase in the balance due our CEO accounted for financing cash proceeds of $304,000. A decrease in the payable to our group of officers (for commissions and business expenses) accounted for a use of $14,721 for the six months ended April 30, 2010. In the prior year, proceeds from the convertible/promissory note we issued in December 2008 with Lantern Advisors provided net cash proceeds of $226,000. An additional $25,730 was provided by an increase in balances due company officers.

Given our relatively low cash position, our near term focus for the remaining six months of fiscal 2010 continues to be to create positive operating cash flow from our web-assisted real estate brokerage operations. While we believe that our year over year revenue growth will remain strong, we recognize that we will need to raise additional capital to fund our operations beyond the upcoming spring and summer of 2010. We are presently expanding our efforts to recruit agents and believe that these efforts will be successful. We have also received approval from our board of directors to issue up to 15 million new shares of common stock at a price as low as $.03 per share. We believe that this could provide us with up to $450,000 in new operating capital. We also retain our expectation that the growth of our core Webdigs.com brand will provide us with a solid base from which we will be able to raise additional funding in the future. We will also be vigilant in our spending for IggysHouse.com. If IggysHouse.com performance does not improve, we will stop spending money on this brand and may have to impair the related assets.

If we succeed in raising any additional capital, we believe that we will have sufficient capital to fund our operations and expansion for the remainder of the current fiscal year although additional funding will be required thereafter to continue our efforts to expand.

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

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. We have recorded a full valuation allowance against our net deferred tax assets as of April 30, 2010 and 2009 because realization of those assets is not reasonably assured.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted. The portion of ASU 2010-06 that was effective beginning after December 15, 2009 did not have a material effect on the financial position, results of operations or cash flows of the Company. Additionally, the Company does not anticipate that the disclosure requirements applicable to Level 3 transactions that are effective for fiscal years beginning after December 15, 2010 will have a material effect on the financial position, results of operations or cash flows of the Company.

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

Going Concern

The Company incurred significant operating losses for the six months ended April 30, 2010. At April 30, 2010, the Company reports a negative working capital position of $1,378,956 and accumulated deficit of $4,490,017. It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of April 30, 2010, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2009 have not been remediated. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

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

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer
Dated: June 14, 2010

/s/ Edward Wicker
Edward Wicker
Chief Financial Officer
Dated: June 14, 2010

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002