Form 10-Q
period 2010-07-31
WEBDIGS INC
filed 2010-09-14
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  July 31, 2010

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

As of September 14, 2010 there were 33,396,719 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTH
PERIODS ENDED JULY 31, 2010 AND 2009

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-7

F – 1

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2010 (Unaudited)	October 31, 2009 (Audited)

ASSETS

Current assets:
Cash and cash equivalents	$4,685	$36,023
Commissons and fees receivable	14,871	9,449
Prepaid expenses and deposits	5,533	10,847
Other current assets	9,084	10,284

Total current assets	34,173	66,603

Office equipment and fixtures, net	13,932	30,678

Intangible assets, net	133,385	2,103,243

Total assets	$181,490	$2,200,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F – 2

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	July 31, 2010 (Unaudited)	October 31, 2009 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of capital lease obligations	$4,498	$4,197
Accounts payable	143,454	259,064
Accounts payable - minority stockholder	569,949	562,858
Due to officers	8,330	58,606
Convertible notes payable - officer/stockholder	492,800	173,000
Accrued expenses:
Professional fees	29,250	39,000
Payroll and commissions	213,708	53,207
Other liabilities	58,362	20,174

Total current liabilities	1,520,351	1,170,106

Long term liabilities:
Capital lease obligation, less current portion	2,822	6,233

Total liabilities	1,523,173	1,176,339

Stockholders' equity (deficit):
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 33,396,719 common shares issued and
outstanding at July 31, 2010 and October 31, 2009	33,397	33,397
Treasury stock - $.001 par value; 963,628 and 1,063,628 shares held in
treasury as of July 31, 2010 and October 31, 2009, respectively	(240,907)	(265,907)
Additional paid-in-capital	5,045,826	5,034,458
Accumulated deficit	(6,179,999)	(3,777,763)

Total stockholders' equity (deficit)	(1,341,683)	1,024,185

Total liabilities and stockholders' equity (deficit)	$181,490	$2,200,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F – 3

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Gross revenues	$176,159	$451,841	$592,931	$631,033
Less: customer rebates and third-party agent commissions	(54,889)	(204,515)	(217,867)	(285,839)

Net revenues	121,270	247,326	375,064	345,194

Operating expenses:
Selling	114,969	238,270	358,082	489,170
General and administrative	106,707	180,837	359,635	528,490
Amortization of intangible assets	291,188	49,878	728,913	118,797
Impairment charge	1,262,705	-	1,262,705	-

Total operating expenses	1,775,569	468,985	2,709,335	1,136,457

Operating loss from continuing operations	(1,654,299)	(221,659)	(2,334,271)	(791,263)

Other income (expense):
Equity in income from Marketplace Home Mortgage
Webdigs, LLC	-	117	-	18,902
Interest expense	(14,683)	(210,630)	(46,965)	(303,484)
Loss on change in fair value of derivatives and warrants	-	-	-	(63,708)

Total other income (expense)	(14,683)	(210,513)	(46,965)	(348,290)

Loss from continuing operations before income taxes	(1,668,982)	(432,172)	(2,381,236)	(1,139,553)

Income tax provision	-	-	-	-

Net loss from continuing operations	(1,668,982)	(432,172)	(2,381,236)	(1,139,553)

Income from discontinued operations of Marquest
Financial Inc. net of applicable taxes of zero	-	292,686	-	284,409

Net loss	$(1,668,982)	$(139,486)	$(2,381,236)	$(855,144)

Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.05)	$(0.01)	$(0.07)	$(0.04)
Income from discontinued operations	-	0.01	-	0.01
Net loss	$(0.05)	$-	$(0.07)	$(0.03)

Weighted average common shares outstanding -
basic and diluted	33,396,719	28,417,170	33,396,719	24,553,883

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F – 4

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(2,381,236)	$(855,144)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	16,746	10,948
Stock warrant expense to debt holders for agreement modification	-	138,010
Amortization of intangible assets	728,913	145,331
Amortization of convertible note payable discounts	-	129,873
Amortization or debt issuance costs	-	3,520
Impairment charge	1,262,705	-
Loss on change in fair value of derivatives and warrants	-	63,708
Equity in the income of Marketplace Home Mortgage - Webdigs, LLC	-	(18,902)
Share-based compensation	15,368	179,447
Gain on sale of subsidiary	-	(297,412)
Common stock issued for services	-	7,000
Changes in operating assets and liabilities:
Commissions and fees receivable	(5,422)	(19,145)
Prepaid expenses and deposits	5,314	119,109
Other current assets	1,200	(7,955)
Accounts payable	(115,610)	(25,893)
Accounts payable - minority stockholder	7,091	76,580
Accrued expenses	117,476	48,481
Other liabilities	38,188	3,728
Net cash flows used in operating activities	(309,267)	(298,716)

Cash flows from investing activities:
Purchase of equipment and intangible assets	(21,760)	(157,733)
Cash paid for business acquisition	-	(5,000)
Net cash flows used in investing activities	(21,760)	(162,733)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	335,500
Proceeds from issuance of convertible debentures, net of debt issuance
costs of $4,000 and unrelated accrued legal fees of $20,000	-	226,000
Principal payments on convertible/promissory note	-	(100,000)
Proceeds from issuance of convertible notes payable to officer/stockholder	319,800	-
Increase (decrease) in due to officers	(17,001)	11,294
Principal payments on capital lease obligations	(3,110)	(2,838)
Net cash flows provided by financing activities	299,689	469,956

Net change in cash and cash equivalents	(31,338)	8,507

Cash and cash equivalents, beginning of period	36,023	37,802

Cash and cash equivalents, end of period	$4,685	$46,309

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F – 5

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2010	2009
	(unaudited)	(unaudited)

Supplemental cash flow information
Cash paid for interest	$-	$16,958

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock to convertible debt holder as a discount on the debt	$-	$20,000

Discount on convertible debt due to detachable warrant and embedded
conversion option	$-	$127,583

Accrued legal fees paid from convertible debenture proceeds	$-	$20,000

Related party contribution of Webdigs common stock to consultant for prepaid
consulting fees	$-	$40,000

Common stock issued for prepaid consulting fees	$-	$80,000

Reclassification of amounts due to officers as accrued expenses	$33,275	$-

Webdigs common stock received in connection with the divestiture of Marquest Financial, Inc.	$-	$265,907

Issuance of common stock to acquire Iggy’s assets ($17,648 for computer hardware and $1,797,977 for intangible assets)	$-	$1,815,625

Issuance of common stock to acquire theMLSDirect.com	$-	$47,000

Convert accrued officer salary to common stock	$-	$55,000

Void forfeited balance of unearned compensation	$-	$41,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F – 6

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no effect on our results of operations or stockholder’s equity as previously reported.

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

All of the Company’s real estate brokerage operations are operated under Webdigs, LLC. Our three main real estate brokerage brands are Webdigs, Iggys House and theMLSDirect.com.   Webdigs.com is a web-assisted real estate website and brokerage, offering a similar customer experience as a full service brokerage utilizing a discounted percentage fee structure for listing services to their selling customers and a graduated fee structure for their buying customers by rebating up to 1% of the sale price of the home to the buyer. IggysHouse.com is a web-assisted real-estate listing service which enables the customer to pay a monthly discounted fee of $49.95 to list their homes on their local real estate multiple listing service. Our third brand, theMLSDirect.com, offers consumers a flat-fee MLS listing for $299. Similar to IggysHouse.com, there is a full menu of add-on services available for customers to purchase.

F – 7

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

Basis of Consolidation

The consolidated financial statements for the three and nine month periods ended July 31, 2010 and 2009 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes wholly-owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC.  The consolidated financial statements for Webdigs, Inc. for the three and nine month periods ended July 31, 2009 also includes its former wholly-owned subsidiary of Marquest Financial Inc. (Marquest). The Company divested Marquest on June 4, 2009 (see Note 5).  The net results from Marquest have been segregated for all periods presented in the statement of operations.   The investment of Marketplace Home Mortgage – Webdigs, LLC (49% ownership) was recorded on the equity method.  This unconsolidated joint venture was dissolved on October 26, 2009 (see Note 7). All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Website Domain Names
The Company capitalizes the fair value of website domain names acquired through business combinations or asset acquisitions.  The Company purchased 17 domain names in 17 states in May 2009 from theMLSDirect.com and are amortizing the fair value of these names over a 2 year estimated useful life.

The Company reviews the carrying values of its intangible asset whenever facts and circumstances indicate the assets may be impaired. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value.

F – 8

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

The Company has experienced limited revenue from the IggysHouse.com website since it went live on January 6, 2010. A continued lack of growth from this website has resulted in the Company’s management evaluating the intangible assets acquired from IggysHouse.com with respect to future financial results and cash flows.  As a result of this review, the Company’s management determined that the estimated future undiscounted cash flows of the intangible assets were less than their carrying value. At July 31, 2010, the IggyHouse.com assets had a net carrying value of $1,351,455.  The estimated fair value of the intangible assets was reduced to $100,000 at July 31, 2010 (See Note 6). As a result, the Company recognized an impairment loss of $1,251,455 for the three month period ended July 31, 2010.

A separate impairment test for the intangible assets acquired in the May 2009 acquisition of the MLSDirect,com also produced an impairment charge of $11,250.  The Company’s re-evaluation of the 17 affiliate broker relationships acquired as part of the acquisition revealed than none of the 17 affiliates were acting as brokers for the MLSDirect.com as of July 31, 2010.   After the impairment charge, the Company maintains an intangible asset balance of assets for the MLSDirect.com of $10,412 for the domain names acquired as part of the MLSDirect.com acquisition.

Including the remaining $22,973 net value of the Company’s Webdigs.com website, as of July 31, 2010, the Company’s total net intangible assets are $133,385.

Investment in Marketplace Home Mortgage – Webdigs, LLC

On August 1, 2008, the Company contributed non-cash assets into a joint venture created with Marketplace Home Mortgage, LLC for a 49% ownership interest (see Note 7). The Company previously accounted for its investment in the joint venture using the equity method. Accordingly, the Company recorded an increase in its investment for contributions to the joint venture and for its 49% share of any income of the joint venture, and a reduction in its investment for its 49% share of any losses of the joint venture or disbursements of profits from the joint venture.  On October 26, 2009, the Company and Marketplace Home Mortgage, LLC agreed to dissolve Marketplace Home Mortgage – Webdigs, LLC.  All remaining assets were distributed upon dissolution.

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

F – 9

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance against its net deferred tax assets as of July 31, 2010 and October 31, 2009 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at July 31, 2010 and October 31, 2009.

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

The Company has incurred significant operating losses for the three and nine month periods ended July 31, 2010 and 2009.  At July 31, 2010, the Company reports a negative working capital position of $1,486,178, and an accumulated deficit of $6,179,999.  It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

F – 10

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of debt to its officers and other private placements.  The Company is also working with some of its current vendors (including the Company’s principal website developer/minority stockholder) to potentially negotiate a payout settlement that could be less than the July 31, 2010 balances owed. Although the Company intends to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.  The Company significantly reduced operating expenditures during the year ended October 31, 2009 and has continued reducing operating expenses during the nine months ended July 31, 2010.  Management of the Company anticipates that further expense reductions will be difficult to achieve during the last quarter of our current fiscal year.   The Company expects to increase revenues through its existing Webdigs.com customer base, increased website traffic (driven largely by internet advertising) and the addition of real estate agents joining the Webdigs team in the months ahead.

4	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $569,949 at July 31, 2010 and $562,858 at October 31, 2009.  The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at July 31, 2010.  For the nine month periods ended July 31, 2010 and 2009, the Company incurred $57,091 and $126,579 in services and rent from this related party, respectively. Included in these amounts is office rent expense for the Company of $31,500 for each of the nine month periods ended July 31, 2010 and 2009.  The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis.  The Company is currently in negotiations with the website developer to settle this debt with cash and some form of the Company’s equity.

Due to Officers

As of July 31, 2010 and October 31, 2009, the Company was indebted to its officers for amounts totaling $8,330 and $58,606 respectively, for business expenses.  All of the indebtedness represents non-interest bearing payables due on demand.

F – 11

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

Convertible Note Payable – Officer/Stockholder

During the nine months ended July 31, 2010, the Company borrowed $319,800 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%.   At July 31, 2010 and October 31, 2009, the balances due under this note were $492,800 and $173,000, respectively.   The board of directors has approved conversion of up to $300,000 of the note into the Company’s common stock at $0.11 per share at any time.  An additional $166,000 of the note has been approved for conversion into the Company’s common stock at a price equal to the price of shares to potentially be sold to current shareholders under a resolution passed by the Company’s board of directors on April 23, 2010.   Under the April 23, 2010 resolution, the Company is authorized to sell up to 15 million shares of the Company’s common stock to existing shareholders at a price as low as $0.03 per share.   There was no beneficial conversion feature for the first conversion element because the Company’s stock price was trading at $0.11 at the time the Board of Directors approved the first conversion feature (allowing the CEO to convert shares at $0.11 per share).  The second conversion feature is a contingent conversion feature and will need to be reviewed for a beneficial conversion feature if and when the conversion occurs.  For the three and nine month periods ended July 31, 2010, the Company incurred $14,497 and $35,053 of interest expense in connection with this note, respectively.   Accrued interest due under the note as of July 31, 2010 was $36,469.

5	DISCONTINUED OPERATIONS

On June 4, 2009, the Company sold its 100% equity interest in Marquest Financial, Inc., a non-operating entity which until August 2008 had been the Company’s principal mortgage brokerage operation, back to its former owner and founder.

As of July 31, 2010 and for the three and nine month periods ended July 31, 2010, there were no assets or liabilities related to the discontinued operations and there were no revenues and expenses. All of the assets and liabilities were sold back to its former owner as of June 4, 2009.

A summarized statement of operations for the discontinued operations for the comparable three and nine month periods ended July 31, 2009 is as follows:

F – 12

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

Discontinued Operations of	Three months ended	Nine months ended
Marquest Financial, Inc.	July 31, 2009	July 31, 2009

Net revenue	$-	$-
Operating loss	(4,726)	(13,003)
Other income	297,412	297,412

Earnings before income taxes	292,686	284,409

Income taxes	-	-

Net operating income	$292,686	$284,409

6	FIXED ASSETS AND INTANGIBLE ASSETS

At July 31, 2010 and October 31, 2009, the Company’s fixed assets are as follows:

Fixed Assets	July 31, 2010	October 31, 2009

Furniture and Fixtures	$9,981	$9,981
Computer hardware	50,972	50,972

	60,953	60,953

Accumulated depreciation	(47,021)	(30,275)

Net fixed assets	$13,932	$30,678

Depreciation expense amounted to $5,582 and $4,260 for the three month periods ended July 31, 2010 and 2009, respectively.  For the nine month periods ended July 31, 2010 and 2009, depreciation expense was $16,746 and $10,948, respectively.

F – 13

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

At July 31, 2010 and October 31, 2009, the Company’s intangible assets are as follows:

Intangible Assets	July 31, 2010	October 31, 2009

Website Software	$1,793,397	$1,771,637

Customer lists	355,922	355,922

Non-compete agreements	266,019	266,019
Other	52,000	52,000

	2,467,338	2,445,578

Accumulated amortization	(1,071,248)	(342,335)

Net before impairment charge	1,396,090	2,103,243

Impairment charge	(1,262,705)	-

Net intangible assets	$133,385	$2,103,243

The acquired intangible assets of IggysHouse.com, Webdigs.com and the MLSDirect.com were tested for impairment on July 31, 2010. At this time, the carrying value of these assets was reduced to $133,385, resulting in an impairment charge of $1,262,705 for the three month period ended July 31, 2010. Amortization expense of intangible assets amounted to $291,188 and $49,878 for the three month periods ended July 31, 2010 and 2009, respectively. For the nine month periods ended July 31, 2010 and 2009, amortization expense of intangible assets was $728,913 and $145,331, respectively. The Company also capitalized $21,760 in development costs relating to the IggysHouse.com website during the nine month period ended July 31, 2010.

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

F – 14

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

At October 31, 2009 and July 31, 2010, there were no assets or liabilities related to the investment in Marketplace Home Mortgage – Webdigs, LLC and there were no operational activities for the three and nine month periods ended July 31, 2010. See the table below for a summarized statement of operations for this joint venture for the three and nine month periods ended July 31, 2009:

	Three months ended	Nine months ended
	July 31, 2009	July 31, 2009

Revenue	$-	$246,413
Operating expenses	(1,314)	(212,491)

Operating income (loss)	(1,314)	33,922

Other expense	-	-

Net income (loss)	$(1,314)	$33,922

The Company's share in the income of Marketplace Home Mortgage Webdigs, LLC (49%)	$(643)	$16,622
Amortization of deferred gain on transfer of non-cash assets	760	2,280

Net equity in the income of Marketplace Home Mortgage - Webdigs, LLC	$117	$18,902

8	SHARE-BASED COMPENSATION

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.  Total stock-option compensation expense included in the Company's consolidated statements of operations for the nine months ended July 31, 2010 and 2009 was $8,243 and $18,861, respectively.  This expense is included in general and administrative expense. The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the three and nine month periods ended July 31, 2010 and 2009.  As of July 31, 2010, the Company had $2,080 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted average period of 12 months.

The following is a summary of stock option activity for the nine month period ended July 31, 2010:

F – 15

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

				Weighted average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	options	exercise price	value	(years)

Outstanding at October 31, 2009	1,000,000	$0.25	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(200,000)	-	-

Outstanding at July 31, 2010	800,000	$0.25	$-	3.13

Exercisable at July 31, 2010	750,000	$0.25	$-	3.05
The aggregate intrinsic value in the table above represents the difference between the closing stock price on July 31, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on July 31, 2010.  There were no options exercised during the nine months ended July 31, 2010.

Restricted Stock Compensation

The Company recorded $7,125 and $160,586 of stock compensation expense in the consolidated statement of operations related to vested shares (restricted stock) for the nine month periods ended July 31, 2010 and 2009, respectively.

A summary of the status of non-vested shares and changes as of July 31, 2010 is set forth below:

F – 16

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

	Restricted	Unearned
	Shares	Compensation

Outstanding, October 31, 2008	1,940,813	198,490
Granted	-	-
Vested	(652,311)	(60,860)
Forfeited/canceled		-
Outstanding, January 31, 2009	1,288,502	137,630
Granted	-	-
Vested	(652,309)	(60,861)
Forfeited/canceled	-	-
Outstanding, April 30, 2009	636,193	76,769
Granted	50,000	12,500
Vested	(407,999)	(38,865)
Forfeited/canceled	(240,970)	(41,098)
Outstanding, July 31, 2009	37,224	9,306
Granted		-
Vested	(24,724)	(6,181)
Forfeited/canceled	-
Outstanding, October 31, 2009	12,500	3,125
Granted	-	-
Vested	(12,500)	(3,125)
Forfeited/canceled	-	-
Outstanding, January 31, 2010	-	-
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Outstanding, April 30, 2010	-	-
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Outstanding, July 31, 2010	-	$-

Stock Warrants

The following is a summary of stock warrant activity for the nine month period ended July 31, 2010:

F – 17

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	warrants	exercise price	value	(years)

Outstanding at October 31, 2009	500,000	$0.13	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(300,000)	0.01	-

Outstanding at July 31, 2010	200,000	$0.30	$-	1.36

Exercisable at July 31, 2010	200,000	$0.30	$-	1.36

9	SHAREHOLDERS EQUITY

In May 2010, the Company issued 100,000 treasury common stock shares, held by the Company, to an employee as compensation with a total fair value of $4,000.  The treasury shares had a cost of $25,000 and the resulting $21,000 difference was recorded against the accumulated deficit account.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine month periods ended July 31, 2010 and 2009, respectively.

F – 18

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

	Three months ended		Nine months ended
	July 31,		July 31,
Basic earnings per share calculation:	2010	2009	2010	2009

Net loss from continuing operations	$(1,668,982)	$(432,172)	$(2,381,236)	$(1,139,553)
Net income (loss) from discontinued operations	-	292,686	-	284,409
Net loss	$(1,668,982)	$(139,486)	$(2,381,236)	$(855,144)

Weighted average of common shares outstanding	33,396,719	28,417,170	33,396,719	24,553,883

Net loss per share - basic
Loss from continuing operations	$(0.05)	$(0.01)	$(0.07)	$(0.04)
Loss from discontinued operations	-	0.01	-	0.01
Net loss per basic share	$(0.05)	$-	$(0.07)	$(0.03)

Diluted earnings per share calculation:

Net loss from continuing operations	$(1,668,982)	$(432,172)	$(2,381,236)	$(1,139,553)
Net income (loss) from discontinued operations	-	292,686	-	284,409
Net loss	$(1,668,982)	$(139,486)	$(2,381,236)	$(855,144)

Weighted average of common shares outstanding	33,396,719	28,417,170	33,396,719	24,553,883
Stock options (1)	-	-	-	-
Stock warrants (2)	-	-	-	-
Convertible notes payable - officer/stockholder (3)	-	-	-	-

Diluted weighted average common shares outstanding	33,396,719	28,417,170	33,396,719	24,553,883

Net loss per common share - diluted
Loss from continuing operations	$(0.05)	$(0.01)	$(0.07)	$(0.04)
Loss from discontinued operations	-	0.01	-	0.01
Net loss per diluted share	$(0.05)	$-	$(0.07)	$(0.03)
F – 19

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2010 and 2009

(1)
The dilutive effect of stock options in the above table excludes 800,000 and 600,000 of underlying stock options for the three and nine month periods ended July 31, 2010 and 2009, respectively as they would be anti-dilutive to our net loss for those periods.

(2)
The dilutive effect of stock warrants in the above table excludes 200,000 and 500,000 of underlying stock warrants for the three and nine month periods ended July 31, 2010 and 2009, respectively, as they would be anti-dilutive to our net loss for those periods.

(3)	The dilutive effect of potential convertible notes equivalent to 2,727,273 shares related to the loan from our CEO has been excluded as it would be anti-dilutive to our net loss for those periods.

11	SUBSEQUENT EVENTS

Loan from Related Party

From July 31, 2010 to September 13, 2010, the Company’s Chairman and Chief Executive Officer loaned the Company $17,700 under the Convertible Note Payable – Officer/Stockholder (See Note 4). The total principal amount outstanding at September 13, 2010 is $510,500.

F – 20

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

We operate under three brands. Webdigs.com, our first brand, is our full-service discounted real estate brokerage.  Webdigs offers rebates to its customers of up to 1% of the sales price of the home they purchase through us and offers listing services starting as low as 3.99% (compared to a traditional full-service brokerage which we believe most often charge 5-7% for listing service).

Our second brand, IggysHouse.com, which launched in January 2010, is a month-to-month listing service that allows home sellers to list their home on their local MLS and on IggysHouse.com completely free for 30 days. After 30 days, the seller has the option to continue to list their home for a flat fee of $49.95 per month, with various other ala carte services available for purchase.

Our third brand, theMLSDirect.com, offers a $299 fixed price six month MLS listing to consumers not wishing to engage the services of a listing real estate agent.   TheMLSDirect.com appeals to consumers who otherwise might choose to sell their home themselves without a realtor (commonly referred to as For Sale by Owner).

Currently, we market to potential customers principally through internet ad campaigns, limited but highly targeted e-mail, direct mail, and print advertising.  Our most consistent source of business, however, has been referrals from previous satisfied customers of our Webdigs.com business.

Results of Operation

For the three month periods ended July 31, 2010 and 2009

Our third quarter results were very disappointing.    For the quarter ended July 31, 2010 our net revenue fell 51% to $121,270 from $247,326 for the same period in 2009.    On a transaction basis, we closed 34 home sale transactions in the quarter ended July 31, 2010.  In 2009, we closed 62 transactions in the same period.  Our operating loss for the three months ended July 31, 2010 was $1,654,299 compared to $221,659 for the comparable three month period ended July 31, 2009.   Fueling the large operating loss increase was an impairment charge of $1,262,705 for the write-down of selected intangible assets purchased in 2009 for our IggysHouse.com and MLSDirect.com business units.   On a comparable basis excluding the impairment charge, operating losses increased by $169,935 from $221,659 for the three month period ended July 31, 2009 to $391,594 for the three months ended July 31, 2010.   If we further exclude amortization from our operating losses, our operating loss from continuing operations declined in 2010 by 42% - from $171,781 to $100,406.

We believe the sales decrease results largely from the expiration of the April 30, 2010 federal government’s home buyer tax credit program.  The home buyer tax credit program, while well intentioned, seems to have served more to move home buying forward than actually increasing home buyer demand.  In the Twin Cities, our principal market, July 2010 signed home sales agreements fell 38% from July 2009 to the lowest level in over 10 years according to data included in the Minneapolis Area of Realtors (MAR) Monthly Indicators Report for July 2010.  MAR also reports that “there were 3,226 signed purchased agreements in July (for the Twin Cities MLS area), a decrease of 1,948 contracts from last year.”   Seller activity has also slowed.

We also made a significant change in pricing in the quarter ended July 31, 2010.  We revised our overall buyer rebate program to make it simpler for our customers to understand.  Up until June 2010, we offered buyers a cash rebate of up to 50% of the commission Webdigs received as the buyer’s broker in a transaction.  This typically averaged 1.35% of the sales price of the home. Starting in June, we switched our rebate to a straight 1% of the home purchase price.  In both cases, we will maintain our minimum commission at $3,000.   We are confident the simplified rebate structure will benefit us in the future.  It is much easier for a prospective customer to calculate 1% of the sales price of a home than it is to calculate 50% of our broker commission.  Furthermore, we will actually save money by switching to the clearer pricing structure.  We hope to notice a benefit to this policy change in the upcoming quarter.

Helping us reduce our non-GAAP operating loss (excluding amortization and impairment charges) were significant decreases in selling and general and administrative expenses.   We reduced selling expenses by 52% from $238,270 for three months ended July 31, 2009 to $114,969 for the comparable period in 2010.  The most significant selling expense decreases come from a decrease in sales commission expense resulting from the year to year decline in sales and our own restraint in spending.    Our sales commission expenses declined by $47,760 (43%) due to decreased sales.  We also cut advertising and promotion expenses by $17,864 (58%) versus last year.  We continue to strive to reach a break-even quarterly cash flow.  For that reason, we have also reduced staffing and cut spending on our website.  We reduced selling related wages and salaries by about $29,416 for the three months ended July 31, 2010.  In addition, we reduced website maintenance spending by $19,097.   We are in the process of developing a new more cost-effective website that should be implemented in September 2010.  For that reason, we anticipate spending almost no money on new activities for our existing website.

In addition to our selling expense cuts, we reduced general and administrative spending by $74,130 ($106,707 for the quarter ended July 31, 2010 versus $180,837 for the same period last year).  The primary factors in our general and administrative expenses were decreased non-cash compensation costs and investor relations expenses.  Overall non-cash compensation costs decreased by $45,030 for the three months ended July 31, 2010 versus July 31, 2009 (from $48,479 to $3,449).  We also achieved reductions in  investor relations expense (from $80,000 to $0).   Offsetting some of the expense reductions was an increase in wage and salary expense of $49,243.  Of this total, nearly $33,000 comes from recognition this year that some previously classified executive salaries are more administrative than selling related in nature.  These costs were classified as selling expenses for the three months ended July 31, 2009.  In addition, we accrued an additional $9,973 for administrative payroll for the quarter ended July 31, 2010. The remaining difference can be attributed to having one more full-time accounting staff person than last year.  This represents a year over year salary expense increase of $6,270.

Our biggest disappointment for the quarter continues to be our “pay as you go” IggysHouse.com brand.  For the quarter ended July 31, 2010, we recorded only $1,566 in revenue for Iggyshouse.com.  We launched the brand in January 2010 with the expectation that our “pay as you go model” would be unique to the consumer real estate market and capable of generating significant revenues.  Combined with the revenues recorded by IggysHouse.com for the 4 months ended April 30, 2010, IggysHouse.com has only provided us $2,026 in total revenue since its launch in January 2010.

The financial struggles of IggysHouse.com have forced us to record an impairment charge of $1,251,455 for the three months ended July 31, 2010.     The only remaining intangible asset relating to IggysHouse.com is the website and associated database.  We have re-valued these together at $100,000.

While IggysHouse.com has disappointed, we remain hopeful that the brand will eventually produce positive results. As of August 1, 2010, we have temporarily switched Iggys to a lower cost website platform.   We have also upgraded the consumer interface portion of the new website.  Results of these two changes have been moderately encouraging.  In August 2010, we recorded by far the most monthly revenues ever for IggysHouse.com.  We recorded $1,563 in sales revenue, 77% of the $2,026 total we had booked in the first seven months since Iggys launch in January 2010.   We believe the IggysHouse.com website technology, which we have temporarily stopped using, remains a valuable asset.  It can handle massive transaction volumes and activity and will be useful to us if the Iggys brand grows substantially.  If not, our analysis suggests there will be a ready market for the website technology for use in a high volume national real estate operation.

In addition to the IggysHouse.com intangible asset impairment charge, we also took a $11,250 impairment charge for our MLSDirect.com intangible assets.  The $11,250 represents the remaining book value of MLSDirect’s affilitate broker relationships that were assumed by Webdigs in its acquisition of the MLSDirect in May 2009.   Due to our focus on the Minnesota and Florida markets for our MLSDirect.com brand, we have not realized value from the affiliate broker relationships in other states for the MLSDirect.  These relationships no longer retain any value and therefore the impairment was necessary.    The encouraging part of our MLSDirect.com business is that our core markets in Florida and Minnesota are healthy and vibrant with quarterly revenues up 109% versus the quarter ended April 30, 2010 to $5,477.  For the three months ended July 31, 2009 MLSDirect.com produced only $205 in sales revenue.

We incurred interest costs of $14,683 in the quarter ended July 31, 2010 compared to $210,630 for the period ended July 31, 2009.  Of the current quarter’s interest expense, $14,497 is for accrued interest on a loan from our CEO with an additional $186 resulting from interest charges passed on from vendors.   For the same period ended July 31, 2009, we experienced significant interest costs of $210,630.    Of the $210,630, approximately $202,000 related to a now repaid promissory note with Lantern Advisors LLC.  The remaining increase of approximately $8,000 comes from interest charges from our suppliers for overdue payables.

Our joint venture was dissolved on October 26, 2009, so there is no joint venture income for the three months ended July 31, 2010.

We also booked a net gain of $292,686 on the disposition of Marquest Financial, Inc. in June 2009.

For the nine month periods ended July 31, 2010 and 2009

The Company incurred operating losses of $2,334,271 for the nine month period ended July 31, 2010 compared to a loss of $791,263 for the same period last year.  Net revenues increased 9% from $345,194 for the nine months ended July 31, 2009 to $375,064 for the nine months ended July 31, 2010.  Our revenues increased over the prior year as a result of higher net revenues per transactions (up 11% from $3,831 in FY 2009 to $4,263 in FY 2010) and incremental revenues of $2,026 from IggysHouse.com and $11,590 from the MLSDirect.com in the current fiscal year.  On a transaction basis, we were stagnant as real estate transactions closed dropped by one from 87 to 86 for the nine months ended July 31, 2009 and 2010, respectively.

As noted above, we lost our sales momentum in the most recent three month period ended July 31, 2010.  Through April 30, 2010, year to date sales had risen by 159%.  To have to report that year to year revenue growth had dropped to only 9% for the nine months ended July 31, 2010 versus the nine months ended July 31, 2009 really stings.   Though valid reasons exist for our current struggles, namely the expiration of the federal government generous home buyer tax credits and overall sluggishness of the economy, we acknowledge that we must re-ignite our sales engine in the months ahead.

Fortunately, we believe that we have excelled at controlling expenses.  For the nine month period ended July 31, 2010, we reduced general and administrative expenses by $168,855 from $528,490 for the nine months ended July 31, 2009 to $359,635 for the same period this year.  Two main items comprised the decrease:  First, non-cash compensation, which relates primarily to accounting for share grants made to company founders, was reduced by $164,079 from $179,447 for the nine months ended July 31, 2009 to $15,368 for the nine mo nths ended July 31, 2010.  The second significant general and administrative expense decrease comes from reductions in investor relations expenses of $95,000.  Additionally, an aggressive focus on cost cutting produced expense reductions of approximately $25,000 in legal fees.  Partially offsetting the above mentioned decreases was an increase of $115,015 for wages and salaries versus the prior year (of which $88,145 can be attributed to re-classifying CEO compensation expense from selling to general and administrative and $26,870 can be attributed to having one additional accounting and finance employee on staff in the current year.

We have identified recruitment of agents to be a key component in the growth of our Webdigs.com real estate brokerage.  Our selling expenses for the nine months ended July 31, 2010 reflects a continuation of our re-prioritization of efforts towards lower advertising expenses offset by increased emphasis on the creation of a high performance sales team.   Total selling expenses declined by 27% to $358,082 for the nine months ended July 31, 2010 from $489,170 for the nine months ended July 31, 2009.   The biggest components of the selling expense decrease were cuts of $61,283 in advertising and promotion expense.   Of the remaining decrease in selling expenses, $88,145 comes from a reclassification this year of a portion of our CEO compensation costs into general and administrative expenses.  Small increases in sales compensation costs due to a higher rate of payment on closed transactions and the contracting of a part time consultant to run our MLSDirect operation accounts for the offset to the two decreases mentioned above.      We do expect sales commissions and overall sales compensation costs to continue to increase in coming months as we recently have enacted a more generous sales commission plan that should help us recruit new agents.

For the nine months ended July 31, 2010, we incurred $46,965 in interest costs compared to $303,484 for the nine months ended July 31, 2009.    Interest expense for the nine months ended July 31, 2010 includes $35,053 of accrued interest on a loan from our CEO and $11,912 interest charges passed on from vendors.   For the nine months ended July 31, 2009, we incurred $289,400 in interest expense for our convertible promissory note with Lantern Advisors.  In our prior fiscal year, we also were invoiced $14,084 in interest expense from one of our main vendors bringing the total interest for the nine months ended July 31, 2009 to $303,484.

The loss on change in fair value of derivatives and warrants of $63,708 for the nine months ended July 31, 2009 relates to the convertible promissory note mentioned above.   We settled this note on September 30, 2009.

Assets and Employees; Research and Development

Aside from our dedicated team of agents and employees, our primary assets are cash and intellectual-property rights, which are the foundation for our services. As mentioned above, in the current quarter ended July 31, 2010, we were forced to take a $1,251,455 impairment charge against intangible assets acquired in our June 2009 IggysHouse.com asset purchase.  As mentioned above, we re-launched our IggysHouse.com service in January 2010 and believed that the assets we acquired from Iggys, Inc. would be critical to our success.  IggysHouse.com was formerly a web-based online real estate brokerage that had operations in 38 states.   As mentioned above, results thus far have not been satisfactory with only $2,026 in revenues for the nine months ended July 31, 2010.

As of July 31, 2010, we revalued the intangible assets for the IggysHouse.com website and database to be only worth $100,000.   We believe this valuation represents a reasonable resale valuation for a self-service online MLS listing service capable of handling hundreds of thousands of listings.

Philosophically, we are now looking to maximize our cash flows and minimize fixed asset investment.  For that reason, prior to the end of fiscal year 2010, we will replace our current Webdigs.com website with a new site that should require significantly less ongoing maintenance costs than our current website.  The website, which will be built to our exact specifications at minimal cost, will not produce any intangible assets but will provide our sales and marketing teams with enhanced capabilities to market our services and serve our consumers.  The existing website will be fully amortized in September 2010 - approximately the same time we will start up with our new website solution.

Liquidity and Capital Resources; Anticipated Financing Needs

As of July 31, 2010, we had $4,685 of cash and cash equivalents and current liabilities of $1,520,351.  The most significant change in liabilities versus October 31, 2009 has been the increase in the balance due our CEO on the convertible note payable he has with us.   This balance increased by $319,800 to $492,800 as of July 31, 2010.

We used $309,267 of cash in operating activities during the nine months ended July 31, 2010 compared to $298,716 for the nine months ended July 31, 2009.  Cash used in operations for the nine months ended July 31, 2010 included a net loss of $2,381,236 which was partially offset by $2,023,732 of various non-cash expenses for depreciation, amortization, impairment charges, and share-based compensation.  For the nine months ended July 31, 2009, these non-cash items plus some additional non-cash items generated by our convertible promissory note and our joint venture totaled $361,523. For the nine months ended July 31, 2010, we were able to make progress on reducing balances owed to some of our main vendors through a combination of cash payments by Webdigs and vendor forgiveness of a portion of payables.   Offsetting a payables decrease of $108,519 100,615 was an increase of $117,476 in accrued expenses.  The entire increase in accrued expenses as of July 31, 2010 is due to increases in accrued payroll - primarily due to officers of the company.

For the nine months ended July 31, 2010, cash flows used in investing activities included payments of $21,760 for the purchase of website development for the IggysHouse.com website.   For the same period last year, we used $162,733 in cash to purchase the assets of IggysHouse.com and the MLSDiect.com.

In total, financing activities provided $299,689 and $469,956 for the nine month periods ended July 31, 2010 and 2009, respectively.    As mentioned above, an increase in the balance due our CEO accounted for financing cash proceeds of $319,800.  A decrease in the payable to our group of officers (for commissions and business expenses) accounted for a use of $17,001 for the nine months ended July 31, 2010.    In the prior year, proceeds from the convertible/promissory note we issued in December 2008 with Lantern Advisors provided net cash proceeds of $226,000.  We also raised $335,500 in cash from the sale of common stock in the quarter ended July 31, 2009. An additional $11,294 was provided by an increase in balances due company officers.

Given our relatively low cash position, our near term focus for the remaining three months of fiscal 2010 continues to be to create positive operating cash flow from our web-assisted real estate brokerage operations.    While we believe that our year over year revenue growth will rebound in the fourth quarter of our current year, we recognize that we will need to continue to manage our working capital to the absolute most stringent standard possible.   We are presently expanding our efforts to recruit agents and believe that these efforts will be successful.

We also retain our expectation that the growth of our core Webdigs.com brand will provide us with a solid base from which we will be able to raise additional funding in the future.  The repositioning of IggysHouse.com to a new website interface which took place in August 2010 appears promising. We expect that lower Iggys operating expenses and higher Iggys revenues will help us in reaching our goal of generating positive cash flow sometime in fiscal 2011.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate these estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   Our significant estimates are 1) determining the life and fair value of our website and customer list intangible assets, 2) determining some of the inputs for our stock option fair value calculation and 3) assessing the valuation allowance for income taxes.

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

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  We have recorded a full valuation allowance against our net deferred tax assets as of July 31, 2010 and 2009 because realization of those assets is not reasonably assured.

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

Website Domain Names
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

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. We expect revenues in each quarter to be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing.    A typical real estate transaction has a 30 day lag between contract signing and closing of the transaction.  As we look ahead, we expect improved results in our current quarter versus our recent quarter ended July 31, 2010 despite a typical seasonal fall slowdown.

Going Concern

The Company incurred significant operating losses for the nine months ended July 31, 2010. At July 31, 2010, the Company reports a negative working capital position of $1,486,178 and accumulated deficit of $6,179,999.  It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of July 31, 2010, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2009 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

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

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer
Dated: September 14, 2010

/s/ Edward Wicker
Edward Wicker
Chief Financial Officer
Dated: September 14, 2010

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002