Form 10-K
period 2010-10-31
WEBDIGS INC
filed 2011-01-12
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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
    ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant (non-affiliates) was approximately $759,000 as of the last day of the Company’s most recently completed second fiscal quarter of April 30, 2010 when the last reported sales price was $0.04 per share.  As of December 30, 2010, 33,396,719 shares of common stock were outstanding.

Webdigs, Inc.
Form 10-K
Table of Contents

PART I
ITEM 1. BUSINESS

Overview of our Business and its History

We are a web-assisted real estate services company primarily focused on residential home buyers and sellers. We utilize the Internet, proprietary technology and efficient business processes to attempt to deliver significant savings to our home sellers and rewards to our home buyers over the traditional “full commission” real estate brokerage model.  We attempt to emphasize client service, when and as needed or requested by our clients, to separate us from other  real estate services and discount brokerage models; and we attempt to provide efficiency and cost savings that will differentiate us from traditional brokerage models.

We operate under three brands. Webdigs.com, our first brand, is our full-service discounted real estate brokerage.  Webdigs offers rebates to its customers of up to 1% of the sales price of the home they purchase through us and offers listing services below the price of traditional full-service brokerages as well.  We do not mandate that our Webdigs real estate agents charge a pre-determined price for listing a seller’s home, but believe that all of our agents offer listings to their customers for less than other traditional brokerages, who we believe most often charge 5-7% for listing services.

Our second brand, IggysHouse.com, which launched in January 2010, is a month-to-month listing service that allows home sellers to list their home on their local MLS through our licensed real estate broker partners (who, pursuant to the rules of the MLS, are the only parties eligible to submit listings on the MLS) and on IggysHouse.com for a flat fee of $49.95 per month, with various other ala carte services available for purchase.

Our third brand, theMLSDirect.com, offers a $299 fixed price six month MLS listing, utilizing our licensed real estate broker partners, to consumers not wishing to engage the services of a listing real estate agent.

Currently, we market to potential customers principally through internet ad campaigns, limited but highly targeted e-mail, and direct mail.  Our most consistent source of business, however, has been referrals from previous satisfied customers of our businesses.

Background and Industry Trends

We believe that the real estate market is undergoing a dramatic change not dissimilar to that previously experienced by traditional stock brokerages. We believe that the most critical aspect driving this change is the advent of the Internet as a tool for searching for and researching real estate, eliminating the commitments of time and expense involved with visiting multiple properties in person.  According to the National Association of Realtors’ 2010 “Member Profile,” 74% of home buyers use the internet to search for a home.  This actually exceeds the 69% who use a realtor for their search.  Note: many buyers use both the internet and a realtor in their search.  In addition, home sellers can use the Internet to check home valuations, track the housing market and research comparable sales information.

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

Further affecting the real estate industry over the last 4+ years has been the highly publicized financial crisis and resulting “housing bubble”.  Nationally, according to Zillow, Inc. residential real estate prices peaked in June 2006 and have not yet rebounded.   In the city of Minneapolis, the average sale price for a single family home has dropped 24% in the three years since October 2007 from $260,701 to $197,381 in October 2010.   Seasonally adjusted 12 month home sales have dropped by 42% in the Twin Cities Northstar Multiple Listing Service in the six years from October 2004 to October 2010.  Over the past twelve months home sales have dropped by 21,200 on a seasonally adjusted annual basis.   This drop from 52,100 as of October 2009 to 30,900 in October 2010 results from the drop off from the bump the housing market received last year from the federal government’s home buyer tax credit.

Our Business Model, Products and Services

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

After a closing, we pay our clients their rebate check within 14 days for their portion of our buy-side commission. Our rebate payments are generally 1% of the sale price of the home.

Using a generally accepted industry average fee of 2.7% (our estimate using informal data collected by our agents in Minnesota and Florida) for buyer representation, any customer purchasing a home for a price exceeding $111,000 may benefit financially from using Webdigs.com as the brokerage.    After collecting our minimum $3,000 fee per transaction, our buyers receive a cash rebate check of up to 1% of the purchase price of the home they have acquired through us. We believe this gives buyers a financial incentive to use our services.

Since our inception in July 2007 and as of November 30, 2010, our Webdigs.com home buying clients have:

•	closed 235 purchases of properties, and

•	collectively received $819,000 in cash rebates for their purchases (an average of $3,489 per transaction)

Services for Home Sellers

In our Minnesota and Wisconsin markets, Webdigs.com offers our home sellers a full service listing, including a listing on the Northstar MLS, for a fee below the price of other full service brokerages.  At times, our agents will offer a full service listing for a commission as low as 4.5% of the final sale price at closing of which 1.7% is paid to Webdigs, and the standard 2.7% goes to the buyer’s brokerage.  This represents a 25% savings compared to the average real estate fee of 6% of sales price.  Assuming a sales price of $300,000, a Webdigs listing customer could save 1.5% of the sales price ($4,500) by using Webdigs as their listing brokerage. To ensure that our customers receive the same attention from non-Webdigs agents representing potential buyers of a home listed by Webdigs, we typically offer the standard 2.7% of sales price commission to non-Webdigs brokerages who represent buyers purchasing a home listed by Webdigs.  The Northstar MLS contains listings from Minnesota, portions of western Wisconsin, northern Iowa, and eastern North and South Dakota. Our listings also appear on Realtor.com and 14 other national home-listing websites. In addition to providing home sellers with a home listing, Webdigs may arrange for virtual home tours of our sellers’ homes so that the resulting virtual tour may become a part of the listing on our website. To assist with the pricing of a seller’s home, we provide a comparative market analysis to the seller and individual consultation on pricing strategies. Finally, we also provide a range of individual strategies for readying a seller’s home for sale.  We support these services with marketing and advertising campaigns designed to drive traffic to our website. As of November 30, 2010, our home selling clients have sold over 110 homes with us since inception.

Our second brand is IggysHouse.com, which began operating in January 2010.   Iggys provides the value conscious consumer the ability to tightly control their expenditures and avoid the traditional percentage fee costs charged to sellers (based upon our observations the fee typically is 3.3% to seller + 2.7% for buyers brokerage = 6.0% total).    For a basic MLS listing, utilizing one of our licensed real estate broker partners, IggysHouse.com charges a flat fee of $149.95 for a three month listing, or $249.95 for a six month listing, which can be continued at the election of the consumer.    If the customer chooses, they may still offer the buyer’s agent a commission (usually 2.7%).    As noted above, IggysHouse.com offers a full menu of add-on services which a customer can choose to purchase on an ala carte basis.  These menu selections include yard signs, enhanced photo tours, favored listing placements on selected national realtor websites and additional options which provides more exposure to the seller’s home.

To date, IggysHouse.com has been a disappointment.  We still remain convinced that the seller controlled low cost MLS listing  model will continue to gain traction as time passes – the advancement of technology will continue to empower consumers to actively manage their own home selling process.  Over the near term, however, our own investment priorities will not afford us the opportunity to continue supporting an aggressive growth strategy for Iggys.  We have scaled back our marketing support for IggysHouse.com in our primary Minnesota, Wisconsin, and Florida markets.  Additionally, we have discontinued using the Iggys House website we purchased due to the higher operating costs. Instead, we have found a low cost internet provider to support the small Iggys House operations for now.   Results of our scaled back operating philosophy have been encouraging and we will continue to monitor Iggys House closely in the months ahead.

The financial struggles of IggysHouse.com forced us to record an impairment charge of $1,251,455 in our third quarter ended July 31, 2010.     The only remaining intangible asset relating to IggysHouse.com is the website and associated database.  We have re-valued these together at $100,000.   If we choose not to use this asset in the future, we believe it has some value potentially to another real estate company.

Our third brand for selling homes, utilizing our licensed real estate broker partners, is the MLSDirect.com The MLSDirect.com website fills a void between our Webdigs.com and IggysHouse.com listing programs.  It offers a flat fee MLS listing for prices starting as low as $299. Like IggysHouse.com, there is also a full menu of add-on services on the website that the customer can choose to purchase.  MLSDirect.com net revenue is still very low at only $20,262 for fiscal 2010.

Additional Services

We also work with preferred partners in the mortgage brokerage industry who help support marketing that is beneficial in helping to attract customers to Webdigs.

Our Strategy

Our long-term goal is to become the leader in comprehensive web-assisted real estate (brokerage) services for buyers and sellers of residential real estate in the United States and Canada. Initially, however, we are focused on pursuing the following broad strategic initiatives:

•
Focus on finding buyers and sellers for Webdigs.com. We have narrowed our marketing focus to lead generation.  We are engaged in marketing to find consumers who could potentially benefit from the services we offer.  Our own research indicates to us that our consumers have found the Webdigs.com product offering to their liking.  As indicated previously, we generate a large proportion of our revenue from referrals of previously satisfied customers.   Therefore, we are marketing specifically to individuals who are or will be in the market to buy or sell their homes in the very near future using internet advertising, targeted e-email and direct mail.

•
Develop a larger agent base.  To grow, we will need more agents.    We believe that the positive consumer experience that Webdigs’ past customers report will assist in bringing additional real estate agents into our Company.    Furthermore, we further enhanced our compensation plan in the fourth quarter of the year ended October 31, 2010.   We believe that our compensation plan, along with a newly launched third party supported website, and a renewed focus on low cost methods of marketing directly to home buyers and sellers has increased our overall attractiveness to experienced agents substantially.  We are confident that we will be able to compete successfully with larger brokerages in the recruitment of top performing agents.

•
Attain profitability in our current markets. There are a number of Internet-based real estate brokerages presently attempting to capitalize on perceived market, demographic, trade/industry and economic changes. To our knowledge, none of these businesses have reached the sustained profitability needed to validate the discounted Internet-based real estate brokerage and real estate services models.  Therefore, we believe that an initial critical strategic goal is for Webdigs, Iggyshouse.com and The MLSDiect.com to attain overall profitability across our current markets in Minnesota, Wisconsin, and Florida. We believe that profitability—especially sustained profitability—will buoy consumer confidence in our services and lead to further successes.

If we can attain profitability, we believe that our business model, being predicated on greater efficiency and volume than the traditional models but with an emphasis on expertise and extensive client service, will facilitate our expansion into additional markets and the growth of our business.

Industry Segments

We currently operate in one primary operating segment: web-assisted real estate services (brokerage).

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

Some of our competitors in the residential real estate brokerage market are traditional brokerage firms, including large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc., and Edina Realty.  We compete with these brokerages primarily on price, service and the ease of use of our website interfaces. Although our commissions are generally lower than other brokerages, consumers may be attracted to traditional brokerages because they offer or are perceived to offer higher levels of individual attention and service.

We also compete with non-traditional real estate brokerage firms including Zip Realty, Inc., and Redfin Corporation, each of which pays cash rebates to clients and relies to a large extent on the efficiencies of the Internet. We believe that these competitors generally have greater financial resources than we do, and also have a longer operating history in the realm of online discount real estate brokerage. Here too, we compete with these non-traditional brokerages primarily on price, service and on the ease of use of our website interface. Our commissions are generally competitive with these non-traditional brokerages. For example, ZipRealty and Redfin respectively rebate approximately 20% and 50% of their commissions to home buyers.   We generally rebate up to 1% of the purchase price of the home (usually in the neighborhood of 35% of the commission we receive) with a minimum fee for Webdigs of $3,000.

IggysHouse.com competes with multiple flat fee discount real estate listing services across a broad spectrum of pricing models, such as ForSaleByOwner.com and BuyOwner.com. We compete with these discount service providers primarily on level of service. Although with Webdigs, we offer traditional services to our clients at a discounted price, highly self-motivated consumers may be attracted to IggysHouse.com or other discount listing services because they are less expensive than our Webdigs branded services. For example, we currently believe that a consumer can obtain an MLS listing through ForSaleByOwner.com for anywhere from $90 per month to a $900 flat fee.

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

Federal Regulation. Federal laws and regulations govern the real estate brokerage business. These include the Real Estate Settlement Procedures Act of 1974, or RESPA, and federal fair housing laws. RESPA requires disclosures to home buyers and sellers of settlement costs and restricts the payment of kickback or referral fees for settlement services. RESPA does not prohibit referral fees paid by one real estate brokerage to another brokerage. Federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers and affect our opportunities to solicit new clients.

Like real estate brokerage, mortgage brokerage is subject to RESPA and federal fair housing laws. Mortgage brokerage is also regulated by other federal laws such as the Truth in Lending Act, Regulation Z and the Equal Credit Opportunity Act. The provision of title insurance is also highly regulated.

State Regulation. Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a brokerage in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license. In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state.

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

Employees

The Company (including its subsidiaries) currently has 3 employees, all of whom are full-time and over 9 real estate agents that are contractors.

Corporate Structure and Information

Webdigs, Inc. operates through direct and indirect subsidiaries. The principal operating subsidiary is Webdigs, LLC, a Minnesota limited liability company and licensed real estate brokerage.

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

We are a recently formed company with no history of profitability.

We began operations in July 2007 and to date have not generated a yearly profit.   In addition, annual revenues remain under $1 million and are not growing.   As a young company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries such as residential real estate and mortgage brokerage and particularly in light of current general economic, real estate and credit market conditions.

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations.   The Company is developing plans to become cash flow positive on a monthly basis before the end of the current fiscal year ending October 31, 2011, however, there is significant risk associated with achievement of that goal including the ability of key executive officers to continue to work while receiving no cash salary.

We will require additional financing in the future, but such financing may not be available to us.

We will require significant additional capital to continue our operations. To date, our revenues from operations have not generated cash flow sufficient to finance our operations and growth. As a result, we have periodically since our inception sought financing and we will likely continue to require additional financing in the foreseeable future.  Since August, 1, 2009 our Chairman and Chief Executive Officer has invested $100,000 as equity and has additionally loaned the Company $528,500.   We expect that we will need approximately $150,000 in additional financing prior to the end of October 2011 to cover salaries, contracted website maintenance and development and other basic working capital needs.    This amount is based on our assumption that our CEO and CFO will continue to work without receiving any form of cash compensation and that the vendors to whom we owe significant past due payables will continue to be patient with us.   There remains the risk however, that our Chairman and CEO may not be willing to continue funding our losses.

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

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Robert A. Buntz, Jr., our Chief Executive Officer. If we lose the services of Mr. Buntz or any other executive managers or significant employees, our business would be materially and adversely affected. We have entered into a formal services and non-competition agreement with Mr. Buntz in the form of a Member Services Agreement between Mr. Buntz.  Nevertheless, agreements do not ensure the continued availability to us of Mr. Buntz or any other manager or employee. Furthermore, we do not have “key person” life insurance insuring the life of Mr. Buntz, and we do not presently intend to purchase such insurance.

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

We have had net losses attributed to common shareholders for the years ended October 31, 2010 and 2009 of $3,080,671 and $1,084,815 respectively. Furthermore, we had a working capital deficit as of October 31, 2010 of $1,575,521.  Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new business, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

We may be unable to obtain sufficient market acceptance of our services.

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

Our officers and directors collectively possess beneficial ownership of approximately 67,318,392 shares representing beneficial ownership of approximately 72.4% of our common stock.  As a result, our directors and officers have or could have the ability to greatly influence, if not outrightly control, our management and affairs through the election and removal of our directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.

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

We rely on third-party vendors, including website providers and licensed real estate brokers. Any disruption in access to the websites developed and hosted by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business.  Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little or no control over all of these third-party vendors, which increases our vulnerability to problems with the services they provide.

In addition, we license technology and related databases from third parties to facilitate aspects of our website and connectivity operations, including, among other things, internet home search services. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could materially and negatively impact our relationship with our customers and adversely affect our brand and our business. It is possible that such errors, failures, interruptions or delays could even expose us to liabilities to our customers or other third parties.

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

We commenced trading on the OTC Bulletin Board  on December 19, 2008 and there are currently over 6 million shares registered and eligible for sale via the OTCQB (a market tier on the over-the-counter Pink Sheets market).  To date, however, our stock has been thinly traded with some days having no shares sold.   We cannot guarantee that a highly liquid market will exist in the near future.

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

The online residential real estate sales model generally, and the Webdigs business model specifically, is based on the assertion that full-commission real estate brokerages and agents do not provide an acceptable level of value to consumers and that consumers are willing to engage in online home search activities via the internet if they can reduce the dollar amount of commissions paid on home sales and purchases. This model is a direct and significant threat to traditional residential real estate brokerages and agents.

In response to previous and ongoing efforts by discount web-assisted real estate companies, the National Association of Realtors, which represents real estate brokerages, has issued rules that attempt to block access of web-assisted real estate companies to the Multiple Listing System (MLS) and may adopt additional rules intended to reduce or eliminate competition from web-assisted (online) discount real estate businesses such as Webdigs. Our business is dependent upon the ability to access the MLS to be competitive. We can give no assurance that the National Association of Realtors will not be successful in preventing our access to the MLS, or that it or another organization will not be successful in adopting rules or imposing other restrictions on web-assisted real estate businesses such as Webdigs. Such adoption or imposition of regulations or restrictions would have a material adverse effect on our business.

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

The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability and the performance of mortgage backed securities in the secondary market.  While the federal government has supported programs to make loans easier to obtain in recent months, we believe that the mortgage market still remains tight despite these efforts and near record low interest rates.    Real estate transaction volume remains significantly below levels of the market’s peak in 2006.

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

In addition, unemployment remains at the high levels by historical standards.    There also remains an enormous inventory of unsold and vacant homes.  In the first quarter of 2010, the US Census Bureau reported there were 19 million vacant homes in the United States.

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

ITEM 2. PROPERTIES

We lease approximately 3,000 square feet of space at 3433 Broadway Street NE, Suite 501, Minneapolis, Minnesota 55413, on a month-to-month basis and at a per-month cost of approximately $3,500. The landlord for this office space is MoCo, Inc. which is a minority shareholder of the Company.  Other than our agreement respecting our month-to-month lease, we do not have any written agreements with MoCo, Inc.  At October 31, 2010, the Company owed MoCo $583,708, which sum relates both to rent and to prior services rendered by MoCo to the Company for website development and hosting pursuant to an unwritten agreement between the parties.  Presently, however, the Company no longer obtains any website-related services from MoCo.

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

PART  II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock is listed on the OTCQB under the symbol WBDG.PK.  Our stock began trading under the symbol “WBDG” on December 19, 2008.  The following table shows our high and low closing prices of our common stock at the end of each quarter for the fiscal years 2010 and 2009.

	Year Ended
	October 31, 2010		October 31, 2009
	High	Low	High	Low
First quarter	$0.21	$0.07	$0.55	$0.10
Second quarter	$0.21	$0.04	$0.55	$0.10
Third quarter	$0.04	$0.01	$0.75	$0.10
Fourth quarter	$0.07	$0.01	$0.16	$0.09

Our closing stock price on December 15, 2010 was $0.01.  As of the date of this filing, we had approximately 257 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on October 31, 2010, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	N/A	-

Restricted Stock Plan and Stock Option equity compensation plans not approved by shareholders (1) (2)	800,000	$0.25	None

(1)
In May 2008, the Board of Directors approved the issuance of incentive stock options totaling 600,000 shares to three of its non-employee directors, expiring in May 2013. An additional 200,000 options were granted to a new director on October 31, 2009, expiring in October 2011.

(2)	See Note 11 of the financial statements for more information on restricted stock grants.

Presently, we are not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTCQB, NASD, AMEX or NYSE) to obtain the approval of our security holders prior to issuing any such compensatory options, warrants or other rights to purchase our securities.

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

Transfer Agent and Registrar

Our transfer agent is Pacific Stock Transfer Company, located at 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119. The transfer agent’s telephone number is (702) 361-3033. The transfer agent is registered under the Securities and Exchange Act of 1934.

Listing

Our common stock is currently traded on the OTCQB (a market tier on the over-the-counter Pink Sheets market) under the symbol WBDG.PK.

Sales of Unregistered Securities

In May 2010, we granted 100,000 shares of treasury stock to an employee as compensation.  The shares were valued at $4,000 ($0.04 per share).  We did not sell any shares nor did we issue any additional shares for the year ended October 31, 2010.

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

Private placements
•	In September 2009, Webdigs’ CEO converted $100,000 in principal of a convertible note he had with the Company to 909,091 shares ($0.11 per share).

•
In June 2009, in connection with the Iggys House asset purchase, the Company sold 375,000 shares of stock to 11 accredited investors for $150,000 ($0.40 per share).  In addition, 2.2 million shares of Webdigs stock received by Iggys House in the acquisition were transferred by Iggys House to these same investors, thereby effectively reducing their net purchase price per share to $.125.  Included in the 375,000 shares are purchases from the Company’s Chairman and CEO of 43,750 shares and an outside director of an additional 43,750 shares.

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

Acquisition of Assets of  Iggys House
•
In June 2009, the Company issued 7,102,500 shares to Iggys House Inc. for the acquisition of all of its assets for a value of $1,775,625 ($0.25 per share). The Company also issued 160,000 shares to a registered placement agent for services provided in connection with the Iggys House asset acquisition for a value of $40,000 ($0.25 per share).

Promissory Note
•	In December 2008, we issued 200,000 shares to Lantern Advisors, LLC as part of the promissory note agreement we signed with them. The 200,000 shares were assigned a value of $20,000 ($0.10 per share).

Acquisition of the MLSDirect.com
•	In May 2009, the Company issued 100,000 shares to an accredited investor at a value of $47,000 ($0.47 per share). These shares were issued in connection with the acquisition of theMLSDirect.com.

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

CEO Compensation
•
In September 2009, the Company’s CEO was granted 150,000 shares at a per share price of $0.11 in consideration (treated as compensation) for the personal guarantee he provided for Webdigs for the $250,000 convertible/promissory note agreement the Company entered into on December 12, 2008.

For these issuances of common stock, we relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933 and, in those instances where the issuances were made to affiliates or accredited investors, upon Rule 506 promulgated thereunder. In that regard, we relied on Rule 506 based on the fact that the investors who purchased these securities qualified as an “accredited investors” under Rule 501 of the Securities Act of 1933.  In all cases, investors had knowledge and experience in financial and business matters such that they were capable of evaluating the risks of the investment. The securities offered and sold in the transactions were not registered under the Securities Act of 1933 and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.  SELECTED FINANCIAL DATA

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

General Overview

General Overview

Our business as a web-assisted real estate services company has been operational for slightly greater than three years.  We launched our services for buyers and sellers via Webdigs in October 2007.  In May, 2009, we added our second brand – The MLSDirect.com.  In January 2010, we added a third brand to our portfolio via the launch of IggysHouse.com.  Despite the introduction of Iggyshouse.com and the presence of theMLSDirect.com for a full fiscal year, for the year ended October 31, 2010, over 94% of our real estate revenue was produced by our Webdigs brand in our Minnesota and Florida markets.

Unfortunately, our January 2010 re-launch of Iggys has not proven to be as successful as we had expected.  We re-launched Iggys full of optimism in the future as the “pay as you go” real estate service for sellers who want to have their home listed on a local real estate Multiple Listing Service for a minimal monthly fee.  Our confidence caused us to invest a significant sum in our IggysHouse.com business.  However, in the first seven months of operation, from January 2010 through July 2010, Iggyshouse.com generated $2,026 in total revenue.  Without funding specifically designated for Iggyshouse.com, the prospects for the brand reaching a breakeven point seem dim.  As a result of Iggy’s performance, we took a $1,262,705 impairment charge in July 2010 to adjust the intangible assets to fair market value as defined by Generally Accepted Accounting Principles (GAAP).  We determined that the net realizable value of the Iggys assets as of July 31, 2010 was $100,000, which sum was attributable to the Iggyshouse.com website technology.  Due to the significant costs in operating this website, the Company has for the immediate future chosen to discontinue using the website.  Instead, we are using a low-cost third-party hosted website to support the operations we currently have with the Iggys House operations.  We are currently reassessing our strategic alternatives with this business.

Significant Trends and Uncertainties

Our core Webdigs business plateaued in the year ended October 31, 2010.  We recorded $441,944 in net sales from business generated under our www.webdigs.com real estate brand in the 12 months ended October 31, 2010.  This represents a 12% drop from the $501,995 revenue we enjoyed in our fiscal year ended October 31, 2009.  While this decline is significant, data provided by the Northstar MLS, the Twin Cities multiple listing service, indicates that the overall number of real estate closings in the Twin Cities, our largest market, dropped by over 17% during the same 12-month period.  This suggests to us that our experience was generally consistent in comparison with the general market.

We believe that our year-over-year revenue will grow in our current fiscal year thanks to an improved agent compensation plan, and a full offering of personalized websites for our agents.  With renewed efforts towards agent recruitment, we look to 2011 with excitement and anticipation.  These growth efforts will require additional funding of at least $150,000, subject to our ability to maintain the support of key executives and patient vendors in limiting amounts payable to them.  Our CEO and CFO have both indicated a willingness to continue to forgo cash compensation for the time being.  Fortunately, certain vendors to whom we owe large sums of money have also been allowing us to pursue growth without insisting on current payment.

Results of Operation

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

From October 31, 2009 to October 31, 2010:

Selected financial information about our operations for the fiscal years ended October 31, 2010 and 2009:

			Change
	2010	2009	2010 vs. 2009

Net revenues	$468,152	$503,777	-7%
Selling general and administrative expenses	888,102	1,298,223	-32%
Amortization	755,012	193,010	291%
Impairment charge against intangible assets	1,262,705	-	-
Operating loss	(2,437,667)	(987,456)	147%
Equity in income (loss) from MHMW	-	13,279	-100%
Interest expense	(643,004)	(332,139)	94%
Depreciation	20,986	17,172	22%
Loss on change in fair value of derivatives and warrants	-	(63,708)	-100%
Income from discontinued operations	-	284,409	-100%
Total assets	137,074	2,200,524	-94%
Capital expenditures	21,760	187,085	-88%

Consolidated net revenues for the year ended October 31, 2010 totaled $468,152, representing a 7% decrease over the $503,777 in net revenues for the year ended October 31, 2009.   During fiscal 2010, we closed 104 transactions in representation of 63 buyers and 41 transactions representing sellers, in comparison to having closed 131 transactions during the fiscal year ended October 31, 2009.   Looked at on a percentage basis, our net real estate brokerage transactions decreased by 21% for the fiscal year ended October 31, 2009.   However, our revenue per transaction went up due to revised pricing policies (lower cash rebates per transaction and higher fees charged for a full service listing). As noted above, we remain satisfied with our performance relative to the market especially in light of our 32% decrease in selling, general and administrative spending.

We incurred total selling general and administrative expenses for fiscal 2010 of $888,102 compared to $1,298,223 for fiscal 2009, a 32% year-to-year decrease.

Selling expenses consisted of advertising and promotion, information technology, selling-related compensation expense, depreciation expense, and other general selling expenses, all of which aggregated to $429,984 for fiscal 2010 compared to $666,025 for fiscal 2009, a 35% decrease.  Fiscal year 2010 marked a continuation of a turnaround in our marketing focus which we began in the year ended October 31, 2009.   We further moved away from broad advertising expenses such as billboards, print and TV advertising, and focused on targeted marketing to consumers who are likely to buy or sell their home in the near future.  Our main vehicle for reaching our target customer was via the use of internet “adword” marketing.  We cut advertising and promotion spending from $88,311 in the year ended October 31, 2009 to $20,638 for year ended October 31, 2010.  The other critical reductions in achieving the $236,041 selling expense decrease were wages and salaries (down $157,561 to $28,300), office supplies and other selling expenses (down $46,679 to $29,263) with smaller reductions in IT support and maintenance ($10,082) and travel ($5,036).  The large $157,561 decrease in wages and salaries comes from the elimination of our only two full-time salaried sales and marketing positions and the effects of moving our other sales team to a performance-based commission pay structure in April 2009.  In the current fiscal year, there were no salary expenses for our real estate agents.  Finally, we also now fully classify 100% of our CEO’s compensation as general and administrative expense.  In fiscal 2009, 60% of his compensation ($6,000 accrued per month) was classified as selling expense.   It became clear to us in the year ended October 31, 2010 that our CEO and Chairman was fully engaged as CEO directing the entire day to day operation and setting  strategy for us.  Originally, he had expected to have some time to participate directly in some sales and sales management activities.   Our decision to classify 100% of his compensation as general and administrative expense is based upon these facts.    We achieved the $46,679 in office expense reductions from drastic cuts to unneeded real estate software subscriptions ($19,474) and extra discounts totaling $13,582 on payables due  from selected vendors received in the year ended October 31, 2010 for purchases made in the fiscal year ended October 31, 2008 or October 31, 2007.

Offsetting expense reductions in selling expense were small increases of $30,728 in sales commissions and $16,283 in consulting expense.  The sales commission increases results from the fact that two of the founders of the Company, who received a fixed salary for the first six months of our prior fiscal year ended October 31, 2009 were paid sales commissions for the full fiscal year ended October 31, 2010.   The $16,283 increase in consulting fees results from incurring a full 12 months consulting fee for the contractor who runs our MLSDirect.com business for $2,500 per month.  In the prior fiscal year, he received this fee for only six months (due to the acquisition occurring in May 2009 – midway through our fiscal year).

We incurred $458,118 in general and administrative (G&A) expenses for the year ended October 31, 2010 compared to $632,198 for the year ended October 31, 2009, representing a $174,080 period-to-period decrease.  By far the biggest factor in the 28% year over year G&A expense decrease was a reduction in non-cash share based compensation expense of $193,117.  In prior years, we had been accruing expense for restricted share grants made to our company’s founders in October 2007 and our May 2008 award of stock options to our non-employee directors.  The restricted share grant cost accruals for these founder grants finished in the prior year and the director option grants produced only $8,763 expense in our most recent fiscal year ended October 31, 2010.  Supporting our cut in non-cash share based compensation costs were reductions in other professional fees of $98,589, audit fees of $13,398, legal fees of $10,855.  The big element driving the $98,589 decrease in other professional fees was a $95,000 expense reduction due to the fact that in the prior fiscal year our grant of restricted shares to investor relations professionals resulted in a charge to income.  In the fiscal year ended October 31, 2010, we incurred no such expenses.

The decreases in G&A expense were partially offset by an increase of $148,754 in wage and salary expense.  Of the $148,754 increase, over $84,000 comes from the switch previously mentioned to record 100% of our CEO’s monthly compensation as G&A expense.  In addition, we employed a full-time degreed accountant for the entire fiscal year ended October 31, 2010, compared to only three months last year.  No other significant changes in G&A spending occurred in the year ended October 31, 2010.

Amortization expense from continuing operations was $755,012 for the year ended October 31, 2010 compared to $193,010 for fiscal 2009.  Amortization expense increased due primarily to the fact that we placed in service all of ssthe different intangible assets acquired in the Iggyshouse.com (Iggys House, Inc.) purchase in June 2009 during January 2010.   The only significant amortization that occurred in fiscal 2009 was related to the  www.webdigs.com website.

As noted above, due to slow sales and difficulties in starting the new IggysHouse.com revenue model in January 2010, we took a $1,262,705 impairment charge for the intangible assets related to the June 2009 Iggys House purchase in the year ended October 31, 2010.

For the year ended October 31, 2010, we recorded interest expense of $643,004.    For the fiscal year ended October 31, 2009, we incurred only $332,139 of interest expense.  In a large part, the interest expense reflects the cost of borrowing $528,500 from our CEO.  For the year ended October 31, 2010 interest expense included a non-cash beneficial conversion feature amounting to $580,424 as a result of a conversion modification of our convertible note payable to our CEO.  For the year ended October 31, 2010 interest expense included a non-cash beneficial conversion feature amounting to $580,424 as a result of a conversion modification of our convertible note payable to the CEO.  Of the remaining $62,580 expense, $50,508 was accrued interest for the convertible note with our CEO.   The other $12,072 was vendor interest charges.  For fiscal 2009, approximately $311,000 of the $332,139 total resulted from a convertible promissory note we had issued to Lantern Advisers, LLC.  The remainder of last year’s interest costs, not related to the Lantern promissory note, came from interest on officer loans, capital lease, and vendor interest charges.

In addition to the above-mentioned interest costs related to the convertible promissory note issued to Lantern Advisors, LLC, in fiscal 2009 we also recorded a loss on the change in fair value of derivatives and warrants related to the convertible debt of $63,708.  There were no such charges in fiscal 2010 because the Lantern promissory note was paid off prior to October 31, 2009.

For the year ended October 31, 2009, we also recorded income of $13,279 from our discontinued joint venture Marketplace Home Mortgage – Webdigs, LLC.  This investment was discontinued as of October 26, 2009.

Again for the year ended October 31, 2009, we recorded a gain of $297,412 on the sale of our Marquest Financial, Inc., mortgage subsidiary which was partially offset by operating expenses of $13,003.  In total, we recorded income from discontinued operations of $284,409 for our prior fiscal year.

Assets and Employees; Research and Development

We do not anticipate purchasing any significant equipment or other assets in the near term nor do we anticipate staffing changes at our corporate office.  As stated previously, we are looking at potential strategic alternatives for the Iggyshouse.com assets.  We do expect to add more non-employee independent real estate agents to represent our www.webdigs.com brands in the year ahead.  We plan no investments in internally developed website technology.

Liquidity and Capital Resources; Anticipated Financing Needs

For the year ended October 31, 2010, we incurred an operating loss from continuing operations of $2,437,667.  These losses funded cash expenses such as marketing and advertising, business development and sales agent commission in addition to significant non-cash amortization and asset impairment charges as discussed above.  For the year ended October 31, 2009, our operating losses from continuing operations were $987,456.  In the most recent year ended October 31, 2010, we funded operating losses primarily through cash of $355,500 received from a convertible note from our CEO.  In the prior year ended October 31, 2009, operating losses were funded through $335,500 in sales of our Webdigs common stock through private placements, cash proceeds of $226,000 through the issuance of convertible debentures, and $273,000 from a loan from our Chairman and CEO.  As of October 31, 2010, we had $5,236 of cash and cash equivalents, and current liabilities of $1,595,617.

On an aggregate level, cash used in operations was $343,345 for the year ended October 31, 2010 and $431,758 for the same period last year.  Offsetting the operating loss for the year ended October 31, 2010 were various non-cash expenses for depreciation, amortization, beneficial conversion feature charges, impairment charges and share-based compensation.  For the year ended October 31, 2010, these non-cash items totaled $2,635,015.  For the year ended October 31, 2010, we were able to make progress on reducing balances owed to key vendors, thereby using $143,709 of cash for a reduction in accounts payable.  In the prior year ended October 31, 2009, we used $71,780 in cash to reduce accounts payable.  As we continued to conserve cash, our CEO and CFO have accepted to defer the cash element of their payroll.  This resulted in an increase in accrued expenses of $161,219.    We also have agreed with our CEO to accrue the monthly interest on his convertible note with the Company.  This loan, for which we accrued $50,508 in interest for the year ended October 31, 2010, is the main factor behind the increase in cash flow from other liabilities of $48,231.

Cash outflows from investing activities were $21,760 in the year ended October 31, 2010 compared to $182,025 for the same period last year.  Our only investments in the year ended October 31, 2010 was third party contracted software development for our IggysHouse.com website.  For the year ended October 31, 2009, our major investments were payments of $160,005 in connection with the purchase of Iggys House Inc. intangible assets and $22,080 used for web development of the IggysHouse.com website.    We also used $5,000 for the business acquisition of the MLSDirect.com.   In the prior year, we also received proceeds of $5,064 from the dissolution of the Marketplace Home Mortgage – Webdigs joint venture.

Financing activities provided $334,318 and $612,000 for the years ended October 31, 2010 and 2009, respectively. For the current fiscal year ended October 31, 2010, we generated $355,500 in loan proceeds from our CEO.  We also were able to reduce balances due to our officers by $16,986.   In the prior fiscal year ended October 31, 2009, we generated $335,500 from common stock issuances and $226,000 from a promissory note we issued in December 2008.  Our CEO convertible note provided $273,000 in cash during the fiscal year ended October 31, 2009.  A substantial portion of the CEO loan proceeds were used to repay $250,000 on the 2008 promissory note.

Given our low cash position, our near term focus in fiscal 2011 continues to be to create positive operating cash flow from our web-assisted real estate brokerage (our Webdigs brand).  We strive in the current year to add revenues while holding expenses relatively flat.  We believe that our new agent friendly compensation plan, and enhanced website tools for our agents will help produce more revenue without extensive outlays of cash.  We also have moved from operating with internally developed websites to sites that are developed and hosted by third parties.  We expect this change will have a significantly positive effect on our expenses without compromising our technology and customer service.  We believe that we will be able to fund operations for the current fiscal with minimal cash infusions.  We are working hard to put plans in place to generate positive operating cash flow on a monthly basis prior to the end of our current fiscal year ending October 31, 2011, and believe that we will need at least $120,000 (in addition to the $30,000 we obtained in November 2010 through the issuance of a convertible note) of additional financing to allow us to complete the current year with sufficient operating capital.

Certain vendors have been inquiring about when to expect past due payments in the past 12 months.   The cash requirements mentioned above assumes that these vendors will continue to work with us patiently to allow our business to operate until we generate sufficient cash to settle past balances.  In most cases, we do not have an express agreement with vendors on the exact timing of expected payment of past due invoices.  Therefore, it is possible that a vendor may demand payment or refuse to provide services that are critical to the ability of the Company to either continue to operate or to timely file required reports with the SEC.  If any such risk materializes, it would possibly decrease our likelihood of obtaining financing on terms acceptable to us, if at all.  In addition, if we fail to reach sales revenue objectives (for any reason, including due to continued poor real estate and credit market conditions beyond our control), additional financing may not be available on terms favorable to us, if at all.

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

Given the financing needs of the Company’s business, as conducted under its three separate brands, the Company is actively reviewing possible strategic alternatives for some or all of its brands with a view to (i) presenting a clearer business and financial picture to potential financiers, thereby increasing the likelihood of obtaining financing, (ii) diminishing the chance of liabilities of one brand adversely affecting another, and, ultimately, (iii) providing increased shareholder value.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate these estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   Our significant estimates are determining some of the inputs for our stock option fair value calculation and assessing the valuation allowance for income taxes.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2010 and 2009 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2010 and 2009.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized for the years ended October 31, 2010 and 2009 includes compensation cost for restricted stock awards and stock options.  The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Intangible Assets.  We have two types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized.  Amortization is on a straight-line method over the estimated three year useful life of the website.  As of October 31, 2010, the Company’s principal www.webdigs.com website has been fully amortized and the Iggyshouse.com website technology, which is not currently being used, is being held at an estimated fair value of $100,000 with no monthly amortization.

Website Domain Names
The Company capitalizes the fair value of website domain names acquired through business combinations or asset acquisitions.  The Company purchased 17 domain names in 17 states in May 2009 from theMLSDirect.com and are amortizing these names over a 2 year estimated useful life.

The Company reviews the carrying values of its intangible asset whenever facts and circumstances indicate the assets may be impaired. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment is measured by the amount by which the carrying amount the asset exceeds the fair value.

Commissions and Fees Receivable.  Real estate commissions and fees receivable are recorded at the amount the Company expects to collect from real estate transactions closed.  These receivables represent brokerage commission balances due the Company from clients or listing real estate brokerages and usually are settled within 1 to 10 days after closing.

The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables.  Historically, the Company has not experienced significant losses related to receivables from individual customers.  At October 31, 2010 and 2009, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

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

Segment Information
The Company operates and manages the business under one reporting segment.

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

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2010 and 2009

WEBDIGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Stockholders and Board of Directors
Webdigs, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Webdigs, Inc. as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webdigs, Inc. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
January 7, 2011

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$5,236	$36,023
Commissions and fees receivable	4,669	9,449
Prepaid expenses and deposits	4,608	10,847
Other current assets	5,583	10,284

Total current assets	20,096	66,603

Office equipment and fixtures, net	9,692	30,678

Intangible assets, net	107,286	2,103,243

Total assets	$137,074	$2,200,524

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

	October 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of capital lease obligations	$4,603	$4,197
Accounts payable	115,355	259,064
Accounts payable - minority stockholder	583,708	562,858
Due to officers	8,345	25,331
Convertible notes payable to officer/stockholder	528,500	173,000
Accrued expenses:
Professional fees	23,500	39,000
Payroll and commissions	263,201	86,482
Other liabilities	68,405	20,174

Total current liabilities	1,595,617	1,170,106

Long term liabilities:
Capital lease obligation, less current portion	1,631	6,233

Total liabilities	1,597,248	1,176,339

Stockholders' equity (deficit):
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 33,396,719 common shares issued and
outstanding at October 31, 2010 and 2009	33,397	33,397
Treasury stock - $.001 par value: 963,628 and 1,063,628 shares held in
treasury as of October 31, 2010 and 2009, respectively	(240,907)	(265,907)
Additional paid-in capital	5,626,770	5,034,458
Accumulated deficit	(6,879,434)	(3,777,763)

Total stockholders' equity (deficit)	(1,460,174)	1,024,185

Total liabilities and stockholders' equity (deficit)	$137,074	$2,200,524

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	October 31,
	2010	2009

Revenue:
Gross revenues	$728,813	$863,505
Less: customer rebates and third-party agent commissions	(260,661)	(359,728)

Net revenues	468,152	503,777

Operating expenses:
Selling	429,984	666,025
General and administrative	458,118	632,198
Amortization of intangible assets	755,012	193,010
Impairment charge against intangible assets	1,262,705	-

Total operating expenses	2,905,819	1,491,233

Operating loss from continuing operations	(2,437,667)	(987,456)

Other income (expense):
Equity in income from Marketplace Home Mortgage - Webdigs, LLC	-	13,279
Interest expense	(643,004)	(332,139)
Loss on change in fair value of derivatives and warrants	-	(63,708)
Other income	-	800

Total other expense	(643,004)	(381,768)

Loss from continuing operations before income taxes	(3,080,671)	(1,369,224)

Income tax provision	-	-

Net loss from continuing operations	(3,080,671)	(1,369,224)

Income from discontinued operations of Marquest Financial, Inc.
net of applicable taxes of zero	-	284,409

Net loss	$(3,080,671)	$(1,084,815)

Net loss per common share - basic and diluted:
Loss from continuing operations	(0.09)	(0.05)
Income from discontinued operations	-	0.01
Net loss	$(0.09)	$(0.04)

Weighted average common shares outstanding - basic and diluted	33,396,719	26,584,547

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended October 31, 2010 and 2009

						Total
	Common Stock			Additional		Stockholders'
	Shares	Amount	Treasury Stock	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balances, October 31, 2008	22,308,711	$22,309	-	$2,002,226	$(2,692,948)	$(668,413)

Directors stock option compensation	-	-	-	25,738	-	25,738
Common stock issued for services	273,244	273	-	91,616	-	91,889
Restricted shares issued as part of convertible promissory note with Lantern Advisors, LLC	200,000	200	-	19,800	-	20,000
Warrants issued as part of the amendment and extension of the convertible promissory note with Lantern Advisors	-	-	-	138,010	-	138,010
Conversion of derivative and warrant liability to additional paid in capital due to the amendment of the convertible promissory note with Lantern Advisors	-	-	-	191,291	-	191,291
Shares transferred from minority shareholder to consultant for services	-	-	-	40,000	-	40,000
Shares issued in private placement offerings	2,227,000	2,227	-	333,273	-	335,500
Partial conversion of note payable to officer/stockholder	909,091	909	-	99,091	-	100,000
Webdigs' common stock (1,063,628 shares) received in connection with the Marquest Financial, Inc. disposition	-	-	(265,907)	-	-	(265,907)
Shares issued to acquire Iggys House assets, (including 160,000 shares issued to Northland Securities for services in connection with the acquisition)	7,262,500	7,263	-	1,808,362	-	1,815,625
Shares issued to acquire theMLSDirect.com	100,000	100	-	46,900	-	47,000
Shares issued to officers (CEO and CFO) for accrued salary	157,143	157	-	54,843	-	55,000
Restricted shares issued to employee in lieu of cash compensation	50,000	50	-	12,450	-	12,500
Restricted shares issued to CEO as compensation for his personal guarantee of convertible promissory note	150,000	150	-	16,350	-	16,500
Compensation related to vesting of restricted common stock awards, net of forfeitures	(240,970)	(241)	-	154,508	-	154,267
Net loss	-	-		-	(1,084,815)	(1,084,815)
Balances, October 31, 2009	33,396,719	33,397	(265,907)	5,034,458	(3,777,763)	1,024,185

Directors stock option compensation	-	-	-	8,763	-	8,763
Compensation related to vesting of restricted common stock awards, net of forfeitures	-	-	-	3,125	-	3,125
Treasury shares issued to employee as compensation	-	-	25,000		(21,000)	4,000
Beneficial conversion charge related to a modification of the convertible notes payable to officer/stockholder	-	-	-	580,424	-	580,424
Net loss	-	-	-	-	(3,080,671)	(3,080,671)
Balances, October 31, 2010	33,396,719	$33,397	$(240,907)	$5,626,770	$(6,879,434)	$(1,460,174)

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,080,671)	$(1,084,815)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	20,986	17,172
Stock warrant expense to debt holders for agreement modification	-	138,010
Amortization of intangible assets	755,012	219,544
Amortization of convertible note payable discounts	-	147,583
Amortization of debt issuance costs	-	4,000
Impairment charge against intangible assets	1,262,705	-
Beneficial conversion charge due to debt modification	580,424	-
Loss on change in fair value of derivatives and warrants	-	63,708
Equity in the income of Marketplace Home Mortgage - Webdigs, LLC	-	(13,279)
Share-based compensation	15,888	209,005
Gain on sale of subsidiary	-	(297,412)
Common stock issued for services	-	11,889
Changes in operating assets and liabilities:
Commissions and fees receivable	4,780	3,018
Prepaid expenses and deposits	6,239	123,164
Other current assets	4,701	(4,159)
Accounts payable	(143,709)	(71,780)
Accounts payable - minority stockholder	20,850	12,652
Accrued expenses	161,219	84,938
Other liabilities	48,231	5,004
Net cash flows used in operating activities	(343,345)	(431,758)

Cash flows from investing activities:
Purchase of equipment and intangible assets	(21,760)	(182,085)
Cash paid for business acquisition	-	(5,000)
Cash received upon dissolving the Marketplace Home Mortgage - Webdigs, LLC joint venture	-	5,064
Net cash flows used in investing activities	(21,760)	(182,021)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	335,500
Proceeds from issuance of convertible debentures, net of debt issuance
costs of $4,000 and unrelated accrued legal fees of $20,000	-	226,000
Principal payments on convertible/promissory note	-	(250,000)
Proceeds from issuance of convertible notes payable to officer/stockholder	355,500	273,000
Increase (decrease) in due to officers	(16,986)	31,329
Principal payments on capital lease obligations	(4,196)	(3,829)
Net cash flows provided by financing activities	334,318	612,000

Net change in cash and cash equivalents	(30,787)	(1,779)

Cash and cash equivalents, beginning of period	36,023	37,802

Cash and cash equivalents, end of period	$5,236	$36,023

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended
	October 31,
	2010	2009
Supplemental Cash Flow information
Cash paid for interest	$-	$22,152

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock to convertible debt holder as a discount on the debt	$-	$20,000

Conversion of note payable officer/stockholder	$-	$100,000

Discount on convertible debt due to detachable warrant and embedded conversion option	$-	$127,583

Accrued legal fees paid from convertible debenture proceeds	$-	$20,000

Related party contribution of Webdigs common stock to consultant for prepaid consulting fees	$-	$40,000

Common stock issued for prepaid consulting fees	$-	$80,000

Webdigs common stock received in connection with the divestiture of Marquest Financial, Inc.	$-	$265,907

Cost method deficiency of treasury shares issued as compensation to an employee	$21,000

Issuance of common stock to acquire Iggy's assets ($17,648 for computer hardware and $1,797,977 for intangible assets)	$-	$1,815,625

Issuance of common stock to acquire theMLSDirect.com	$-	$47,000

Convert accrued officer salary to common stock	$-	$55,000

Conversion of derivative and warrant liability to additonal paid in capital due to amendment of convertible promissory note with Lanter Advisors	$-	$191,291

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Webdigs, Inc. (“the Company”), a Delaware corporation, became a public company in October 2007 after a reverse shell transaction with Select Video, Inc. which was incorporated in Delaware in 1994. Our business is dedicated to web-assisted residential real estate brokerage services. This is done through our wholly-owned subsidiary Webdigs, LLC.

All of the Company’s real estate brokerage operations are operated under Webdigs, LLC. Webdigs.com is a web-assisted real estate website and brokerage, offering a similar customer experience as a full service brokerage utilizing a discounted percentage fee structure for listing services to their selling customers and a graduated fee structure for their buying customers by rebating up to 1% of the sale price of the home to the buyer. IggysHouse.com and theMLSDirect.com are website domains operated by Webdigs, LLC that offer customers the chance to list their homes through Webdigs, LLC for a flat fee.

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2010 and 2009 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC. The consolidated financial statements for Webdigs, Inc. for the year ended October 31, 2009 also include its former wholly-owned subsidiary of Marquest Financial Inc. (Marquest). The Company divested Marquest on June 4, 2009 (see Note 5). The net results from Marquest have been segregated for all periods presented in the consolidated statement of operations. Additionally, the Company’s previous investment in Marketplace Home Mortgage – Webdigs, LLC (49% ownership) was recorded on the equity method. This unconsolidated joint venture was dissolved on October 26, 2009 (see Note 6). All significant intercompany accounts and transactions have been eliminated in the consolidation.

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
For the Years Ended October 31, 2010 and 2009

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

Commissions and Fees Receivable

Real estate commissions and fees receivable are recorded at the amount the Company expects to collect from real estate transactions closed. These receivables represent broker commission balances due the Company from clients or listing real estate brokers and usually are settled within 1 to 10 days after closing.

The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables. Historically, the Company has not experienced significant losses related to receivables from individual customers. At October 31, 2010 and 2009, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

Intangible Assets

The Company has two types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate broker operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized. Amortization is on a straight-line method over the estimated three year useful life of the website. As of October 31, 2010, the Company’s principal www.webdigs.com website has been fully amortized and the Iggyshouse.com website technology, which is not currently being used, is being held at a written down estimated fair value of $100,000 with no monthly amortization.

Website Domain Names
The Company capitalizes the fair value of website domain names acquired through business combinations or asset acquisitions. The Company purchased 17 domain names in 17 states in May 2009 from theMLSDirect.com and are amortizing these names over a 2 year estimated useful life.

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

Segment Reporting

The Company operates and manages the business under one reporting segment.

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

The Company has assessed impairment of its long-lived assets as of July 31, 2010, and determined that an impairment charge was required (see Note 3). In our re-assesment as of October 31, 2010, we determined that there was no additional impairment charge required. The Company will retest for impairment again on October 31, 2011 or sooner if circumstances change.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

Revenue Recognition

Real estate brokerage revenues are recognized at the closing of a real estate transaction. Commissions and rebates due to third party real estate agents or clients are accrued at the time of closing and treated as an offset to gross revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended October 31, 2010 and 2009, there were no adjustments to net loss to arrive at comprehensive loss.

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

The Company accounts for certain warrants to purchase common stock and embedded conversion options as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in the statement of operations as “gain or loss on warrants and derivatives”. Contingent conversion features that reduce the conversion price of warrants and conversion features are included in the valuation of the warrants and the conversion features. The recognition of the fair value of derivative liabilities (i.e. warrants and embedded conversion options) at the date of issuance is applied first to the debt proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the consolidated statement of operations as interest expense. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument. This discount is amortized over the life of the debt instrument using the effective interest method. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

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

As of October 31, 2010 and 2009, the Company has no remaining derivatives recorded on its balance sheet.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2010 and 2009 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2010 and 2009.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the years ended October 31, 2010 and 2009 includes compensation cost for restricted stock awards and stock options. The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $20,638 and $88,312 for the years ended October 31, 2010 and 2009, respectively.

Concentrations, Risks and Uncertainties

Instability of the Housing Sector in the Company’s Regional Markets:

The Company’s operations are concentrated within the real estate brokerage industry in Minnesota, Wisconsin and Florida and its prospects for success are tied indirectly to interest rates and the general housing and business climates in these regions.

Cash Deposits in Excess of Federally Insured Limits:

The Company maintains cash balances at three financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation at varying amounts. At times, the cash balances in these accounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents.

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
For the Years Ended October 31, 2010 and 2009

2	GOING CONCERN

The Company has incurred significant operating losses for the years ended October 31, 2010 and 2009. At October 31, 2010, the Company reports a negative working capital position of $1,575,521, and an accumulated deficit of $6,879,434. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock and debt through private placements. Although we intend to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all. The Company began reducing operating expenditures during the year ended October 31, 2008 and has continued with further expense reductions in the years ended October 31, 2009 and 2010. The Company is hopeful that it can increase revenues through its existing Webdigs.com customer base in the upcoming fiscal year. The Company is also potentially looking at other strategic alternatives for its three business units.

3	FIXED ASSETS AND INTANGIBLE ASSETS

On June 12, 2009, the Company entered into an Asset Purchase Agreement with Iggys House, Inc. (Iggys House) to acquire selected assets of Iggys House in consideration of $150,000 in cash and the issuance of 7,262,500 shares of Webdigs common stock to the former owners of Iggys House. Iggys House was a dormant entity that previously had operated as a web-assisted real estate broker in 38 states. The transaction was determined not to be a business combination and therefore was accounted for as an asset purchase. In connection with this transaction, the Company incurred legal costs of $10,005.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

The allocated fair values for the asset purchase were as follows:

Asset Allocation	Fair Value

Fixed Assets:
Computer hardware	$17,648

Intangible Assets:
Website software	1,336,041
Customer lists	355,922
Non-compete agreements	266,019

Subtotal intangible assets	1,957,982

Total asset purchase allocation	$1,975,630

Since the Company’s purchase of the Iggys House assets, the Company has experienced limited revenue from the IggysHouse.com website since it went live on January 6, 2010. A continued lack of growth from this website has resulted in the Company’s management evaluating the intangible assets acquired from IggysHouse.com with respect to future financial results and cash flows. As a result of this review, the Company’s management determined that the fair value and future undiscounted cash flows were less than their carrying value. The fair value of the Iggys House software assets originally capitalized at $1,336,041 as of the June 9, 2009 acquisition date was reduced to $100,000 during the year ended October 31, 2010. All other intangible assets acquired as part of the Iggys House acquisition were fully impaired in the year ended October 31, 2010. As a result, the Company recognized a total impairment charge of $1,251,455 during the year ended October 31, 2010 for the Iggys House intangible assets.

A separate impairment test for the intangible assets acquired in the May 2009 acquisition of theMLSDirect.com (see Note 4), also produced an impairment charge of $11,250. The Company’s re-evaluation of the 17 affiliate broker relationships acquired as part of the acquisition revealed that none of the 17 affiliates were acting as brokers for the MLSDirect.com as of July 31, 2010.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

At October 31, 2010 and 2009, the Company’s fixed assets are as follows:

	October 31, 2010			October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Fixed Assets
Furniture and fixtures	$9,981	$(7,187)	$2,794	$9,981	$(4,791)	$5,190
Computer hardware	50,972	(44,074)	6,898	50,972	(25,484)	25,488

Total Fixed Assets	$60,953	$(51,261)	$9,692	$60,953	$(30,275)	$30,678

Depreciation expense amounted to $20,986 and $17,172 for the years ended October 31, 2010 and 2009, respectively.

At October 31, 2010 and 2009, the Company’s remaining intangible assets are as follows:

	October 31, 2010			October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable assets with determinable lives:
Website software	$100,000	$-	$100,000	$1,771,637	$(287,164)	$1,484,473
Customer lists	-	-	-	355,922	-	355,922
Non-compete agreements	-	-	-	266,019	(44,336)	221,683
Contractual relationships	-	-	-	27,000	(5,625)	21,375
Website domain names	25,000	(17,714)	7,286	25,000	(5,210)	19,790

Total Intangible Assets	$125,000	$(17,714)	$107,286	$2,445,578	$(342,335)	$2,103,243

The estimated remaining amortization expense for the website domain names for the year ending October 31, 2011 and thereafter is $7,286 and $0, respectively. The Iggys House website software is not currently in service and will not be amortized further until the Company determines its future course of action with this asset.

The future amortization expense is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairments, accelerated amortization or other events.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

4	ACQUISITION

The Company acquired the intangible assets, including a series of exclusive website domain names and operations from the owners of theMLSDirect.com on May 13, 2009. The transaction was accounted for as a business combination. The purchase price was allocated to the assets acquired based on the estimated fair values determined by the Company’s management based upon information then currently available and on assumptions as to future operations. The Company gave consideration consisting of $5,000 in cash and 100,000 shares of restricted common stock to complete the transaction. The share issuance was valued at $0.47 per common share based upon the quoted OTC Bulletin Board price on the date of closing for a total share value of $47,000. The business operations of theMLSDirect.com have been integrated into the existing Webdigs, LLC operating entity.

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

On June 4, 2009, the Company sold its 100% equity interest in Marquest Financial, Inc., a non-operating entity at the time which, until August 2008, had been the Company’s principal mortgage brokerage operation, back to its former owner and founder.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

A summarized statement of operations for the discontinued operations for the years ended October 31, 2010 and 2009, respectively, is as follows:

	2010	2009

Net revenue	$-	$-
Operating expense	-	(13,003)

Operating loss	-	(13,003)

Income taxes	-	-

Net operating loss	-	(13,003)

Gain on divestiture	-	297,412

Total income related to Marquest	$-	$284,409

6	INVESTMENT IN MARKETPLACE HOME MORTGAGE – WEBDIGS, LLC

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

At October 31, 2010 and October 31, 2009, there were no assets or liabilities related to the investment in Marketplace Home Mortgage – Webdigs, LLC and there were no operational activities for the twelve month period ended October 31, 2010. See the table below for a summarized statement of operations for this joint venture for the year ended October 31, 2009:

	2010	2009

Revenue	$-	$246,413
Operating expenses	-	(212,491)

Operating income	-	33,922

Other expense	-	-

Net income	$-	$33,922

The Company's share in the income of Marketplace Home
Mortgage - Webdigs, LLC (49%)	$-	$16,622
Amortization of deferred gain on transfer of non-cash assets	-	2,280
Loss on dissolution of equity in Marketplace Home
Mortgage - Webdigs, LLC (49%)	-	(5,623)

Net equity in the income of Marketplace Home Mortgage -
Webdigs, LLC	$-	$13,279

7	CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease covering office equipment that expires in February, 2012.  Future minimum lease payments including interest required under this lease are as follows:

Years ending October 31,
2011	$4,987
2012	1,663
Total	6,650
Less: amount representing interest	(416)
Net capital lease obligation	6,234
Less: current portion	(4,603)

Long-term obligations under capital lease	$1,631

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

8	INCOME TAXES

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

The provision (benefit) for income taxes consists of the following for the years ended October 31, 2010 and 2009:

	2010	2009

Current	$-	$-
Deferred	(1,000,000)	(266,000)

Subtotal	(1,000,000)	(266,000)

Valuation allowance	1,000,000	266,000

Provision for income taxes	$-	$-

The provision for income taxes varies from the statutory rate applied to the total loss as follows for the years ended October 31, 2010 and 2009:

	2010	2009

Federal income tax benefit at statutory rate (34%)	(1,047,000)	$(369,000)
State tax benefit, net of federal	(185,000)	(65,000)

Nondeductiible expenses	232,000	168,000

Current valuation allowance	1,000,000	266,000

	$-	$-

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

Significant components of the Company’s estimated deferred tax balances consist of the following at October 31, 2010 and 2009:

	2010	2009

Deferred tax assets (liabilities)
Net operating loss carryforwards	$1,226,000	972,000
Accrued expenses	114,000	35,000
Share-based compensation	32,000	33,000
Depreciation	4,000	2,000
Amortization	685,000	19,000

Net deferred tax assets	2,061,000	1,061,000
Valuation allowance	(2,061,000)	(1,061,000)

Net deferred tax assets	$-	$-

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

The Company has a total net operating loss carryforward of approximately $3,064,000 of which expires beginning in 2028 through 2030. Under the Internal Revenue Code Section 382 (IRC 382), certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

The Company did not have any material unrecognized tax benefits as of October 31, 2010 and 2009. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the years ended October 31, 2010 and 2009. The Company is subject to U.S. federal tax examinations by tax authorities for all tax years since inception (May 1, 2007). The Company is open to state tax audits until the applicable statute of limitations expires.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

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

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award. Total stock-option compensation expense included in the Company's consolidated statements of operations for the years ended October 31, 2010 and 2009 was $8,763 and $25,738, respectively. This expense is included in general and administrative expense. The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the years ended October 31, 2010 and 2009. As of October 31, 2010, the Company had $1,562 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted average period of 9 months.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

The assumptions used in the Black-Scholes pricing model and the weighted average fair value of options granted during the years ended October 31, 2010 and 2009 are set forth in the table below:

	2010	2009

Expected term	-	2.8 - 3.6 years
Expected volatility	-	74.0%
Risk-free interest rate	-	2.4 - 3.1%
Dividend yield	-	-
Weighted-average fair value of options granted	-	$0.05

The following is a summary of stock option activity for the year ended October 31, 2010:

				Weighted
		Weighted		average
		average	Aggregate	remaining
	Number of	exercise	intrinsic	contractual term
	options	price	value	(years)

Outstanding at October 31, 2008	600,000	$0.25
Granted	400,000	0.25
Exercised	-	-
Forfeited or expired	-	-

Outstanding at October 31, 2009	1,000,000	0.25		4.1
Granted	-	-
Exercised	-	-
Forfeited or expired	(200,000)	-

Outstanding at October 31, 2010	800,000	$0.25	$-	2.87

Exercisable at October 31, 2010	750,000	$0.25	$-	2.80

The aggregate intrinsic value in the table above represents the difference between the closing stock price on October 31, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on October 31, 2010.  There were no options exercised during the years ended October 31, 2010 and 2009.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

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

In June 2009, the Company granted a new employee 50,000 shares of time-based restricted common stock. The total award was valued at $12,500 (or $0.25 per share) and vests over a six month period.

The Company had no restricted stock grants during the year ended October 31, 2010.

The Company recorded $3,125 and $166,767 stock compensation expense in the consolidated statement of operations related to vested shares (restricted stock) for the years ended October 31, 2010 and 2009, respectively.

A summary of the status of non-vested shares and changes as of October 31, 2010 is set forth below:

	Restricted	Unearned
	Shares	Compensation

Outstanding, October 31, 2008	1,940,813	$198,490
Granted	50,000	12,500
Vested	(1,737,343)	(166,767)
Forfeited/canceled	(240,970)	(41,098)

Outstanding, October 31, 2009	12,500	3,125
Granted	-	-
Vested	(12,500)	(3,125)
Forfeited/canceled	-	-

Outstanding, October 31, 2010	-	$-

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

Stock Warrants

The following is a summary of our outstanding stock warrants as of October 31, 2010:

				Weighted
		Weighted		average
		average	Aggregate	remaining
	Number of	exercise	intrinsic	contractual
	warrants	price	value	term (years)

Outstanding at October 31, 2009	500,000	$0.13	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(300,000)	0.01	-

Outstanding at October 31, 2010	200,000	$0.30	$-	1.11

Exercisable at October 31, 2010	200,000	$0.30	$-	1.11

10	SHAREHOLDERS EQUITY

2010 Activity
In May 2010, 100,000 treasury shares with a historical cost of $25,000 were issued as compensation to an employee of the Company. The fair value of the award at issuance was $4,000. The excess of $21,000 has been recorded against accumulated deficit.

2009 Activity
On September 30, 2009, the Company issued 44,444 of common shares to a third party for $4,889 or $0.11 per share, the trading price of the Company’s stock at that time, for advertising services performed for the Company.

On September 29, 2009, the Company’s Chairman and CEO converted $100,000 of a loan he previously made to the Company for 909,091 common shares valued at $0.11 per share per the terms of the note agreement. He was also granted 150,000 common shares at a per share price of $0.11 for a total value of $16,500 as compensation for the personal guarantee he provided for Webdigs on the $250,000 convertible note agreement the Company entered into back on December 12, 2008.

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
For the Years Ended October 31, 2010 and 2009

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
For the Years Ended October 31, 2010 and 2009

11	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $583,708 and $562,858 at October 31, 2010 and 2009, respectively. The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at October 31, 2010. For the years ended October 31, 2010 and 2009, the Company incurred $70,850 and $152,652 in services and rent from this related party, respectively.

Included in the $70,850 and $152,652 are $42,000 in office rent expense for the Company for each of the years ended October 31, 2010 and 2009. The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis. The Company is currently in negotiations with the website developer to settle this debt with cash and some form of the Company’s equity.

Due to Officers

As of October 31, 2010 and October 31, 2009, the Company was indebted to its officers for amounts totaling $8,345 and $25,331, respectively, for unreimbursed business expenses. All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

During the year ended October 31, 2010, the Company borrowed $355,500 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%. At October 31, 2010 and 2009, the balances due under this note were $528,500 and $173,000, respectively. On October 12, 2010, these notes were modified to allow the CEO to convert to the Company’s common stock at $0.01 per share instead of a previous conversion price of $0.11. This modification resulted in a beneficial conversion charge to interest expense of $580,424 because the stock was trading at $0.03 on that date. For the years ended October 31, 2010 and 2009, the Company incurred $630,932 and $1,416 of interest expense in connection with this note, respectively. Accrued interest included in accrued expenses due under the note as of October 31, 2010 and 2009 was $51,924 and $1,416, respectively. The accrued interest is also convertible into the Company’s common stock at $0.01 per share.

12	BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended October 31, 2010 and 2009, respectively:

Basic earnings per share calculation:	2010	2009

Net loss from continuing operations	$(3,080,671)	$(1,369,224)
Net income from discontinued operations	-	284,409
Net loss	$(3,080,671)	$(1,084,815)

Weighted average of common shares outstanding	33,396,719	26,584,547

Net income (loss) per share - basic
Loss from continuing operations	$(0.09)	$(0.05)
Income from discontinued operations	-	0.01
Net loss per basic share	$(0.09)	$(0.04)

Diluted earnings per share calculation:

Net loss from continuing operations	$(3,080,671)	$(1,369,224)
Net income from discontinued operations	-	284,409
Net loss	$(3,080,671)	$(1,084,815)

Weighted average of common shares outstanding	33,396,719	26,584,547
Stock options (1)	-	-
Stock warrants (2)	-	-
Convertible notes payable - officer/stockholder (3)	-	-

Diluted weighted average common shares outstanding	33,396,719	26,584,547

Net income (loss) per common share - diluted
Loss from continuing operations	$(0.09)	$(0.05)
Income from discontinued operations	-	0.01
Net loss per diluted share	$(0.09)	$(0.04)

(1)
The dilutive effect of stock options in the above table excludes 800,000 and 1,000,000 of underlying options for the years ended October 31, 2010 and 2009, respectively, as they would be anti-dilutive to our net loss for those years.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2010 and 2009

(2)
The dilutive effect of stock warrants in the above table excludes 200,000 and 500,000 of underlying warrants for the years ended October 31, 2010 and 2009, respectively, as they would be anti-dilutive to our net loss for those years.

(3)
The dilutive effect of potential convertible notes and accrued interest equivalent to 58,042,400 and 1,572,727 shares related to the convertible promissory note from the Company’s CEO for the years ended October 31, 2010 and October 31, 2009 have been excluded as they would be anti-dilutive to our net losses for each of the years.

13	OPERATING LEASE COMMITMENTS

The Company conducts its Iggys House operations in a leased facility at 1121 East Commercial Boulevard, Suite 47, Oakland Park, Florida, under an operating lease on a month-to-month basis. Monthly base rent expense for this lease is $300 per month. The Company maintains no other operating lease commitments.

14	SUBSEQUENT EVENTS

Private Placement Loan
In November 2010, the Company entered into a $30,000 loan agreement with a private investor which has a maturity date of June 30, 2012. The loan will accrue interest at a rate of 12% per annum. In addition to interest, the lender will be permitted to convert the note into the Company’s common stock at a price of $0.01 per share. Since the permitted conversion price is lower than the $.02 market price of the Company’s shares at the time of the loan agreement, the Company will recognize and record an additional beneficial conversion feature charge in its consolidated statement of operations of approximately $30,000 for the fiscal year 2011.

Convertible Note Payable to Officer/Shareholder
During the period from November 1, 2010 to December 15, 2010, the Company repaid its Chairman and Chief Executive Officer $29,000 of the convertible note payable held on its consolidated balance sheet as of October 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report On Internal Control Over Financial Reporting

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Annual Report on Form 10-K were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of October 31, 2010, we have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

(1)
In 2009, we recognized our small size and single person financial department as a weakness that prohibited segregation of duties.    We now have had a full year working with our second full-time professional accountant.  This enables some segregation of duties on material matters related to cash management.

(2)
We have had some minor GAAP adjustments made to our interim financial statements, although in reduced instances from prior years.  We did have a significant audit adjustment made at the year-end for the fiscal year ended October 31, 2010.

Despite the improvements in our control deficiencies as compared to last year, we still conclude that, as of October 31, 2010, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.  We intend to further improve our internal controls in our current fiscal year and add additional measures to further mitigate our material internal control weaknesses as the Company grows assuming our operating funds are sufficient.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.   Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2010 have not been fully remediated.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Key Employees

Our Board of Directors and management team includes:

Name	Age	Position(s)	Independent Director
Robert A. Buntz, Jr.	59	Director (Chairman), Chief Executive Officer and President	No
Joseph Fox	44	Director	No
Donald Miller	70	Director	Yes
Steven Sjoblad	61	Director	Yes
Edward Wicker	51	Director, Chief Financial Officer	No

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

Edward Wicker has served as the Chief Financial Officer of the Company, including Webdigs, LLC, since September 2007.  Mr. Wicker was appointed as a director of the Company on July 13, 2010. Mr. Wicker provides a combination of large and small company finance executive experience.  Most recently, Mr. Wicker has served as CFO of several start-up companies in the Twin Cities, including Talor Building Systems (2005-2007), Michelina’s Inc. (2002), and Wireless Ronin Technologies (2001-2002).  Mr. Wicker also founded KMR Designs in 2002, which was a niche supplier of ultra high performance custom winter accessories supplying people who worked and played outdoors for long periods at below-zero temperatures.  Prior to these positions, Mr. Wicker had a long career at personal care products maker Coty, Inc., where he served in several senior finance executive positions.  His final ten years with Coty were spent in Europe, where he served as VP of Finance at Spanish and UK subsidiaries, as well as controller of Coty’s global operations division.  Prior to Europe, Mr. Wicker served as finance director of Coty’s then sister company—Reckitt Benckiser US Consumer Products Division.  Prior to working at Reckitt, he began his career at Ecolab, where he worked in internal audit and financial analyst positions.  Mr. Wicker holds undergraduate and MBA degrees from the University of Minnesota’s Carlson School of Management.  Mr. Wicker is a CPA.

Messrs. Robert Lumpkins and Thomas Meckey left the board in the most recent fiscal year.  Both were founding board members and we are grateful to them for their contributions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the years ended October 31, 2010 and 2009 which was awarded to or earned by (i) our Chief Executive Officer during fiscal year 2010 and (ii) our other executive officers (other than the Chief Executive Officer) who served the Company and who received in excess of $100,000 in total compensation for a year (collectively, the “named executive officers”).

							All Other
Name and Principal					Stock		Comp-
Position	Year	Salary		Bonus	Awards (1)		ensation		Total
Robert A. Buntz, Jr.,	2010	$118,000		-	-		-		$118,000
Chief Executive Officer
and President	2009	120,000	(2)	-	$16,500	(3)	$1,775	(5)	138,275

Edward P Wicker	2010	62,000		-	-		-		62,000
Chief Financial Officer	2009	60,000	(4)	-	-		-		60,000

(1)
The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)). The assumptions and methodologies used to calculate these amounts are discussed in Note 9 in the Notes to Financial Statements contained elsewhere in this Annual Report. The SEC’s disclosure rules previously required that we present stock award and option award information for fiscal 2009 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, recent changes in the SEC’s disclosure rules require that we now present the stock award and option award amounts in the applicable columns in the table above with respect to fiscal 2009 on a similar basis as the fiscal 2010 presentation using the grant date fair value of the awards granted during the corresponding year, regardless of the period over which the awards are scheduled to vest. Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock awards and option awards for fiscal 2009 differ from the amounts previously reported in our Summary Compensation Table for that year. As a result, to the extent applicable, each named executive officer’s total compensation amount for fiscal 2009 may differ from the amount previously reported in our Summary Compensation Table for that year.

(2)	$50,000 of this amount was paid in the form of stock in lieu of cash compensation.

(3)	Reflects value of grant of 150,000 shares (treated as compensation) to Mr. Buntz in September 2009 in consideration of his personal guarantee of repayment on $250,000 convertible promissory note.

(4)	$5,000 of this amount was paid in the form of stock in lieu of cash compensation.

(5)	Mr. Buntz received a commission of $1,775 for a real estate transaction for which he acted as the principal agent.

Employment Agreements with Executives and Key Personnel

We do not currently have an employment agreement with Mr. Buntz.  Nevertheless, our wholly owned operating subsidiary, Webdigs, LLC, is party to a Members Services Agreement with Mr. Buntz.  In that agreement, Mr. Buntz has agreed not to compete against Webdigs for a period of one year following any termination of service, regardless of the reason for such termination, and has also agreed to customary confidentiality and invention-assignment provisions.  The Member Services Agreement with Mr. Buntz provides that Mr. Buntz be paid an annual salary of $120,000 for the year ended October 31, 2009.  In October 2010, Mr. Buntz’s annual salary was adjusted from $120,000 to $96,000. We anticipate no change in compensation for the current fiscal year 2011 which began on November 1, 2010.

We have also entered into a Member Services Agreements with Mr. Edward Wicker, our Chief Financial Officer through our wholly owned operating subsidiary, Webdigs, LLC.  In the Member Services Agreements  we agreed to pay Mr. Wicker  an annual salary of $60,000, and  Mr. Wicker agreed not to compete against Webdigs for a period of one year following any termination of service, regardless of the reason for such termination, and has also agreed to customary confidentiality and invention-assignment provisions.  In October 2010, Mr. Wicker’s annual salary was adjusted from $60,000 to $84,000.  We anticipate no change in compensation for Mr. Wicker for fiscal year 2011.

Currently, the Company does not offer any executive bonus or incentive compensation plan and there are no plans to put one in place for fiscal year 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the executives as of October 31, 2010.

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

In October 2009, we granted options to a non-employee director; Donald Miller. Mr. Miller was appointed as a director of the Company in July 2009, and as a means to induce him to join our Board of Directors, he was granted 200,000 stock options with an exercise price of $0.25 per share. The estimated fair value of these options was $8,321.  75% of the options were vested as of October 30, 2010, with the remaining rights scheduled to vest on July 07, 2011.  The options will expire on October 30, 2013.

The following table sets forth the compensation of our non-employee directors for fiscal year 2010:

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All other
	in Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Name	$	$(1)	$	$	$	$	$
Joseph Fox	-	-	-	-	-	-	$-
Donald M iller	-	-	-	-	-	-	$-
Steven Sjoblad	-	-	-	-	-	-	$-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, the table below identifies the beneficial ownership of:

•	each Company director
•	each executive officer of the Company
•	all executive officers and directors of the Company as a group, and
•	each other beneficial holder (or group of holders) of five percent or more of our common stock.

Each person or entity included in the table below has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, except as indicated by footnote and subject to community property laws where applicable. Percentage ownership is based on 33,396,719 shares of common stock outstanding as of December 31, 2010.

	Shares Beneficially owned (1)	Percentage of Outstanding Shares (%)

Robert Buntz (2)	62,169,008	69.4%

Joseph Fox (3)	3,243,750	9.7%

Donald Miller (4)	350,000	1.0%

Steven Sjoblad (5)	200,000	*

Edward Wicker (6)	1,355,634	4.1%

All current executive officers and directors as a group (five persons) (7)	67,318,392	74.8%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the applicable rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants (or similar purchase rights) held by that person that are presently exercisable, or will become exercisable within 60 days hereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.  As a result of the application of these SEC rules, the number of shares reflected in the table exceeds the number of shares outstanding as of the date of this filing.

(2)
Mr. Buntz is a director of the Company and the Company’s Chief Executive Officer and President.  Of those shares included in the table, 56,234,100 are issuable upon conversion of a convertible note payable and accrued interest on the note as of December 31, 2010.

(3)	Mr. Fox is a non-employee director of the Company. Of those shares set forth in the table, 3,200,000 were issued in the name of Iggys House Inc but are beneficially owned by Mr. Fox.
(4)	Mr. Miller is a non-employee director of the Company. Of those shares set forth on the table, 150,000 shares are issuable upon exercise of vested options to purchase common stock.
(5)	Mr. Sjoblad is a non-employee director of the Company. Of those shares set forth on the table, 200,000 shares are issuable upon exercise of vested options to purchase common stock.
(6)	Mr. Wicker is the Company’s Chief Financial Officer and a director of the Company.
(7)	Includes Messrs. Buntz, Fox, Miller, Sjoblad and Wicker.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended October 31, 2010, the Company borrowed $355,500 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%.  At October 31, 2010 and 2009, the balances due under this note were $528,500 and $173,000, respectively.   Accrued interest due under the note as of October 31, 2010 and 2009 was $51,924 and $1,416, respectively.  (See Note 11 of Financial Statements).

Director Independence

The Board of Directors is comprised of one-half “independent” directors as defined in Rule 4200(a)(15) of the NASDAQ Stock Market. The independent directors are identified by name in the chart that appears in the “Management and Board of Directors” section of this filing.

Our Board of Directors has an Audit Committee consisting of a member who is independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, the member of the Audit Committee is independent as defined in Exchange Act Rule 10A-3, a non-employee director under the rules of the SEC, and an outside director under the rules of the Internal Revenue Service. During the fiscal year ended October 31, 2009, the Board of Directors created a governance structure consisting of three board committees and the naming of a lead director. The three board committees are governance, audit and compensation. The lead director is Mr. Steven Sjoblad.  Mr. Sjoblad convenes conversations amongst independent directors at a minimum on a quarterly basis.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:
	2010	2009

Audit fees	$39,000	$39,117
Audit related fees	18,387	$28,590
Tax fees	11,120	16,115
All other fees	966	-

Total	$69,473	$83,822

Audit Fees.   The fees identified under this caption were for professional services rendered by Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (MTK) for fiscal years 2010 and 2009 in connection with the audit of our annual financial statements.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy.  Our Audit Committee approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in fiscal years 2010 and 2009 were pre-approved by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit Number	Description
21	Subsidiaries of Webdigs, Inc. *

31.1	Certification of CEO pursuant to Section 302. *

31.2	Certification of CFO pursuant to Section 302. *

32	Certification of CEO/CFO pursuant to Section 906. *

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webdigs, Inc.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
President and Chief Executive Officer
January 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert A. Buntz, Jr.	President, Chairman and Chief Executive Officer	January 7, 2011
Robert A. Buntz, Jr.	(Principal Executive Officer)

/s/ Edward Wicker	Chief Financial Officer	January 7, 2011
Edward Wicker	(Principal Financial and Accounting Officer)

/s/ Joseph Fox	Director	January 7, 2011
Joseph Fox

/s/ Donald Miller	Director	January 7, 2011
Donald Miller

/s/ Steven Sjoblad	Director	January 7, 2011
Steven Sjoblad