Form 10-Q
period 2011-01-31
WEBDIGS INC
filed 2011-03-17
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2011

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

As of March 16, 2011 there were 73,035,119 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE MONTH
PERIODS ENDED JANUARY 31, 2011 AND 2010

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$8,169	$5,236
Commissions and fees receivable	8,219	4,669
Prepaid expenses and deposits	4,652	4,608
Other current assets	4,083	5,583

Total current assets	25,123	20,096

Office equipment and fixtures, net	5,748	9,692

Intangible assets, net	68,868	107,286

Total assets	$99,739	$137,074

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	January 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of capital lease obligations	$4,710	$4,603
Accounts payable	141,588	115,355
Accounts payable - minority stockholder	597,209	583,708
Due to officers	8,345	8,345
Convertible notes payable to officer/stockholder	507,200	528,500
Accrued expenses:
Professional fees	6,000	23,500
Payroll and commissions	307,235	263,201
Interest	67,187	51,924
Other liabilities	9,598	16,481

Total current liabilities	1,649,072	1,595,617

Long term liabilities:
Capital lease obligation, less current portion	412	1,631
Convertible note payable, net of discount	3,158	-

Total long term liabilities	3,570	1,631

Total liabilities	1,652,642	1,597,248

Stockholders' deficit:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 33,396,719 common shares issued and outstanding at January 31, 2011 and October 31, 2010	33,397	33,397
Treasury stock - $.001 par value: 963,628 shares held in treasury as of January 31, 2011 and October 31, 2010	(240,907)	(240,907)
Additional paid-in capital	5,657,290	5,626,770
Accumulated deficit	(7,002,683)	(6,879,434)

Total stockholders' deficit	(1,552,903)	(1,460,174)

Total liabilities and stockholders' deficit	$99,739	$137,074

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenue:
Gross revenues	$119,182	$156,729
Less: customer rebates and third-party agent commissions	(22,182)	(65,212)

Net revenues	97,000	91,517

Operating expenses:
Selling	75,919	139,761
General and administrative	86,595	110,124
Amortization of intangible assets	38,418	146,538

Total operating expenses	200,932	396,423

Operating loss	(103,932)	(304,906)

Other expense:
Interest expense	(19,317)	(14,762)

Total other expense	(19,317)	(14,762)

Net loss before income taxes	(123,249)	(319,668)

Income tax provision	-	-

Net loss	$(123,249)	$(319,668)

Net loss per common share - basic and diluted	$-	$(0.01)

Weighted average common shares outstanding - basic and diluted	33,396,719	33,396,719
The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(123,249)	$(319,668)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,944	5,582
Amortization of intangible assets	38,418	146,538
Amortization of discount for beneficial conversion feature on convertible debt	3,158	-
Share-based compensation	520	7,522
Changes in operating assets and liabilities:
Commissions and fees receivable	(3,550)	7,655
Prepaid expenses and deposits	(44)	(21,553)
Other current assets	1,500	4,197
Accounts payable	26,233	8,610
Accounts payable - minority stockholder	13,501	(27,790)
Accrued expenses	41,797	6,972
Other liabilities	(6,883)	(11,328)
Net cash flows used in operating activities	(4,655)	(193,263)

Cash flows from investing activities:
Purchase of equipment and intangible assets	-	(21,760)
Net cash flows used in investing activities	-	(21,760)

Cash flows from financing activities:
Net change in principal balance on convertible notes payable to officer/stockholder	(21,300)	205,000
Proceeds from issuance of convertible note payable	30,000	-
Increase in due to officers	-	16,977
Principal payments on capital lease obligations	(1,112)	(1,013)
Net cash flows provided by financing activities	7,588	220,964

Net change in cash and cash equivalents	2,933	5,941

Cash and cash equivalents, beginning of period	5,236	36,023

Cash and cash equivalents, end of period	$8,169	$41,964

Supplemental disclosure of non-cash investing activities
Beneficial conversion feature related to convertible note payable	$30,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Webdigs, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended October 31, 2010.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Webdigs, Inc. (“the Company”), a Delaware corporation, became a public company in October 2007 after a reverse shell transaction with Select Video, Inc. which was incorporated in Delaware in 1994.  Our business is dedicated to web-assisted residential real estate brokerage services. This is done through our wholly-owned subsidiaries Webdigs, LLC, and Iggyshouse.com, Inc.

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

The Company’s second brand, IggysHouse.com, which launched in January 2010, is a pay as you go listing service that allows home sellers to list their home on their local MLS through a series of participating licensed real estate broker partners in 16 different states (who, pursuant to the rules of the MLS, are the only parties eligible to submit listings on the MLS) and on IggysHouse.com for a flat fee of $149.95 for three months, with various other time periods and ala carte services available for purchase.

The third brand, theMLSDirect.com, offers a $299 fixed price six month MLS listing, utilizing our participating licensed real estate broker partners, to consumers not wishing to engage the services of a listing real estate agent.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

Basis of Consolidation

The consolidated financial statements for the three month periods ended January 31, 2011 and 2010 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the wholly-owned subsidiary of Iggyshouse.com, Inc.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Intangible Assets

The Company has two types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized.  Amortization is on a straight-line method over the estimated three year useful life of the website.  The Company’s principal www.webdigs.com website has been fully amortized and the IggysHouse.com website technology, which is not currently being used, is being amortized on a straightline basis over its remaining estimated life of 17 months after its fair value was written down to $100,000 on July 31, 2010.

Website Domain Names
The Company capitalizes the fair value of website domain names acquired through business combinations or asset acquisitions.  The Company purchased 17 domain names in 17 states in May 2009 from theMLSDirect.com and are amortizing these names over a 2 year estimated useful life.

The Company reviews the carrying amounts of its intangible assets whenever facts and circumstances indicate the assets may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If an asset is considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds its fair value.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

Segment Reporting

The Company operates and manages the business under one reporting segment.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance against its net deferred tax assets as of January 31, 2011 and 2010 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at January 31, 2011 and 2010.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

3	GOING CONCERN

The Company has incurred significant operating losses for the three month periods ended January 31, 2011 and 2010.  At January 31, 2011, the Company reports a negative working capital position of $1,623,949, and an accumulated deficit of $7,002,683.  It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock, debt to its officers and through private placements.  Although the Company intends to obtain additional financing to meet its cash needs, it may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.  The Company began reducing operating expenditures during the year ended October 31, 2009 and has continued with further expense reductions during the year ended October 31, 2010 and the three months ended January 31, 2011.   The Company is hopeful that its decreased cost base coupled with an increased base of real estate agents (obtained through the more agent friendly compensation plan it put it place in July 2010) will enable it to reach its goal of breaking even on operations in the current fiscal year. The Company is also potentially looking at other strategic alternatives for its three business units.

4	FIXED ASSETS AND INTANGIBLE ASSETS

At January 31, 2011 and October 31, 2010, the Company’s fixed assets are as follows:

	January 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Fixed Assets
Furniture and Fixtures	$9,981	$(7,786)	$2,195	$9,981	$(7,187)	$2,794
Computer hardware	50,972	(47,419)	3,553	50,972	(44,074)	6,898

Total Fixed Assets	$60,953	$(55,205)	$5,748	$60,953	$(51,261)	$9,692

Depreciation expense amounted to $3,944 and $5,582 for the three month periods ended January 31, 2011 and 2010, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

At January 31, 2011 and October 31, 2010, the Company’s intangible assets are as follows:

	January 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable assets with determinable lives:
Website Software	$100,000	$(35,293)	$64,707	$100,000	$-	$100,000
Website domain names	25,000	(20,839)	4,161	25,000	(17,714)	7,286

Total Intangible Assets	$125,000	$(56,132)	$68,868	$125,000	$(17,714)	$107,286

Amortization expense amounted to $38,418 and $146,538 for the three month periods ended January 31, 2011 and 2010, respectively.  The Iggys House website software is not currently in service.  The Company is currently determining its future course of action with this asset.

The acquired intangible assets of IggysHouse.com, Webdigs.com and the MLSDirect.com were tested for impairment on July 31, 2010.The fair value of the Iggys house software assets originally capitalized at $1,336,041 as of the June 9, 2009 acquisition date was reduced to $100,000 as of July 31, 2010. As a result, the Company recognized a total impairment charge of $1,251,455 during the fiscal year ended October  31, 2010 for the Iggys House intangible assets.

A separate impairment test for the intangible assets acquired in the May 2009 acquisition of theMLSDirect.com also produced an impairment charge of $11,250 during the six month period ended July 31, 2010.  The Company’s re-evaluation of the 17 affiliate broker relationships acquired as part of the acquisition revealed that none of the 17 affiliates were acting as brokers for the MLSDirect.com as of July 31, 2010.

5	CONVERTIBLE NOTE PAYABLE

In November 2010, the Company entered into a $30,000 convertible loan agreement with a private investor which has a maturity date of June 30, 2012.  The loan will accrue interest at a simple interest rate of 12% per annum.  For the three month period ended January 31, 2011, the Company incurred $760 of interest expense in connection with this note.

The lender can convert the note into the Company’s common stock at a price of $0.01 per share.  Since the permitted conversion price is lower than the $.02 market price of the Company’s shares at the time of the loan agreement, the Company recognized and capitalized a beneficial conversion feature charge of $30,000 in its consolidated statement of operations and is amortizing the charge over the life of the loan using the effective interest method.  The Company recognized a beneficial conversion amortization charge to interest expense of $3,158 for the three month period ended January 31, 2011. The note balance at January 31, 2011, net of the remaining unamortized discount of $26,842, was $3,158.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

6	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $597,209 at January 31, 2011 and $583,708 at October 31, 2010, respectively.  The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at January 31, 2011.  For the three month periods ended January 31, 2011 and 2010, the Company incurred $13,501 and $22,210 in services and rent from this related party, respectively.

Included in the $13,501 and $22,210 are $10,500 in office rent expense for the Company for each of the three month periods ended January 31, 2011 and 2010.  The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis.

Due to Officers

As of January 31, 2011 and October 31, 2010, the Company was indebted to its officers for amounts totaling $8,345 for unreimbursed business expenses.  All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

The Company borrows cash from its CEO under a convertible promissory note that accrues interest at an annual rate of 12%. At January 31, 2011 and October 31, 2010, the balances due under this note were $507,200 and $528,500, respectively. During the three months ended January 31, 2011, the Company repaid a net of $21,300 of principal on the note.  On October 12, 2010, these notes were modified to allow the CEO to convert to the Company’s common stock at $0.01 per share instead of a previous conversion price of $0.11. This modification resulted in a beneficial conversion charge to interest expense of $580,424 for the year ended October 31, 2010 because the stock was trading at $0.03 on October 12, 2010.   For the three month periods ended January 31, 2011 and 2010, the Company incurred $15,263 and $7,772 of interest expense in connection with this note, respectively.   Accrued interest due under the note as of January 31, 2011 and October 31, 2010 was $67,187 and $51,924.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

7	SHARE-BASED COMPENSATION

Stock Options

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.  Total stock-option compensation expense included in the Company's consolidated statements of operations for the three month periods ended January 31, 2011 and 2010 was $520 and $4,397, respectively.  This expense is included in general and administrative expense. The compensation expense had no impact on the basic loss per common share for the three month periods ended January 31, 2011 and 2010.   As of January 31, 2011, the Company had $1,042 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted average period of 6 months.

The following is a summary of stock option activity for the three month period ended January 31, 2011:
	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at October 31, 2010	800,000	$0.25	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding at January 31, 2011	800,000	$0.25	$-	2.62

Exercisable at January 31, 2011	750,000	$0.25	$-	2.55

The aggregate intrinsic value in the table above represents the difference between the closing stock price on January 31, 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on January 31, 2011.  There were no options exercised during the three month period ended January 31, 2011.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

Stock Warrants

The following is a summary of stock warrant activity for the three month period ended January 31, 2011:

	Number of warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at October 31, 2010	200,000	$0.30	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Outstanding at January 31, 2011	200,000	$0.30	$-	0.86

Exercisable at January 31, 2011	200,000	$0.30	$-	0.86

8	SHAREHOLDERS EQUITY

There were no equity issuances for the three month period ended January 31, 2011.

9	BASIC AND DILUTED EARNINGS PER SHARE

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three month periods ended January 31, 2011 and 2010, respectively.

	Three months ended
	January 31
	2011	2010
Basic earnings per share calculation:
Net loss to common shareholders	$(123,249)	$(319,668)
Weighted average of common shares outstanding	33,396,719	33,396,719
Basic net loss per share	$-	$(0.01)

Diluted earnings per share calculation:
Net loss to common shareholders	$(123,249)	$(319,668)
Weighted average of common shares outstanding	33,396,719	33,396,719
Stock options (1)	-	-
Stock warrants (2)	-	-
Convertible notes payable - officer/stockholder (3)	-	-
Convertible note payable (4)	-	-
Diluted weighted average common shares outstanding	33,396,719	33,396,719

Diluted net loss per share	$-	$(0.01)

(1)
The dilutive effect of stock options in the above table excludes 800,000 and 1,000,000 of underlying stock options for the three month periods ended January 31, 2011 and 2010, respectively, as they would be anti-dilutive to our net loss for those periods.

(2)
The dilutive effect of stock warrants in the above table excludes 200,000 of underlying stock warrants for the three month periods ended January 31, 2011 and 2010, as they would be anti-dilutive to our net loss for those periods.

(3)
The dilutive effect of potential convertible notes and accrued interest equivalent to 57,438,700 and 3,436,364 shares related to the convertible promissory note from the Company’s CEO for the three month periods ended January 31, 2011 and 2010, respectively, have been excluded as they would be anti-dilutive to our net loss for those periods.

(4)
The dilutive effect of a potential convertible note equivalent to 3,076,000 shares related to a convertible promissory note for the three month period ended January 31, 2011 has been excluded as it would be anti-dilutive to our net loss for that period.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2011 and 2010

10	SUBSEQUENT EVENTS

Convertible Note Payable to Officer/Shareholder

During the period from February 1, 2011 to March 16, 2011, the Company’s Chairman and Chief Executive Officer loaned the Company $13,650 under the Convertible Note Payable – Officer/Stockholder (See Note 5). The total principal amount outstanding at March 14, 2011 was $520,850.

On March 15, 2011 the Company’s Chairman and CEO exercised his right to convert $300,000 of the Convertible Note Payable – Officer/Stockholder he held with the Company at a price of $0.01 per common share resulting in the issuance of an additional 30,000,000 common shares to him and concurrently reducing the balance of the Convertible Note Payable – Officer/Stockholder to $220,850.

On March 11, 2011, the Company’s Board of Directors granted the Company’s CFO the right to convert up to $96,384 of accrued salary into shares in the Company’s common stock at a price of $0.01 per share.  On March 15, 2011, the Company’s CFO exercised this right and acquired 9,637,400 shares of the Company’s common stock at a price per share of $0.01.

The Company’s board of directors approved the spin-off of the Company’s Iggyshouse.com operations on March 11, 2011.  Under the proposed spin-off, the Company’s shareholders of record as of March 22, 2011 will receive shares in Iggyshouse.com, Inc. proportional to their shareholdings in Webdigs, Inc.   The Company expects the transaction to close sometime in May or June 2011.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth below should be read in conjunction with our audited consolidated financial statement contained in our Form 10K  filed with the SEC on January 12, 2011  relating to our fiscal year ended October 31, 2010.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Webdigs, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the 10K filed with the SEC on January 12, 2011 should be considered in evaluating our prospects and future performance.

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

Our second brand, IggysHouse.com, which launched in January 2010, is a pay as you go listing service clearinghouse that allows home sellers to list their home on their local MLS through a series of participating licensed real estate brokers  in 19 different states (who, pursuant to the rules of the MLS, are the only parties eligible to submit listings on the MLS) and on IggysHouse.com for a flat fee of $149.95 for three months, with various other time periods and ala carte services available for purchase.

Our third brand, theMLSDirect.com, offers a $299 fixed price six month MLS listing, utilizing our participating licensed real estate brokers, to consumers not wishing to engage the services of a listing real estate agent charging a commission.

Currently, we market to potential customers principally through internet ad campaigns, limited but highly targeted e-mail, and direct mail.  Our most consistent source of business, however, has been referrals from previous satisfied customers of our businesses.

Results of Operation

For the three month periods ended January 31, 2011 and 2010

Our first quarter results were in line with expectations.    For the quarter ended January 31, 2011 our net revenue increased by 6% to $97,000 from $91,547 for the same period in 2010.    On a transaction basis, our Webdigs real estate business closed 16 home sale transactions in the quarter ended January 31, 2011.  In 2010, we closed 18 transactions in the same period.  Our operating loss for the three months ended January 31, 2011 was $103,932 compared to $304,906 for the comparable three month period ended January 31, 2010.  If we exclude the amortization charge for intangible assets, our operating loss would have decreased by 59%, from $158,368 for the three months ended January 31, 2010 compared to $65,514 for the three months ended January 31, 2011.   All in all, with the difficult conditions in our main Twin Cities real estate market, we believe the increased net revenue we achieved is noteworthy.   Statistics from the Northstar MLS Twin Cities data base show an approximate 1% decline in pending sales and a 9.7% decline in closed sales for the three months ended January 31, 2011 compared to the same three month period ended January 31, 2010.

Helping us grow revenues slightly was the fact that in the current quarter ended January 31, 2011, we offered rebates of up to 1% of the purchase price of the home to buyers who used our services.  However, during the same period last year, we were offering a buyer rebate of 50% of our commissions, which typically approximated 1.35% of the purchase price of the home.   Our net average revenue per transaction for our Webdigs real estate business increased by 14% from $4,835 for the three months ended January 31, 2010 to $5,497 for the most recent quarter ended January 31, 2011.

We continued on a trend we began two years ago to streamline our operating expenses and limit our marketing efforts to highly targeted expenditures.   We reduced selling expenses by 46% from $139,761 for the three months ended January 31, 2010 to $75,919 for the same period this year.  The most significant selling expense decreases come from a decrease in sales salaries and advertising.  In the three months ended January 31, 2010, we had two full time sales team members collecting salaries.   In addition, 60% of our CEO’s salary was classified as selling expenses.   Together, these three expenses totaled $38,533 in the quarter ended January 31, 2010.  For the current fiscal year, these expenses totaled zero (although our CEO salary has been re-classified as G&A expense).  Advertising has been reduced dramatically – from $26,069 for the three months ended January 31, 2010 to $4,889 for the comparable period this year.  In addition, we eliminated the cost of internal hosting for our Iggyshouse.com and Webdigs.com websites.  This reduction in our website costs has produced savings of $6,831.     The only significant selling expense increase occurred in commission expense – related to a more generous commission policy which was put in place in Q3 of the fiscal year ended October 31, 2010 to encourage more sales growth.    This increase totaled $8,801.

In addition to our selling expense cuts, we reduced general and administrative spending by $23,529 ($86,595 for the quarter ended January 31, 2011 versus $110,124 for the same period last year).   The primary factor in our general and administrative expense reduction was a $25,000 decrease in investor relations expenses.   Starting this year, we are focusing our spending exclusively on supporting our business.   As a result, investor relations expenditures were cut to zero for the quarter ended January 31, 2011.   The only other significant year over year changes were in salary and wages.   In the three months ended January 31, 2010, we classified $18,000 of our CEO salary as selling expenses.  In the current year, we classified the $18,000 as G&A expense.  This contributed to an overall wage and salary expense increase in the recent 3 months of about $18,000.    In non-cash compensation costs, we have experienced a significant reduction of $7,002 in the three month period ended January 31, 2011 versus the same quarter last year. In essence, we have not granted any share awards to any employee since 2007 and the only remaining non-cash compensation expense we are incurring is $520 for a 2009 director option grant.  These options will be fully vested as of July 31, 2011.

Other positive highlights for our recent quarter include increased revenues versus the same period last year for both our Iggyshouse.com brand and theMLSDirect.com.   In the case of Iggyshouse.com, we don’t have a full quarter of data to compare to for 2010.  We only launched the brand in January 2010.  For theMLSDirect.com, however, revenues for the three months ended January 31, 2011 and 2010 respectively are $6,389 and $3,497, an increase of 83%.  We remain pleased with the results of our new third party hosted Iggyshouse.com platform.    We now offer the ability for our customers to partner with brokers in 19 different states to have their home listed for a three or six month period on Iggyshouse.com.

Our intangible asset base has shrunk considerably in the last 12 months.  This accounts for the major decrease in amortization charges from $146,538 for the three months ended January 31, 2010 to $38,418 for the current three month period ended January 31, 2011.

We incurred interest costs of $19,317 in the quarter ended January 31, 2011 compared to $14,762 for the period ended January 31, 2010.  Of the current quarter’s interest expense, all but $135 of it relates to a convertible note from our CEO or a $30,000 convertible note with a beneficial conversion feature discount that brought in operating capital for us in November 2010.

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

Liquidity and Capital Resources; Anticipated Financing Needs

As of January 31, 2011, we had $8,169 of cash and cash equivalents and current liabilities of $1,649,072.  The most significant change in liabilities versus October 31, 2010 has been the increase in the balance of accrued commissions and salaries.  This increased by $44,034 since the end of our last fiscal year as we continue to conserve cash to fund our other ongoing obligations.

We used $4,655 of cash in operating activities during the three months ended January 31, 2011 compared to $193,263 for the three months ended January 31, 2010.  Cash used in operations for the three months ended January 31, 2011 included a net loss of $123,249 which was partially offset by $46,040  of various non-cash expenses for depreciation, amortization, amortization of debt discount related to a beneficial conversion feature , and share-based compensation.  For the three months ended January 31, 2010, these non-cash items totaled $159,642.   The significant decrease is largely due to our decision to impair a significant portion of the Iggyshouse.com assets in July 2010 which significantly lowered our current quarter amortization cost and the completion of the amortization of our in-house developed www.webdigs.com website costs.   For the three months ended January 31, 2011, we were able to defer payments of some salary expenses and defer payment on some payables.   Increases in accrued expenses, payables and other liabilities totaled $74,648 for the three months ended January 31, 2011.

For the three months ended January 31, 2011, we did not use any cash flows in investing activities.   In our prior fiscal year, we invested $21,760 in website development for the IggysHouse.com website.

In total, financing activities provided $7,588 and $220,964 for the three month periods ended January 31, 2011 and 2010, respectively.  We received $30,000 in proceeds from a convertible note in November 2010.  Partially offsetting the proceeds from this note was a net reduction in principal balance due our CEO on his convertible note of $21,300.   In the prior year, proceeds from the convertible note with our CEO totaled a net $205,000.  An additional $16,977 was provided by an increase in balances due company officers for the three months ended January 31, 2010.

According to the National Association of Realtors, as of January 2011, on a national level, the median home price fell 3.7 percent from January 2010 to $158,800, the lowest since April 2002 with 37% of January 2011 transactions resulting from distressed circumstances (foreclosure, short sale etc.).   These difficult housing market conditions coupled with our low cash position have forced us to intensify our cost containment focus over the near term.   Our goal for fiscal 2011 continues to be to create positive operating cash flow from our web-assisted real estate brokerage (our Webdigs brand).

We strive in the current year to add revenues while holding expenses relatively flat.  We believe that our new agent friendly compensation plan, and enhanced website tools for our agents will help produce more revenue without extensive outlays of cash.  Towards the end of our prior fiscal year, we moved from operating with internally developed websites to sites that are developed and hosted by third parties.  This change was positive for us in the quarter ended January 31, 2011 and we expect this change will continue to have a significantly positive effect on our expenses without compromising our technology and customer service.  We believe that we will be able to fund operations for the current fiscal year with minimal cash infusions.  We are working hard to put plans in place to generate positive operating cash flow on a monthly basis prior to the end of our current fiscal year ending October 31, 2011, and believe that we will need at least $120,000 (in addition to the $30,000 we obtained in November 2010 through the issuance of a convertible note) of additional financing to allow us to complete the current year with sufficient operating capital.

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

Given the financing needs of the Company’s business, as conducted under its three separate brands, the Company is actively reviewing possible strategic alternatives for some or all of its brands with a view to (i) presenting a clearer business and financial picture to potential financiers, thereby increasing the likelihood of obtaining financing, (ii) diminishing the chance of liabilities of one brand adversely affecting another, and, ultimately, (iii) providing increased shareholder value.   One result of our strategic review was that on March 11, 2011 our board of directors approved a plan to spin-off our Iggyshouse.com business to our shareholders of record as of March 22, 2011. The Company anticipates filing the Form 10 for IggysHouse.com, Inc. on March 17, 2011.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance for its net deferred tax assets as of January 31, 2011 and 2010 because realization of those assets is not reasonably assured.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized for the periods ended January 31, 2011 and 2010 includes compensation cost for restricted stock awards and stock options.  The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Intangible Assets.  We have two types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized.  Amortization is on a straight-line method over the estimated three year useful life of the website.  As of January 31, 2011, the Company’s principal www.webdigs.com website has been fully amortized and the Iggyshouse.com website technology, which is not currently being used, is being amortized over its remaining estimated life of 11 months.

Website Domain Names
The Company capitalizes the fair value of website domain names acquired through business combinations or asset acquisitions.  The Company purchased 17 domain names in 17 states in May 2009 from theMLSDirect.com and are amortizing these names over a 2 year estimated useful life.

The Company reviews the carrying amounts of its intangible assets whenever facts and circumstances indicate the assets may be impaired. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds its fair value.

Commissions and Fees Receivable.  Real estate commissions and fees receivable are recorded at the amount the Company expects to collect from real estate transactions closed.  These receivables represent brokerage commission balances due the Company from clients or listing real estate brokerages and usually are settled within 1 to 10 days after closing.

The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables.  Historically, the Company has not experienced significant losses related to receivables from individual customers.  At January 31, 2011 and 2010, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

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

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

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

Going Concern

The Company incurred significant operating losses for the three months ended January 31, 2011.  At January 31, 2011, the Company reports a negative working capital position of $1,623,949 and accumulated deficit of $7,002,683.  It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of January 31, 2011, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2010 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

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

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer
Dated: March 16, 2011

/s/ Edward Wicker
Edward Wicker
Chief Financial Officer
Dated: March 16, 2011

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002