Form 10-Q
period 2011-04-30
WEBDIGS INC
filed 2011-06-20
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

OR

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|  No  |X|

As of June 14, 2011, there were 73,035,119 shares of the issuer’s common stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND SIX MONTH
PERIODS ENDED APRIL 30, 2011 AND 2010

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$9,496	$5,236
Commissions and fees receivable	-	4,669
Prepaid expenses and deposits	5,466	4,608
Other current assets	3,083	5,583

Total current assets	18,045	20,096

Office equipment and fixtures, net	2,331	9,692

Intangible assets, net	48,097	107,286

Total assets	$68,473	$137,074

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of capital lease obligations	$3,985	$4,603
Accounts payable	163,162	115,355
Accounts payable - minority stockholder	608,089	583,708
Due to officers	8,398	8,345
Convertible notes payable to officer/stockholder	222,000	528,500
Accrued expenses:
Professional fees	12,000	23,500
Payroll and commissions	250,778	263,201
Interest	79,372	51,924
Other liabilities	7,258	16,481

Total current liabilities	1,355,042	1,595,617

Long term liabilities:
Capital lease obligation, less current portion	-	1,631
Convertible note payable, net of discount	7,895	-

Total long term liabilities	7,895	1,631

Total liabilities	1,362,937	1,597,248

Stockholders' deficit:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 73,035,119 and 33,396,719 common shares issued and
outstanding at April 30, 2011 and October 31, 2010, respectively	73,035	33,397
Treasury stock - $.001 par value: 963,628 shares held in
treasury as of April 30, 2011 and October 31, 2010	(240,907)	(240,907)
Additional paid-in capital	6,014,556	5,626,770
Accumulated deficit	(7,141,148)	(6,879,434)

Total stockholders' deficit	(1,294,464)	(1,460,174)

Total liabilities and stockholders' deficit	$68,473	$137,074

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Gross revenues	$110,963	$260,043	$230,145	$416,772
Less: customer rebates and third-party
agent commissions	(34,126)	(97,766)	(56,308)	(162,978)

Net revenues	76,837	162,277	173,837	253,794

Operating expenses:
Selling	66,594	103,352	142,513	243,113
General and administrative	111,666	142,804	198,261	252,928
Amortization of intangible assets	20,771	291,187	59,189	437,725

Total operating expenses	199,031	537,343	399,963	933,766

Operating loss	(122,194)	(375,066)	(226,126)	(679,972)

Other expense:
Interest expense	(16,271)	(17,520)	(35,588)	(32,282)

Total other expense	(16,271)	(17,520)	(35,588)	(32,282)

Net loss before income taxes	(138,465)	(392,586)	(261,714)	(712,254)

Income tax provision	-	-	-	-

Net loss	$(138,465)	$(392,586)	$(261,714)	$(712,254)

Net loss per common share - basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding -
basic and diluted	55,665,483	33,396,719	44,531,101	33,396,719

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2011	2010
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(261,714)	$(712,254)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	7,361	11,165
Amortization of intangible assets	59,189	437,725
Amortization of discount for beneficial conversion feature on convertible debt	7,895	-
Share-based compensation	1,040	11,919
Changes in operating assets and liabilities:
Commissions and fees receivable	4,669	(7,500)
Prepaid expenses and deposits	(858)	2,331
Other current assets	2,500	(10,700)
Accounts payable	47,807	(96,875)
Accounts payable - minority stockholder	24,381	(6,987)
Accrued expenses	99,909	68,706
Other liabilities	(9,223)	31,355
Net cash flows used in operating activities	(17,044)	(271,115)

Cash flows from investing activities:
Purchase of intangible assets	-	(21,760)
Net cash flows used in investing activities	-	(21,760)

Cash flows from financing activities:
Proceeds from (payments to) officer/stockholder convertible notes payable	(6,500)	304,000
Proceeds from issuance of convertible note payable - third party	30,000	-
Increase (decrease) in due to officers	53	(14,721)
Principal payments on capital lease obligations	(2,249)	(2,050)
Net cash flows provided by financing activities	21,304	287,229

Net change in cash and cash equivalents	4,260	(5,646)

Cash and cash equivalents, beginning of period	5,236	36,023

Cash and cash equivalents, end of period	$9,496	$30,377

Supplemental disclosure of non-cash investing activities
Beneficial conversion feature related to convertible note payable	$30,000	$-

Conversion of accrued officer salary to common stock	$96,384	$-

Conversion of convertible notes payable from officer/stockholder	$300,000	$-

Reclassification of amounts due to officers as accrued expenses	$-	$33,275

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Periods Ended April 30, 2011 and 2010

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

The Company’s second brand, Iggyshouse.com, which launched in January 2010, is a pay as you go listing service that allows home sellers to list their home on their local MLS through a series of participating licensed real estate brokerage partners in 16 different states (who, pursuant to the rules of the MLS, are the only parties eligible to submit listings on the MLS) and on Iggyshouse.com for a flat fee of $149.95 for three months, with various other time periods and ala carte services available for purchase.

The third brand, theMLSDirect.com, offers a $299 fixed price six month MLS listing, utilizing our participating licensed real estate brokerage partners, to consumers not wishing to engage the services of a listing real estate agent.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Periods Ended April 30, 2011 and 2010

Basis of Consolidation

The consolidated financial statements for the three and six month periods ended April 30, 2011 and 2010 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the wholly-owned subsidiary of Iggyshouse.com, Inc.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Intangible Assets

The Company has two types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized.  Amortization is on a straight-line method over the estimated three year useful life of the website.  The Company’s principal www.webdigs.com website has been fully amortized and the Iggyshouse.com website technology, which is not currently being used, is being amortized on a straight-line basis over its remaining estimated life of 17 months after its fair value was written down to $100,000 on July 31, 2010.

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
For the Three and Six Months Periods Ended April 30, 2011 and 2010

Segment Reporting

The Company operates and manages the business under one reporting segment.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance against its net deferred tax assets as of April 30, 2011 and 2010 because realization of those assets is not more likely than not.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at April 30, 2011 and 2010.

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended April 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

3	GOING CONCERN

The Company has incurred significant operating losses for the three and six month periods ended April 30, 2011 and 2010.  At April 30, 2011, the Company reports a negative working capital position of $1,336,997, and an accumulated deficit of $7,141,148.  It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Periods Ended April 30, 2011 and 2010

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock, debt to its officers and through private placements.  Although the Company intends to obtain additional financing to meet its cash needs, it may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.  The Company began reducing operating expenditures during the year ended October 31, 2009 and has continued with further expense reductions during the year ended October 31, 2010 and the six months ended April 30, 2011.   The Company is hopeful that its decreased cost base coupled with an increased base of real estate agents (obtained through the more agent friendly compensation plan it put it place in July 2010) will enable it to reach its goal of breaking even on cashflow from operations in the current fiscal year. The Company is also potentially looking at other strategic alternatives for its three business units.

4	FIXED ASSETS AND INTANGIBLE ASSETS

At April 30, 2011 and October 31, 2010, the Company’s fixed assets are as follows:

	April 30, 2011			October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Fixed Assets
Furniture and Fixtures	$9,981	$(8,385)	$1,596	$9,981	$(7,187)	$2,794
Computer hardware	50,972	(50,237)	735	50,972	(44,074)	6,898
Total Fixed Assets	$60,953	$(58,622)	$2,331	$60,953	$(51,261)	$9,692

Depreciation expense amounted to $3,417 and $5,583 for the three month periods ended April 30, 2011 and 2010, respectively.  For the six month periods ended April 30, 2011 and 2010, depreciation expense was $7,361 and $11,165, respectively.

At April 30, 2011 and October 31, 2010, the Company’s intangible assets are as follows:

	April 30, 2011			October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable assets with
determinable lives:
Website Software	$100,000	$(52,939)	$47,061	$100,000	$-	$100,000
Website domain names	25,000	(23,964)	1,036	25,000	(17,714)	7,286
Total Intangible Assets	$125,000	$(76,903)	$48,097	$125,000	$(17,714)	$107,286

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Periods Ended April 30, 2011 and 2010

Amortization expense amounted to $20,771 and $291,187 for the three month periods ended April, 2011 and 2010, respectively.  For the six month periods ended April 30, 2011 and 2010, amortization expense was $59,189 and $437,725, respectively. The Iggyshouse website software is not currently in service.  The Company is currently determining its future course of action with this asset.

5	CONVERTIBLE NOTE PAYABLE

In November 2010, the Company entered into a $30,000 convertible loan agreement with a private investor which has a maturity date of June 30, 2012.  The loan accrues interest at a simple interest rate of 12% per annum.  For the three and six month periods ended April 30, 2011, the Company incurred $900 and $1,660 of interest expense in connection with this note, respectively.

The lender can convert the note into the Company’s common stock at a price of $0.01 per share. Since the permitted conversion price is lower than the $.02 market price of the Company’s shares at the time of the loan agreement, the Company recognized and capitalized a beneficial conversion feature charge of $30,000 and is amortizing the charge over the life of the loan using the effective interest method.  The Company recognized a beneficial conversion amortization charge to interest expense of $4,737 and $7,895 for the three and six month periods ended April 30, 2011, respectively. The note balance at April 30, 2011, net of the remaining unamortized discount of $22,105, was $7,895.

6	RELATED PARTY TRANSACTIONS

Spin-off of Iggyshouse.com, Inc.

The Company’s board of directors approved the spin-off of the Company’s Iggyshouse.com operations on March 11, 2011.  Under the proposed spin-off, the Company’s shareholders will receive shares in Iggyshouse.com, Inc. proportional to their shareholdings in Webdigs, Inc.   The Company expects the transaction to potentially close sometime in the current fiscal year, if at all.  The approved spin-off transaction has not yet been fully executed as of the date of this 10-Q filing.  All of the Iggyshouse assets, liabilities and operating results remain included in the consolidated results of the Company as of April 30, 2011.

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $608,089 at April 30, 2011 and $583,708 at October 31, 2010, respectively.  The two principals of this advertising company are also minority stockholders in the Company – holding approximately 0.7% of the Company’s outstanding shares at April 30, 2011.  For the six month periods ended April 30, 2011 and 2010, the Company incurred $24,481 and $43,013 in services and rent from this related party, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Periods Ended April 30, 2011 and 2010

Included in the $24,481 and $43,013 is $21,000 in office rent expense for the Company for each of the six month periods ended April 30, 2011 and 2010.  The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis.

Due to Officers

As of April 30, 2011 and October 31, 2010, the Company was indebted to its officers for amounts totaling $8,398 and $8,345 respectively, for unreimbursed business expenses.  All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

The Company borrows cash from its CEO under a convertible promissory note that accrues interest at an annual rate of 12%. At April 30, 2011 and October 31, 2010, the balances due under this note were $222,000 and $528,500, respectively. During the six months ended April 30, 2011, the Company repaid a net of $6,500 of principal on the note.  On October 12, 2010, these notes were modified to allow the CEO to convert to the Company’s common stock at $0.01 per share instead of a previous conversion price of $0.11. This modification resulted in a beneficial conversion charge to interest expense of $580,424 for the year ended October 31, 2010 because the stock was trading at $0.03 on October 12, 2010.   On March 15, 2011, the Company’s Chairman and CEO exercised his right to convert $300,000 of the Convertible Note Payable – Officer/Stockholder he held with the Company at a price of $0.01 per common share resulting in the issuance of an additional 30,000,000 common shares to him and concurrently reducing the balance of the Convertible Note Payable – Officer/Stockholder by $300,000.  For the three and six month periods ended April 30, 2011, the Company incurred $10,525 and $25,788 of interest expense in connection with this note, respectively.   Accrued interest due under the note as of April 30, 2011 and October 31, 2010 was $77,712 and $51,924,  respectively.

7	SHARE-BASED COMPENSATION

Stock Options

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.  Total stock-option compensation expense included in the Company's consolidated statements of operations for the six month periods ended April 30, 2011 and 2010 was $1,040 and $8,794, respectively.  Total stock compensation for the three months ended April 30, 2011 and 2010 was $520 and $4,397, respectively. This expense is included in general and administrative expense. The compensation expense had no impact on the basic loss per common share for the three and six month periods ended April 30, 2011 and 2010.   As of April 30, 2011, the Company had $520 of unrecognized compensation expense related to the outstanding stock options, which will be recognized over a weighted average period of 3 months.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Periods Ended April 30, 2011 and 2010

The following is a summary of stock option activity for the six month period ended April 30, 2011:

				Weighted average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	options	exercise price	value	(years)
Outstanding at October 31, 2010	800,000	$0.25	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at April 30, 2011	800,000	$0.25	$-	2.38
Exercisable at April 30, 2011	750,000	$0.25	$-	2.30

The aggregate intrinsic value in the table above represents the difference between the closing stock price on April 30, 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on April 30, 2011.  There were no options exercised during the six month period ended April 30, 2011.

Stock Warrants

The following is a summary of stock warrant activity for the six month period ended April 30, 2011:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	warrants	exercise price	value	(years)
Outstanding at October 31, 2010	200,000	$0.30	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at April 30, 2011	200,000	$0.30	$-	0.62
Exercisable at April 30, 2011	200,000	$0.30	$-	0.62

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Periods Ended April 30, 2011 and 2010

8	STOCKHOLDERS’ EQUITY

On March 11, 2011, the Company’s Board of Directors granted the Company’s CFO the right to convert up to $96,384 of accrued salary into shares of the Company’s common stock at a price of $0.01 per share.  On March 11, 2011, the Company’s CFO exercised this right and converted $96,384 of his accrued but unpaid compensation owed to him by the Company, acquiring 9,638,400 shares of the Company’s common stock at a price per share of $0.01.

On March 15, 2011, the Company’s Chairman and CEO exercised his right to convert $300,000 of the Convertible Note Payable – Officer/Stockholder he held with the Company at a price of $0.01 per common share resulting in the issuance of an additional 30,000,000 common shares to him and concurrently reducing the balance of the Convertible Note Payable – Officer/Stockholder by $300,000 (see Note 6).

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Periods Ended April 30, 2011 and 2010

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six month periods ended April 30, 2011 and 2010, respectively.

	Three months ended		Six months ended
	April 30		April 30
	2011	2010	2011	2010
Basic earnings per share calculation:
Net loss to common shareholders	$(138,465)	$(392,586)	$(261,714)	$(712,254)
Weighted average of common shares outstanding	55,665,483	33,396,719	44,531,101	33,396,719
Basic net loss per share	$-	$(0.01)	$(0.01)	$(0.02)

Diluted earnings per share calculation:
Net loss to common shareholders	$(138,465)	$(392,586)	$(261,714)	$(712,254)
Weighted average of common shares outstanding	55,665,483	33,396,719	44,531,101	33,396,719
Stock options (1)	-	-	-	-
Stock warrants (2)	-	-	-	-
Convertible notes payable - officer/stockholder (3)	-	-	-	-
Convertible note payable (4)	-	-	-	-
Diluted weighted average common shares outstanding	55,665,483	33,396,719	44,531,101	33,396,719
Diluted net loss per share	$-	$(0.01)	$(0.01)	$(0.02)

(1)
The dilutive effect of stock options in the above table excludes 800,000 and 1,000,000 of underlying stock options for the three and six month periods ended April 30, 2011 and 2010, respectively, as they would be anti-dilutive to our net loss for those periods.

(2)
The dilutive effect of stock warrants in the above table excludes 200,000 and 200,000 of underlying stock warrants for the three and six month periods ended April 30, 2011 and 2010, as they would be anti-dilutive to our net loss for those periods.

(3)
The dilutive effect of potential convertible notes and accrued interest equivalent to 29,971,200 and 2,727,273 shares related to the convertible promissory note from the Company’s CEO as of April 30, 2011 and 2010, respectively, have been excluded as they would be anti-dilutive to our net loss for those periods.

(4)
The dilutive effect of a potential convertible note equivalent to 3,166,000 shares related to a convertible promissory note as of April 30, 2011 has been excluded as it would be anti-dilutive to our net loss for that period.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Periods Ended April 30, 2011 and 2010

10	SUBSEQUENT EVENTS

Convertible Note Payable to Officer/Shareholder

During the period from May 1, 2011 to June 14, 2011, the Company’s Chairman and Chief Executive Officer loaned the Company $8,900 under the Convertible Note Payable – Officer/Stockholder (See Note 6). The total principal amount outstanding at June 14, 2011 was $230,900.

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

We operate under three brands. Webdigs.com, our first brand, is our full-service discounted real estate brokerage.  Webdigs offers a commission sharing program with buyers enabling them to receive part of our commission totaling up to 1% of the sales price of the home they purchase through us.  We also offer listing services below the price of traditional full-service brokerages.  We do not mandate that our Webdigs real estate agents charge a pre-determined price for listing a seller’s home, but believe that all of our agents offer listings to their customers for less than other traditional brokerages, who we believe most often charge 5-7% for listing services.

Our second brand, IggysHouse.com, which launched in January 2010, is a pay as you go listing service clearinghouse that allows home sellers to list their home on their local MLS through a series of participating licensed real estate brokers  in 16 different states (who, pursuant to the rules of the MLS, are the only parties eligible to submit listings on the MLS) and on IggysHouse.com for a flat fee of $149.95 for three months, with various other time periods and ala carte services available for purchase.

Our third brand, theMLSDirect.com, offers a $299 fixed price six month MLS listing, utilizing our participating licensed real estate brokers, to consumers not wishing to engage the services of a listing real estate agent charging a commission.

Currently, we market on a very limited basis to potential customers principally through internet ad campaigns, limited but highly targeted e-mail, and direct mail.  Our most consistent source of business, however, has been referrals from previous satisfied customers of our businesses.

Results of Operation

For the three month periods ended April 30, 2011 and 2010

Our second quarter results were in line with expectations.  Although our revenues declined, our operating loss was substantially reduced versus the prior year three month period ended April 30, 2010.  For the quarter ended April 30, 2011, our net revenue decreased by 53% to $76,837 from $162,277 for the three months ended April 30, 2010.  Driving the 53% revenue decrease was a 36% decrease in closed transactions from 34 to 22.  Exacerbating the revenue decline was a significant drop in gross revenue per transaction from approximately $7,200 for the three months ended April 30, 2010 to $4,500 for the three months ended April 30, 2011.  For the three months ended April 30, 2011, the average price of a home sold through Webdigs was $157,000 compared to $264,000 for the same period in 2010.  As reported in the Minneapolis Star Tribune reported on June 1, 2011, on a relative price basis, the Twin Cities is the weakest major market in the US.  The Star Tribune notes that “As home prices across the country continue to decline, the Twin Cities is leading the plunge among the largest U.S. cities. Home prices in the Minneapolis-St. Paul area were 10 percent lower in March than a year earlier, according to the Standard & Poor's/Case-Shiller index of 20 cities. The Twin Cities was the only metro area to see prices drop by double digits since March 2010”.

In addition to pricing issues, the Twin Cities market is also soft in terms of transactions.  The federal tax credit for first time home buyers seems to have pushed up sales substantially for the three months ended April 30, 2010.  We do not have that “bump” effect this fiscal year. The June 1, 2011 Star Tribune also quoted Brad Fisher, president of the Minneapolis Association of Realtors commenting on 2011 transaction volume in the Twin Cities.   According to Fisher, “the Case-Shiller numbers are skewed in part by the federal tax credit for first-time home buyers and trade-up home buyers. “That was a huge issue (in 2010)”.  Fisher notes “metro area pending sales for April were off about 25 percent (compared to April 2010)”

Our operating loss for the three months ended April 30, 2011 was $122,194 compared to $375,066 for the comparable three month period ended April 30, 2010.  However, if we exclude the amortization charge for intangible assets, our operating loss would actually have increased by 21%, from $83,879 for the three months ended April 30, 2010 compared to $101,423 for the three months ended April 30, 2011.    We simply can’t experience a drop in sales of 53% without noticing an effect on profitability.

As we have mentioned in our prior quarterly management comments, we continue to focus on reducing unneeded operating expenses to lower our monthly break even sales level.   We made progress in this area in the three months ended April 30, 2011.    We reduced selling expenses by 36% from $103,352 for the three months ended April 30, 2010 to $66,594 for the same period this year.  Consistent with our significant drop in sales, by far the most significant selling expense decrease comes from a decrease in sales commissions.  In the three months ended April 30, 2010, our sales agents earned commissions totaling $86,544.    For the three months ended April 30, 2011, our agents received only $48,200 in commission, a drop of $38,344 (44%).

In addition to our selling expense cuts, we reduced general and administrative spending by $31,138 ($111,666 for the quarter ended April 30, 2011 versus $142,804 for the same period last year).   The primary factor in our general and administrative expense reduction was a $43,782 decrease in wages and salaries.    The wage and salaries decrease results from a significant reclassification of how we track our CEO’s compensation which took place in the three months ended April 30, 2010.   Starting in April 2010, 100% of our chairman and CEO’s compensation has been classified as G&A expense.  In the quarter ended April 30, 2010, the reclassification of his compensation to G&A expense resulted in an inflated 3 month total for the period ended April 30, 2010.   This effect of this reclassification totaled $22,800 for the period ended April 30, 2011.  The remaining wage and salary decrease of $20,982 reflects primarily the release of accrued payroll taxes for our CFO, which will not need to be paid due to his conversion of $96,384 of accrued salary to shares in our common stock on March 11, 2011.   Offsetting partially the $43,782 salary decrease was an increase of $15,395 in legal fees most of which relate to a proposed spin-off of our Iggyshouse.com operations.  There were no other significant changes in general and administrative expense.

Positive highlights for our recent quarter include increased revenues versus the same period last year for both our Iggyshouse.com brand and theMLSDirect.com.   For theMLSDirect.com revenues for the three months ended April 30, 2011 and 2010 respectively are $3,124 and $2,615, an increase of 19%.  Iggyshouse.com grew by 360% to $2,113 during the three months ended April 30, 2011 versus $459 for the same period last year.  We are really happy that the Iggyshouse.com platform continues to show growth despite limited marketing support.

Our intangible asset base has shrunk considerably in the last 12 months.  This accounts for the major decrease in amortization charges from $291,187 for the three months ended April 30, 2010 to $20,771 for the current three month period ended April 30, 2011.

We incurred interest costs of $16,271 in the quarter ended April 30, 2011 compared to $17,520 for the period ended April 30, 2010.  Of the current quarter’s interest expense, all but $109 of it relates to a convertible note from our CEO or a $30,000 convertible note with a beneficial conversion feature discount that brought in operating capital for us in November 2010.

For the six month periods ended April 30, 2011 and 2010

We learned long ago that the real estate brokerage business wasn’t quite as stable a business sector as supplying electricity or selling consumer packaged goods such as bread, cereal or paper towels.  Nevertheless, the impact of the downturn in the residential real estate market over the past 3-4 years still hurts.   Our six month results reflect the difficulties of the current real estate market conditions in the Twin Cities and Florida.    Six month operating results were in line with our recent expectations but short of our goals.   We, along with everyone else in our sector continue to slug it out month after month.  In our case, we also have adjusted our future outlook- recognizing we may now have found our “new normal” in the residential real estate business segment.  Our challenge now is to adapt our business model to this “new normal” of limited growth in housing prices and more restrictive mortgage lending practices.   We believe that there remains room in our market for innovative, consumer oriented, executionally proficient brokerages to grow in the years ahead.  We plan on being part of the group of brokerages that lead this growth.

Good news comes in many forms. For us, the fact that we reduced our operating loss by 67% ($453,846) to $226,126 for the six months ended April 30, 2011 compared to same six month period in 2010 (loss of $679,972) represents good news.   Excluding the amortization charge for intangible assets, our operating loss would have been reduced by 31%, from $242,247 for the six months ended April 30, 2010 compared to $166,937 for the six months ended April 30, 2011.

Due to the very difficult second quarter noted above, our year to date April 30, 2011 six month revenues of $173,837 falls short by $79,957 of the $253,794 we realized in the first six months of fiscal 2010.  Total transactions closed for the six months ended April 30, 2011 were 38 compared to 52 for the same period in fiscal 2010.

Not surprisingly, our cash conservation efforts have produced good savings. We cut selling expenses by $100,600 from $243,113 for the six months ended April 30, 2010 to $142,513 for the most recent six months ended April 20, 2011.  We achieved reductions versus last year in almost all major expense categories including commissions ($29,543), sales and marketing salaries ($23,936 – eliminated two positions), and web maintenance and hosting ($39,098 – due to the fact that in the current fiscal year we are using a third party Iggyhsouse.com hosted website).

We also managed to reduce general and administrative spending by $54,667 ($198,261 for the quarter ended April 30, 2011 versus $252,928 for the same period last year).   Of the $54,667 decrease, $33,558 comes from cuts to our investor relations budget for the current fiscal year.  Additionally, non-cash stock compensation expense has been nearly eliminated in the six months ended April 30, 2011.  For the current six months ended April 30, 2011, we have incurred only $1,040 in non-cash equity compensation expenses for directors.  In the six months ended April 20, 2010, we had incurred $11,919 in non-cash compensation costs.  The other decreases in general and administrative costs come from reduced salary expenses. The only major increase in general and administrative expense ($16,126) comes in legal expenses largely related to work performed on the potential spin-off of our Iggyshouse.com business unit.    Thanks to our ongoing efforts to reduce operating expenses, we have reached a point in general and administrative spending where significant additional cuts will be difficult to achieve.

On a year to date basis, Iggyshouse.com revenues have increased to $4,165 for the six months ended April 30, 2011.  In fiscal 2010, starting with our re-launch of Iggyshouse.com in January 2010, revenues were only $459 for the six months ended April 30, 2010.  For the MLSDirect.com revenues for the six months ended April 30, 2011 and 2010 respectively are $9,513 and $6,113, an increase of 56%.

Due to the impairment charge taken in July 2010 on our Iggyshouse.com intangible assets, we expect amortization expenses to continue to track significantly lower each quarter of this fiscal year.  Amortization charges decreased from $437,725 for the six months ended April 30, 2010 to $59,189 for the current six month period ended April 30, 2011.

We incurred interest costs of $35,588 in the six months ended April 30, 2011 compared to $32,282 for the period ended April 30, 2010.  As noted above, the only material interest expense thus far in this fiscal year has been accrued for a convertible note from our CEO and a $30,000 convertible note with a beneficial conversion feature discount that brought in operating capital for us in November 2010.    In fiscal 2010, $11,726 of the total interest expense of $32,282 for the six months ended April 30, 2010 was related to charges from vendors for interest on past due receivables.   The remaining $20,556 expense was charged on the convertible note payable from our CEO.

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

Liquidity and Capital Resources; Anticipated Financing Needs

As of April 30, 2011, we had $9,496 of cash and cash equivalents and current liabilities of $1,355,042.  The most significant change in liabilities versus October 31, 2010 has been the $306,500 decrease in the convertible note payable balance due our CEO.  In March 2011, he converted $300,000 of the note into 30,000,000 shares of the Company’s common stock at a conversion price of $.01 per share.

For the six months ended April 30, 2011, we used $17,044 of cash in operating activities compared to a use of $271,115 for the three months ended April 30, 2010.  Cash used in operations for the six months ended April 30, 2011 included a net loss of $261,714 which was partially offset by $75,485  of various non-cash expenses for depreciation, amortization, amortization of debt discount related to a beneficial conversion feature, and share-based compensation.  For the three months ended April 30, 2010, these non-cash items totaled $460,809.   The significant decrease is largely due to our decision to impair a significant portion of the Iggyshouse.com assets in July 2010 which has significantly lowered our current year amortization cost.   Additionally, for the six months ended April 30, 2011, we continued to defer payments of salary to our CEO and CFO.  In addition, a few select vendors have allowed us to temporarily withhold payment until our sales situation improves. Finally, our CEO has permitted us to defer interest payments to him on his convertible loan.     Increases in these three items provided us a source of cash totaling $172,097 for the three months ended April 30, 2011.

For the six months ended April 30, 2011, we did not use any cash flows in investing activities.   In our prior fiscal year, we invested $21,760 in website development for the IggysHouse.com website.

In total, financing activities provided $21,304 and $287,229 for the six month periods ended April 30, 2011 and 2010, respectively.   We received $30,000 in proceeds from a convertible note in November 2010.  Partially offsetting the proceeds from this note was a net reduction in principal balance due our CEO on his convertible note of $6,500.   In the prior year, proceeds from the convertible note with our CEO totaled a net $304,000.  Repayments of $14,721 in payables to our officers provided an offsetting decrease in financing activities for the six months ended April 30, 2010.

As it has been for the past year, we remain highly focused on reaching positive operating cash flows as quickly as possible bearing in mind the “new normal’ of real estate mentioned above.   The difficult conditions of the real estate market coupled with our limited cash resources have forced us to limit our expansion for the time being.  Until we reach positive cash flow in our primary Twin Cities market via incrementally building market share and selectively adding new agents, we will not look to invest outside of Minnesota.   We believe that our agent compensation plan and unique consumer centric reduced fee product offering will enable us to slowly improve our operating results.  It will not be “business as usual” for us: we will adapt.

 We believe that we will be able to fund operations for the current fiscal year with minimal cash infusions.  With an additional $80,000 in funding, we believe that we will have sufficient operating capital to complete our current fiscal year successfully.

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

If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of common stock  options and warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other types of (typically preferred) equity instruments, then we may be subject to certain limitations in our operations.  Issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures and possibly cause our operations to cease.

Given the financing needs of the Company’s business, as conducted under its three separate brands, the Company is actively reviewing possible strategic alternatives for some or all of its brands with a view to (i) presenting a clearer business and financial picture to potential financiers, thereby increasing the likelihood of obtaining financing, (ii) diminishing the chance of liabilities of one brand adversely affecting another, and, ultimately, (iii) providing increased shareholder value.   One result of our strategic review was that on March 11, 2011 our board of directors approved a plan to spin-off our Iggyshouse.com business to our shareholders.  This legal and financial paperwork to complete the spin-off continues as of June 15.  We expect a resolution of this sometime prior to the end of the current fiscal year.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance for its net deferred tax assets as of April 30, 2011 and 2010 because realization of those assets is not more likely than not.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized for the periods ended April 30, 2011 and 2010 includes compensation cost for restricted stock awards and stock options.  The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Intangible Assets.  We have two types of intangible assets:

Website Development
The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website.  Certain costs incurred in development of this website have been capitalized.  Amortization is on a straight-line method over the estimated three year useful life of the website.  As of April 30, 2011, the Company’s principal www.webdigs.com website has been fully amortized and the Iggyshouse.com website technology, which is not currently being used, is being amortized over its remaining estimated life of 8 months.

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

The Company reviews the outstanding receivables, on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables.  Historically, the Company has not experienced significant losses related to receivables from individual customers.

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

Recently Issued Accounting Pronouncements
There were no new accounting standards issued or effective during the three months ended April 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

Going Concern

The Company incurred significant operating losses for the three months ended April 30, 2011.  At April 30, 2011, the Company reports a negative working capital position of $1,336,997 and accumulated deficit of $7,141,148.  It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of April 30, 2011, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WEBDIGS, INC.

   /s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer
Dated:  June 20, 2011

   /s/ Edward Wicker
Edward Wicker
Chief Financial Officer
Dated:  June 20, 2011

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002