Form 10-Q
period 2011-07-31
WEBDIGS INC
filed 2012-06-05
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-53359

WEBDIGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5775 Wayzata Blvd., Suite 810, Minneapolis, MN

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

☐ Yes    ☒ No

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

As of May 21, 2012 there were 383,647 shares of the issuer’s common stock, $0.001 par value, outstanding. This takes into account the 1 for 200 reverse stock split which occurred on May 17, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTH

PERIODS ENDED JULY 31, 2011 AND 2010

1

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$10,437	$5,236
Commissions and fees receivable	-	4,669
Prepaid expenses and deposits	7,562	4,608
Other current assets	-	5,583

Total current assets	17,999	20,096

Office equipment and fixtures, net	998	9,692

Intangible assets, net	29,415	107,286

Total assets	$48,412	$137,074

 The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of capital lease obligations	$2,822	$4,603
Accounts payable	169,217	115,355
Accounts payable - minority stockholder	615,264	583,708
Due to officers	6,094	8,345
Convertible notes payable to officer/stockholder	240,724	528,500
Convertible note payable, net of discount	12,632	-
Accrued expenses:
Professional fees	18,000	23,500
Payroll and commissions	295,548	263,201
Interest	87,297	51,924
Other liabilities	2,948	16,481

Total current liabilities	1,450,546	1,595,617

Long term liabilities:
Capital lease obligation, less current portion	-	1,631

Total long term liabilities	-	1,631

Total liabilities	1,450,546	1,597,248

Stockholders' deficit:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 73,035,119 and 33,396,719 common shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	73,035	33,397
Treasury stock - $.001 par value: 963,628 shares held in treasury as of July 31, 2011 and October 31, 2010	(240,907)	(240,907)
Additional paid-in capital	6,015,076	5,626,770
Accumulated deficit	(7,249,338)	(6,879,434)

Total stockholders' deficit	(1,402,134)	(1,460,174)

Total liabilities and stockholders' deficit	$48,412	$137,074

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Gross revenues	$117,247	$176,159	$347,392	$592,931
Less: customer rebates and third-party agent commissions	(35,999)	(54,889)	(92,307)	(217,867)

Net revenues	81,248	121,270	255,085	375,064

Operating expenses:
Selling	56,372	114,969	198,885	358,082
General and administrative	101,939	106,707	300,200	359,635
Amortization of intangible assets	18,682	291,188	77,871	728,913
Impairment charge	-	1,262,705	-	1,262,705

Total operating expenses	176,993	1,775,569	576,956	2,709,335

Operating loss	(95,745)	(1,654,299)	(321,871)	(2,334,271)

Other income (expense):
Other income (expense)	300	-	300	-
Interest expense and other	(12,745)	(14,683)	(48,333)	(46,965)

Total other expense	(12,445)	(14,683)	(48,033)	(46,965)

Net loss before income taxes	(108,190)	(1,668,982)	(369,904)	(2,381,236)

Income tax provision	-	-	-	-

Net loss	$(108,190)	$(1,668,982)	$(369,904)	$(2,381,236)

Net loss per common share - basic and diluted	$(0.30)	$(9.99)	$(1.37)	$(14.26)

Weighted average common shares outstanding - basic and diluted	365,176	166,984	270,162	166,984

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	July 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(369,904)	$(2,381,236)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	8,694	16,746
Amortization of intangible assets	77,871	728,913
Impairment charge	-	1,262,705
Amortization of discount for beneficial conversion feature on convertible debt	12,632	-
Share-based compensation	1,560	15,368
Changes in operating assets and liabilities:
Commissions and fees receivable	4,669	(5,422)
Prepaid expenses and deposits	(2,954)	5,314
Other current assets	5,583	1,200
Accounts payable	53,862	(115,610)
Accounts payable - minority stockholder	31,556	7,091
Accrued expenses	158,604	117,476
Other liabilities	(13,533)	38,188
Net cash flows used in operating activities	(31,360)	(309,267)

Cash flows from investing activities:
Purchase of intangible assets	-	(21,760)
Net cash flows used in investing activities	-	(21,760)

Cash flows from financing activities:
Proceeds from officer/stockholder convertible notes payable	12,224	-
Proceeds from issuance of convertible note payable to officer/stockholder	30,000	319,800
Decrease in due to officers	(2,251)	(17,001)
Principal payments on capital lease obligations	(3,412)	(3,110)
Net cash flows provided by financing activities	36,561	299,689

Net change in cash and cash equivalents	5,201	(31,338)

Cash and cash equivalents, beginning of period	5,236	36,023

Cash and cash equivalents, end of period	$10,437	$4,685

Supplemental cash flow information
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing activities
Beneficial conversion feature related to convertible note payable	$30,000	$-
Conversion of accrued officer salary to common stock	$96,384	$-
Conversion of convertible notes payable from officer/stockholder	$300,000	$-
Reclassification of amounts due to officers as accrued expenses	$-	$33,275

The accompanying notes are an integral part of these consolidated financial statements.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Periods Ended July 31, 2011 and 2010

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Webdigs, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period. This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended October 31, 2010. See also Note 10, Subsequent Events.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Webdigs, Inc. (“the Company”), a Delaware corporation, became a public company in October 2007 after a reverse merger transaction with Select Video, Inc. which was incorporated in Delaware in 1994. Our business is dedicated to web-assisted residential real estate brokerage services. This is done through our wholly-owned subsidiaries Webdigs, LLC, and Iggyshouse.com, Inc.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Periods Ended July 31, 2011 and 2010

Basis of Consolidation

The consolidated financial statements for the three and nine month periods ended July 31, 2011 and 2010 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the wholly-owned subsidiary of Iggyshouse.com, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Intangible Assets

The Company has two types of intangible assets described below (see Note 10 for updates).

Website Software

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

Website Domain Names

The Company capitalizes the fair value of website domain names acquired through business combinations or asset acquisitions. The Company purchased 17 domain names in 17 states in May 2009 from theMLSDirect.com and was amortizing these names over a 2 year estimated useful life.

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

Given the current financial condition of the business and decreasing sales, the Company’s remaining Iggyshouse.com intangible asset may be impaired, however, there remains only $29,415 of cost at July 31, 2011 and this will be fully amortized by December 31, 2011.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Periods Ended July 31, 2011 and 2010

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance against its net deferred tax assets as of July 31, 2011 and 2010 because realization of those assets is not more likely than not.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at July 31, 2011 and December 31, 2010.

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended July 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

3	GOING CONCERN

The Company has incurred significant operating losses for the three and nine month periods ended July 31, 2011 and 2010. At July 31, 2011, the Company reports a negative working capital position of $1,432,547, and an accumulated deficit of $7,249,338. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Periods Ended July 31, 2011 and 2010

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock, debt to its officers and through private placements. Although the Company intends to obtain additional financing to meet its cash needs, it may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all. The Company has reduced operating expenditures as much as it can during the nine months ended July 31, 2011. The Company has exhausted all potential options to reduce expenses and it needs to increase revenue soon in order to survive as an operating Company. The Company had been looking at other potential strategic alternatives and on April 3, 2012, the Company entered into a share exchange agreement (See Note 10 for further information).

4	FIXED ASSETS AND INTANGIBLE ASSETS

At July 31, 2011 and October 31, 2010, the Company’s fixed assets are as follows:

	July 31, 2011			October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Depreciation	Amount	Amount	Depreciation	Amount
Fixed Assets
Furniture and Fixtures	$9,981	$(8,983)	$998	$9,981	$(7,187)	$2,794
Computer hardware	33,324	(33,324)	-	50,972	(44,074)	6,898
Total Fixed Assets	$43,305	$(42,307)	$998	$60,953	$(51,261)	$9,692

Depreciation expense amounted to $1,333 and $5,583 for the three month periods ended July 31, 2011 and 2010, respectively. For the nine month periods ended July 31, 2011 and 2010, depreciation expense was $8,694 and $16,746, respectively.

At July 31, 2011 and October 31, 2010, the Company’s intangible assets are as follows:

	July 31, 2011			October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable assets with determinable lives:
Website Software	$100,000	$(70,585)	$29,415	$100,000	$-	$100,000
Website domain names	25,000	(25,000)	-	25,000	(17,714)	7,286
Total Intangible Assets	$125,000	$(95,585)	$29,415	$125,000	$(17,714)	$107,286

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Periods Ended July 31, 2011 and 2010

Amortization expense amounted to $18,682 and $291,188 for the three month periods ended July 31, 2011 and 2010, respectively. For the nine month periods ended July 31, 2011 and 2010, amortization expense was $77,871 and $728,913, respectively. The Iggyshouse website software is not currently in service. The Company is currently determining its future course of action with this asset. The asset will be fully amortized by December 31, 2011.

5	CONVERTIBLE NOTE PAYABLE

In November 2010, the Company entered into a $30,000 convertible loan agreement with a private investor which has a maturity date of June 30, 2012. The loan accrues interest at a simple interest rate of 12% per annum. For the three and nine month periods ended July 31, 2011, the Company incurred $900 and $2,560 of interest expense in connection with this note, respectively. Accrued interest totals $2,560 at July 31, 2011.

The lender can convert the note into the Company’s common stock at a price of $0.01 per share. Since the permitted conversion price is lower than the $.02 market price of the Company’s shares at the time of the loan agreement, the Company recognized and capitalized a beneficial conversion feature charge of $30,000 and is amortizing the charge over the life of the loan using the effective interest method. The Company recognized a beneficial conversion amortization charge to interest expense of $4,737 and $12,632 for the three and nine month periods ended July 31, 2011, respectively. The note balance at July 31, 2011, net of the remaining unamortized discount of $17,368, was $12,632.

On April 3, 2012, the $30,000 note and accrued interest of $6,624 was converted into 3,662,400 shares of common stock.

6	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $615,264 at July 31, 2011 and $583,708 at October 31, 2010, respectively. The two principals of this advertising company are also minority stockholders in the Company – holding approximately 0.7% of the Company’s outstanding shares at July 31, 2011. For the nine month periods ended July 31, 2011 and 2010, the Company incurred $35,361 and $57,091 in services and rent from this related party, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Periods Ended July 31, 2011 and 2010

Included in the $35,361 and $57,091 is $29,636 and $31,500 in office rent expense for the Company for each of the nine month periods ended July 31, 2011 and 2010, respectively. The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis.

Due to Officers

As of July 31, 2011 and October 31, 2010, the Company was indebted to its officers for amounts totaling $6,094 and $8,345 respectively, for unreimbursed business expenses. All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

The Company borrowed cash from its CEO under a convertible promissory note that accrues interest at an annual rate of 12%. At July 31, 2011 and October 31, 2010, the balances due under this note were $240,724 and $528,500, respectively. On October 12, 2010, these notes were modified to allow the CEO to convert to the Company’s common stock at $0.01 per share instead of a previous conversion price of $0.11. This modification resulted in a beneficial conversion charge to interest expense of $580,424 for the year ended October 31, 2010 because the stock was trading at $0.03 on October 12, 2010. On March 15, 2011, the Company’s Chairman and CEO exercised his right to convert $300,000 of the Convertible Note Payable – Officer/Stockholder he held with the Company at a price of $0.01 per common share resulting in the issuance of an additional 30,000,000 common shares to him and concurrently reducing the balance of the Convertible Note Payable – Officer/Stockholder by $300,000. During the nine months ended July 31, 2011, the Company received a net of $12,224 of additional principal advances on the note. For the three and nine month periods ended July 31, 2011, the Company incurred $7,025 and $48,005 of interest expense in connection with this note, respectively. Accrued interest due under the note as of July 31, 2011 and October 31, 2010 was $84,737 and $51,924, respectively.

7	SHARE-BASED COMPENSATION

Stock Options

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award. Total stock-option compensation expense included in the Company's consolidated statements of operations for the nine month periods ended July 31, 2011 and 2010 was $1,560 and $8,243, respectively. Total stock compensation (benefit) for the three months ended July 31, 2011 and 2010 was $520 and ($551), respectively. This expense is included in general and administrative expense. The compensation expense had no impact on the basic loss per common share for the three and nine month periods ended July 31, 2011 and 2010. As of July 31, 2011, the Company had $0 of remaining unrecognized compensation expense related to the outstanding stock options.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Periods Ended July 31, 2011 and 2010

The following is a summary of stock option activity for the nine month period ended July 31, 2011:

				Weighted average remaining
		Weighted	Aggregate	contractual
	Number of	average	intrinsic	term
	options	exercise price	value	(years)
Outstanding at October 31, 2010	800,000	$0.25	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at July 31, 2011	800,000	$0.25	$-	2.06
Exercisable at July 31, 2011	800,000	$0.25	$-	2.06

The aggregate intrinsic value in the table above represents the difference between the closing stock price on July 31, 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on July 31, 2011. There were no options exercised during the nine month period ended July 31, 2011.

Stock Warrants

The following is a summary of stock warrant activity for the nine month period ended July 31, 2011:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	warrants	exercise price	value	(years)
Outstanding at October 31, 2010	200,000	$0.30	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at July 31, 2011	200,000	$0.30	$-	0.37
Exercisable at July 31, 2011	200,000	$0.30	$-	0.37

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Periods Ended July 31, 2011 and 2010

8	STOCKHOLDERS’ EQUITY

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

The Company computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted loss per common share is not presented because it is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six month periods ended July 31, 2011 and 2010, respectively. The calculation has been retrospectively adjusted for the 1 for 200 reverse split which occurred on May 17, 2012.

	Three months ended		Nine months ended
	July 31		July 31
	2011	2010	2011	2010
Basic earnings per share calculation:
Net loss to common shareholders	$(108,190)	$(1,668,982)	$(369,904)	$(2,381,236)
Weighted average of common shares outstanding	365,176	166,984	270,162	166,984
Basic net loss per share	$(0.30)	$(9.99)	$(1.37)	$(14.26)

Diluted earnings per share calculation:
Net loss to common shareholders	$(108,190)	$(1,668,982)	$(369,904)	$(2,381,236)
Weighted average of common shares outstanding	365,176	166,984	270,162	166,984
Stock options (1)	-	-	-	-
Stock warrants (2)	-	-	-	-
Convertible notes payable - officer/stockholder (3)	-	-	-	-
Convertible note payable (4)	-	-	-	-
Diluted weighted average common shares outstanding	365,176	166,984	270,162	166,984
Diluted net loss per share	$(0.30)	$(9.99)	$(1.37)	$(14.26)

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Periods Ended July 31, 2011 and 2010

9	BASIC AND DILUTED EARNINGS PER SHARE (continued)

(1)	The dilutive effect of stock options in the above table excludes 800,000 and 800,000 of underlying stock options for the three and nine month periods ended July 31, 2011 and 2010, respectively, as they would be anti-dilutive to our net loss for those periods.

(2)	The dilutive effect of stock warrants in the above table excludes 200,000 and 200,000 of underlying stock warrants for the three and six month periods ended July 31, 2011 and 2010, as they would be anti-dilutive to our net loss for those periods.

(3)	The dilutive effect of potential convertible notes and accrued interest equivalent to 29,971,200 and 2,727,273 shares related to the convertible promissory note from the Company’s CEO as of July 31, 2011 and 2010, respectively, have been excluded as they would be anti-dilutive to our net loss for those periods.

(4)	The dilutive effect of a potential convertible note equivalent to 3,166,000 shares related to a convertible promissory note as of July 31, 2011 has been excluded as it would be anti-dilutive to our net loss for that period.

10	SUBSEQUENT EVENTS

On March 16, 2012, the Company sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets, which were held in Webdigs, LLC, included US Trademark No. 3,461,665 “Webdigs”, along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. Robert Buntz, CEO then purchased the royalty agreement from the Company in exchange for a principal reduction of his loan to the Company of $5,000.

On April 3, 2012, the convertible note of $30,000 plus accrued interest of $6,624 was converted into 3,662,400 shares of common stock at a conversion price of $0.01 per share. See Note 5 for further information.

Additionally, on April 3, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. At the closing of this transaction, Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 would be in control of the Company and potential future operations have not been determined at this time.

On May 17, 2012, the Company effected a 1 for 200 reverse stock split. The Company retrospectively restated the outstanding shares for the earnings per share calculation. The balance sheet has not been restated and will be adjusted during the period the split occurred.

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

General Overview

During the period of these financial statements, we were a web-assisted real estate services company primarily focused on residential home buyers and sellers. We utilized the Internet, proprietary technology and efficient business processes to attempt to deliver significant savings to our home sellers and rewards to our home buyers over the traditional “full commission” real estate brokerage model. We emphasized client service, when and as needed or requested by our clients, to separate us from other real estate services and discount brokerage models; and we attempted to provide efficiency and cost savings to differentiate us from traditional brokerage models.

We operated under three brands. Webdigs.com, our first brand, was our full-service discounted real estate brokerage. Webdigs offered a commission sharing program with buyers enabling them to receive part of our commission totaling up to 1% of the sales price of the home they purchase through us. We also offered listing services below the price of traditional full-service brokerages. We did not mandate that our Webdigs real estate agents charge a pre-determined price for listing a seller’s home, but believe that all of our agents offer listings to their customers for less than other traditional brokerages, who we believe most often charge 5-7% for listing services.

Our second brand, IggysHouse.com, which launched in January 2010, was and remains a pay as you go listing service clearinghouse that allows home sellers to list their home on their local MLS through a series of participating licensed real estate brokers in 16 different states (who, pursuant to the rules of the MLS, are the only parties eligible to submit listings on the MLS) and on IggysHouse.com for a flat fee of $149.95 for three months, with various other time periods and ala carte services available for purchase.

Our third brand, theMLSDirect.com, offered a $299 fixed price six month MLS listing, utilizing our participating licensed real estate brokers, to consumers not wishing to engage the services of a listing real estate agent charging a commission.

Currently, we market on a very limited basis to potential customers principally through internet ad campaigns, limited but highly targeted e-mail, and direct mail. Our most consistent source of business, however, has been referrals from previous satisfied customers of our businesses.

Our business continues to lack the revenue required to operate with positive cash flow and thus, we ultimately sold our Webdigs brand name, technology and other certain assets on March 16, 2012.

On April 3, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Preferred Stock has not yet been designated and is the subject of negotiation. At the closing of this transaction, Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 would be in control of the Company and potential future operations have not fully been determined at this time.

The Company has been offering real estate brokerage services under the trade name “Red Bear Realty” since the sale of the Webdigs technology and brand. Please see Note 10, Subsequent Events, for other recent developments.

Results of Operation

For the three month periods ended July 31, 2011 and 2010

Our third quarter results were in line with expectations. Although our revenues declined, our operating loss was substantially reduced versus the prior year three month period ended July 31, 2010. For the quarter ended July 31, 2011, our net revenue decreased by 33% to $81,248 from $121,270 for the three months ended July 31, 2010. Driving the 33% revenue decrease was a decrease in closed transactions. Exacerbating the revenue decline was a significant drop in gross revenue per transaction due to a decrease average price of a home sold through Webdigs. As reported in the Minneapolis Star Tribune reported on June 1, 2011, on a relative price basis, the Twin Cities is the weakest major market in the US. The Star Tribune notes that “As home prices across the country continue to decline, the Twin Cities is leading the plunge among the largest U.S. cities. Home prices in the Minneapolis-St. Paul area were 10 percent lower in March than a year earlier, according to the Standard & Poor's/Case-Shiller index of 20 cities. The Twin Cities was the only metro area to see prices drop by double digits since March 2010”.

In addition to pricing issues, the Twin Cities market is also soft in terms of transactions. The federal tax credit for first time home buyers seems to have pushed up sales substantially for the three months ended July 31, 2010. We do not have that “bump” effect this fiscal year. The June 1, 2011 Star Tribune also quoted Brad Fisher, president of the Minneapolis Association of Realtors commenting on 2011 transaction volume in the Twin Cities. According to Fisher, “the Case-Shiller numbers are skewed in part by the federal tax credit for first-time home buyers and trade-up home buyers. “That was a huge issue (in 2010)”. Fisher notes “metro area pending sales for April were off about 25 percent (compared to April 2010)”

Our operating loss for the three months ended July 31, 2011 was $95,745 compared to $1,654,299 for the comparable three month period ended July 31, 2010. Operating expenses mainly decreased due to a reduction of amortization of intangible assets of $272,506 ($18,682 for the three months ended July 31, 2011 compared to $291,188 for the three months ended July 31, 2010 ) and due to an impairment charge in 2010 of $1,262,705.

As mentioned in prior quarterly management comments, the Company continues to focus on reducing unneeded operating expenses to lower our monthly break even sales level. We made progress in this area in the three months ended July 31, 2011. We reduced selling expenses by 51% from $114,969 for the three months ended July 31, 2010 to $56,372 for the same period this year, mostly due to reduced sales commissions.

In addition to our selling expense cuts, we reduced general and administrative spending by $4,768 ($101,939 for the quarter ended July 31, 2011 versus $106,707 for the same period last year). The primary factor in our general and administrative expense reduction was a decrease in wages and salaries.

We incurred interest costs of $12,745 in the quarter ended July 31, 2011 compared to $14,683 for the period ended July 31, 2010. Interest expense mainly relates to a convertible note from our CEO and a $30,000 convertible note with a beneficial conversion feature discount that brought in operating capital for us in November 2010.

For the Nine month periods ended July 31, 2011 and 2010

Our business continues to lack the revenue required to operate with positive cash flow. We have essentially exhausted all avenues to reduce our operating costs further. Without increased revenue in the very near future, we may have to consider shutting down our operations. We may also explore other strategic alternatives.

Our operating loss was reduced by 86%, ($2,012,400) to $321,871 for the nine months ended July 31, 2011 as compared to the same nine month period in 2010 (loss of $2,334,271) Excluding the amortization charge for intangible assets and an impairment charge in 2010 of $1,262,705, our operating loss would have been reduced by 29%, from $342,653 for the nine months ended July 31, 2010 compared to $244,000 for the nine months ended July 31, 2011. This reduction was due to continued cost cutting which will not be possible in the future.

Due to the very difficult third quarter noted above, our year to date July 31, 2011 nine month gross revenues of $347,392 decreased by $245,539 from the $592,931. This was mainly due to reduced transaction closings.

The Company reduced selling expenses by $159,197 from $358,082 for the nine months ended July 31, 2010 to $198,885 for the most recent nine months ended July 30, 2011 mainly due to reductions in commissions, sales and marketing salaries, and web maintenance and hosting.

General and administrative expenses were reduced by $59,435 ($300,200 for the quarter ended July 31, 2011 versus $359,635 for the same period last year). Due to ongoing efforts to reduce operating expenses, we have reached a point in general and administrative spending where significant additional cuts will be difficult to achieve.

Our intangible asset base has shrunk considerably in the last 12 months. This accounts for the major decrease in amortization charges from $728,913 for the nine months ended July 31, 2010 to $77,871 for the current nine month period ended July 31, 2011.

We incurred interest costs of $48,333 in the quarter ended July 31, 2011 compared to $46,965 for the period ended July 31, 2010. Interest expense mainly relates to a convertible note from our CEO and a $30,000 convertible note with a beneficial conversion feature discount that brought in operating capital for us in November 2010.

Assets and Employees; Research and Development

We do not anticipate purchasing any equipment or other assets in the near term nor do we anticipate staffing changes at our corporate office.

Liquidity and Capital Resources; Anticipated Financing Needs

As of July 31, 2011, we had $10,437 of cash and cash equivalents and current liabilities of $1,437,914. The most significant change in liabilities versus October 31, 2010 has been the $287,776 decrease in the convertible note payable balance due our CEO. In March 2011, he converted $300,000 of the note into 30,000,000 shares of the Company’s common stock at a conversion price of $.01 per share. Accounts payable and accrued expenses continue to increase due to the negative cash flow from operations.

For the nine months ended July 31, 2011, we used $31,360 of cash in operating activities compared to a use of $309,267 for the nine months ended July 31, 2010. Cash used in operations for the nine months ended July 31, 2011 included a net loss of $369,904 which was partially offset by $100,757 of various non-cash expenses for depreciation, amortization, amortization of debt discount related to a beneficial conversion feature, and share-based compensation. For the nine months ended July 31, 2010, these non-cash items totaled $2,023,732. The significant decrease is largely due to our decision to impair a significant portion of the Iggyshouse.com assets in July 2010 which has significantly lowered our current year amortization cost. Additionally, for the nine months ended July 31, 2011, we continued to defer payments of salary to our CEO and CFO. In addition, a few select vendors have allowed us to temporarily withhold payment until our sales situation improves. Finally, our CEO has permitted us to defer interest payments to him on his convertible loan. These three items reduced our cash flow usage totaling $36,560 for the nine months ended July 31, 2011.

For the nine months ended July 31, 2011, we did not use any cash flows in investing activities. For the same period last year, we invested $21,760 in website development for the IggysHouse.com website.

In total, financing activities provided $36,561 and $299,689 for the nine month periods ended July 31, 2011 and 2010, respectively. We received $30,000 in proceeds from a convertible note in November 2010. In the prior year, proceeds from the convertible note with our CEO totaled a net $319,800. Repayments of $17,001 in payables to our officers provided an offsetting decrease in financing activities for the nine months ended July 31, 2010.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of July 31, 2011 and 2010 because realization of those assets is not more likely than not.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the periods ended July 31, 2011 and 2010 includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Intangible Assets. We have two types of intangible assets:

Website Development

The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized. Amortization is on a straight-line method over the estimated three year useful life of the website. As of July 31, 2011, the Company’s principal www.webdigs.com website has been fully amortized and the Iggyshouse.com website technology, which is not currently being used, is being amortized over its remaining estimated life until December 31, 2011.

Website Domain Names

The Company capitalizes the fair value of website domain names acquired through business combinations or asset acquisitions. The Company purchased 17 domain names in 17 states in May 2009 from theMLSDirect.com and was amortizing these names over a 2 year estimated useful life.

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

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended July 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

Going Concern

The Company incurred significant operating losses for the three months ended July 31, 2011. At July 31, 2011, the Company reports a negative working capital position of $1,419,915 and accumulated deficit of $7,249,338. It is management’s opinion that these facts raise substantial doubts about the Company’s ability to continue as a going concern without additional debt or equity financing.

Our consolidated financial statements included do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern. Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations. Although we need to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of July 31, 2011, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities

`

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer June 5, 2012
/s/ Edward Wicker
Edward Wicker
Chief Financial Officer June 5, 2012

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

