Form 10-K
period 2011-10-31
WEBDIGS INC
filed 2012-06-05
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 001-34106

 WEBDIGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

3445 Zenith Ave So.
Minneapolis, MN	55416
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 767-3854

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

☐ Yes   ☒ No

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

☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant (non-affiliates) was approximately $29,000 as of April 30, 2011 when the last reported sales price was $0.20 per share. As of May 21, 2012, 383,647 shares of common stock were outstanding. This takes into account the 1 for 200 reverse stock split which occurred on May 17, 2012

Webdigs, Inc.

 Form 10-K

PART I

ITEM 1. BUSINESS

Overview of our Business and its History

During the period of these financial statements, we were a web-assisted real estate services company primarily focused on residential home buyers and sellers. We utilized the Internet, proprietary technology and efficient business processes to attempt to deliver significant savings to our home sellers and rewards to our home buyers over the traditional “full commission” real estate brokerage model.  We attempted to emphasize client service, when and as needed or requested by our clients, to separate us from other real estate services and discount brokerage models; and we attempt to provide efficiency and cost savings that will differentiate us from traditional brokerage models.

We operated under three brands. Webdigs.com, our first brand, is our full-service discounted real estate brokerage. Webdigs offered rebates to its customers of up to 1% of the sales price of the home they purchase through us and offers listing services below the price of traditional full-service brokerages as well. We did not mandate that our Webdigs real estate agents charge a pre-determined price for listing a seller’s home, but believe that all of our agents offer listings to their customers for less than other traditional brokerages, who we believe most often charge 5-7% for listing services.

Our second brand, IggysHouse.com, which launched in January 2010, was a month-to-month listing service that allows home sellers to list their home on their local MLS through our licensed real estate broker partners (who, pursuant to the rules of the MLS, are the only parties eligible to submit listings on the MLS) and on IggysHouse.com for a flat fee of $49.95 per month, with various other ala carte services available for purchase.

Our third brand, theMLSDirect.com, offered a $299 fixed price six month MLS listing, utilizing our licensed real estate broker partners, to consumers not wishing to engage the services of a listing real estate agent.

As reflected in our financial statements, our business lacks the revenue required to operate with positive cash flow. We have essentially exhausted all avenues to reduce our operating costs further and we will not be able to continue operating on a full scale basis unless we are able to raise a significant amount of operating capital. Without a significant capital infusion, in the very near future, we will consider shutting down our operations. We will also explore other strategic alternatives. Ultimately, due to our limited success over the last several years, on March 16, 2012, we made the decision to sell our Webdigs brand.

On April 3, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. At the closing of this transaction Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 would be in control of the Company and potential future operations have not been determined at this time.

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

We believe the technological developments in the real estate market and the increased amount of information available to and used by ordinary consumers appear to be circumstances that are similar to those developments that eventually gave rise to the non-traditional stock brokerages which have intruded upon the market dominance of traditional stock brokerages over the past two decades. For example, we note that the non-traditional stock brokerages developed their services and products to compete primarily on the bases of price, consumer effort and technology. Their websites, such as TD Ameritrade or e-Trade, provide not only trading capacity for the average consumer, but also a tremendous amount of information about companies. In this regard, we note that there has recently been a proliferation of various Internet-related real estate businesses that seek to provide either specific and limited services or information relating to residential real estate transactions (e.g., ForSaleByOwner.com, BuyOwner.com and Zillow.com). Like the non-traditional stock brokerages, these businesses typically rely on consumer effort, technology and price as the bases for competition. This was the model Webdigs based its business practices on.

Our Business Model, Products and Services

Services for Home Buyers

We provided home buyers with a number of services. Through our website at Webdigs.com, home buyers could search our database of MLS listings, view open house schedules, schedule home visits, make offers and monitor the offer and counteroffer process. Our licensed real estate agents assist buyers by preparing offers, counteroffers and other real estate documents, negotiating purchase contracts, setting up inspections, arranging for financing, and preparing for closings. Our agents supported the buyer at each step of this process, until the transaction has closed.

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

Services for Home Sellers

In our Minnesota and Wisconsin markets, Webdigs.com offered our home sellers a full service listing, including a listing on the Northstar MLS, for a fee below the price of other full service brokerages. At times, our agents have offered a full service listing for a commission as low as 4.4% of the final sale price at closing of which 1.7% is paid to Webdigs, and the standard 2.7% goes to the buyer’s brokerage.  This represents a 25% savings compared to the average real estate fee of 6% of sales price.  Assuming a sales price of $300,000, a Webdigs listing customer could save 1.5% of the sales price ($4,500) by using Webdigs as their listing brokerage. To ensure that our customers received the same attention from non-Webdigs agents representing potential buyers of a home listed by Webdigs, we typically offered the standard 2.7% of sales price commission to non-Webdigs brokerages who represented buyers purchasing a home listed by Webdigs.

Our second brand was IggysHouse.com, which began operating in January 2010.   Iggys provided the value conscious consumer the ability to tightly control their expenditures and avoid the traditional percentage fee costs charged to sellers (based upon our observations the fee typically is 3.3% to seller + 2.7% for buyers brokerage = 6.0% total).    For a basic MLS listing, utilizing one of our licensed real estate broker partners, IggysHouse.com charged a flat fee of $149.95 for a three month listing, or $249.95 for a six month listing, which could continued at the election of the consumer.

To date, IggysHouse.com has been a disappointment and we have eliminated our marketing support for IggysHouse.com in our primary Minnesota, Wisconsin, and Florida markets. Additionally, we have discontinued using the Iggys House website we purchased due to the higher operating costs. Instead, we found a low cost internet provider to support the small Iggys House operations for now.

Our third brand for selling homes, utilized our licensed real estate broker partners, is the MLSDirect.com. The MLSDirect.com website filled a void between our Webdigs.com and IggysHouse.com listing programs.  It offers a flat fee MLS listing for prices starting as low as $299. Like IggysHouse.com, there is also a full menu of add-on services on the website that the customer can choose to purchase. MLSDirect.com net revenue is still very low at only $13,966 for fiscal 2011.

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

Intellectual Property

Our success depended significantly upon our ability to protect our core technology and intellectual property. To accomplish this, we relied on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as customary contractual protections.

During the period of these financial statements, we possessed the rights to over 50 website domain names and numerous trademarks and trade names. Some of the most prominent include:

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

On March 16, 2012, the Company sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets, which were held in Webdigs, LLC, included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. Also included in this transaction was a royalty agreement for which Fiontrai II paid $1,000.00 (part of the total $15,000). Robert Buntz, CEO purchased the royalty agreement from the Company in exchange for a principal reduction of his loan to the Company of $5,000.00.

Employees

The Company (including its subsidiaries) currently has one employee.

Corporate Structure and Information

Webdigs, Inc. operates through direct and indirect subsidiaries. The principal operating subsidiary is Webdigs, LLC, a Minnesota limited liability company and licensed real estate brokerage.

Our principal offices are located at 3445 Zenith Ave So., Minneapolis, Minnesota 55416, and our telephone number at that office is (612) 767-3854. Our website address is www.Webdigs.com.

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

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not achieved positive cash flow on a monthly basis during the current fiscal year ending October 31, 2011 and there is significant risk to the survival of the enterprise. Many of our agents have now left Webdigs.

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

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Robert A. Buntz, Jr., our Chief Executive Officer. If we lose the services of Mr. Buntz, our business would be materially and adversely affected. We have entered into a formal services and non-competition agreement with Mr. Buntz in the form of a Member Services Agreement between Mr. Buntz. Mr. Buntz is working for us without receiving any cash compensation. Nevertheless, agreements do not ensure the continued availability to us of Mr. Buntz or any other manager or employee. Furthermore, we do not have “key person” life insurance insuring the life of Mr. Buntz, and we do not presently intend to purchase such insurance.

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

We have had net losses for the years ended October 31, 2011 and 2010 of $453,632 and $3,080,671 respectively. Furthermore, we had a working capital deficit as of October 31, 2011 of $1,468,494. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new business, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Our officers and directors collectively possess beneficial ownership of approximately 67,318,392 shares representing beneficial ownership of approximately 72.4% of our common stock. As a result, our directors and officers have or could have the ability to greatly influence, if not outright control, our management and affairs through the election and removal of our directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.

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

On May 17, 2012, the Company affected a 1 for 200 reverse stock split. The Company retrospectively restated the outstanding shares for the earnings per share calculation. The balance sheet has not been restated and will be adjusted during the period the split occurred.

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

We are subject to governmental regulation by federal, state and local regulatory authorities with respect to our real estate brokerage. As is standard in the residential real estate brokerage industry, our real estate agents must be licensed. In some states, our proposed business activities are prohibited and we may not operate in those states. Eight states have “minimum service laws” that require realtors to provide a level of service that web-assisted real estate businesses typically do not provide. Eleven states outrightly prohibit rebates of real estate commissions. Governmental bodies may change the regulatory framework within which we intend to operate, without providing any recourse for adverse effects that the change may have on our business.

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

ITEM 2. PROPERTIES

We lease approximately 1,000 square feet of space at 3445 Zenith Ave So., Minneapolis, Minnesota 55416, on a month-to-month basis and at a per-month cost of approximately $1,200. This cost is being paid for by the CEO.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock is listed on the OTCQB under the symbol WBDG.PK. Our stock began trading under the symbol “WBDG” on December 19, 2008. The following table shows our high and low closing prices of our common stock at the end of each quarter for the fiscal years 2011 and 2010. These stock prices below take into account the 1 for 200 reverse stock split which occurred on May 17, 2012.

Period	High Price	Low Price

Fiscal Year Ended October 31, 2011
First Quarter	$4.00	$0.14
Second Quarter	$0.32	$0.16
Third Quarter	$4.00	$0.20
Fourth Quarter	$0.42	$0.42

Fiscal Year Ended October 31, 2010
First Quarter	$42.00	$14.00
Second Quarter	$42.00	$8.00
Third Quarter	$8.00	$2.00
Fourth Quarter	$14.00	$2.00

Our closing stock price on May 21, 2012 was $0.22. As of the date of this filing, we had approximately 257 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on October 31, 2011, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	N/A	-

Restricted Stock Plan and Stock Option equity compensation plans not approved by shareholders (1)	800,000	$0.25	None

(1)	In May 2008, the Board of Directors approved the issuance of incentive stock options totaling 600,000 shares to three of its non-employee directors, expiring in May 2013. An additional 200,000 options were granted to a new director on October 31, 2009, expiring in October 2014.

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

On March 16, 2012, the Company sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets, which were held in Webdigs, LLC, included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. Also included in this transaction was a royalty agreement for which Fiontrai II paid $1,000.00 (part of the total $15,000). Robert Buntz, CEO purchased the royalty agreement from the Company in exchange for a principal reduction of his loan to the Company of $5,000.00.

On April 3, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. At the closing of this transaction Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 would be in control of the Company and potential future operations have not been fully determined at this time.

The Company has been offering real estate brokerage services under the trade name “Red Bear Realty” since the sale of the Webdigs technology and brand.

Please see Note 10, Subsequent Events, for other recent developments.

Significant Trends and Uncertainties

Our core Webdigs business regressed in the year ended October 31, 2011. We recorded $324,463 in net sales from business generated under our www.webdigs.com real estate brand in the year ended October 31, 2011. This represents a 31% drop from the $468,152 revenue we had in our fiscal year ended October 31, 2010. This decline was significant and discouraging.

Our CEO and CFO received no cash compensation during the 12 months ended October 31, 2011. Our CFO was unwilling to continue working under the same conditions in our current fiscal year. We also remain very concerned regarding our ability to make the necessary payments on our payables. We have been able to convince several vendors to allow us to continue operating without insisting on current payment, but that could change.

Results of Operations

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

From October 31, 2010 to October 31, 2011:

Selected financial information about our operations for the fiscal years ended October 31, 2011 and 2010:

	2011	2010	Change	Percent Change

Net revenues	$324,463	$468,152	$(143,689)	-31%
Selling, general and administrative expenses	609,826	888,102	(278,276)	-31%
Amortization of intangible assets	107,286	755,012	(647,726)	-87%
Impairment charge	-	1,262,705	(1,262,705)	-100%
Operating loss	(392,649)	(2,437,667)	2,045,018	-86%
Interest expense	(61,283)	(643,004)	581,721	-90%
Total assets	8,169	137,074	(128,905)	-94%
Capital expenditures	-	21,760	(21,760)	-100%

Net revenues for the year ended October 31, 2011 totaled $324,463, representing a 31% decrease over the $468,152 in net revenues for the year ended October 31, 2010. The decline was attributable to closing fewer transactions in fiscal 2011.

We incurred total selling general and administrative expenses for fiscal 2011 of $609,826 compared to $888,102 for fiscal 2010, a 31% year-to-year decrease. This is consistent with the drop off in revenue as we continued to reduce expenses as much as possible.

Selling expenses consisted of advertising and promotion, information technology, selling-related compensation expense, depreciation expense, and other general selling expenses, all of which aggregated to $260,257 for fiscal 2011 compared to $429,984 for fiscal 2010, a 39% decrease. This decrease is directly attributable to our declining revenues and lack of resources available to mount an effective advertising campaign. We continued to move away from broad advertising expenses such as billboards, print and TV advertising, and focused on targeted marketing to consumers who are likely to buy or sell their home in the near future. Apart from customer referrals, our two main avenues for generating new customers in the year ended October 31, 2011 were highly targeted web-based adword campaigns and purchased third party generated leads. The largest decrease in selling expenses was due to reduced commissions from $238,483 in 2010 compared to $197,181 in 2011, a decrease of $41,302, which was due to lower sales. We cut advertising and promotion spending from $20,638 in the year ended October 31, 2010 to $7,033 for year ended October 31, 2011. The $169,727 selling expense decrease was also due to wages and salaries (down $28,300 to $0), consulting fees (down $30,893 to $0), depreciation (down $11,294 to $9,692), office supplies and other selling expenses (down $21,193 to $5,074) with smaller reductions in IT support and maintenance ($10,082) and travel ($5,036). The $28,300 decrease in wages and salaries came from the elimination of our full-time salaried sales and support positions.

We incurred $349,569 in general and administrative (G&A) expenses for the year ended October 31, 2011 compared to $458,118 for the year ended October 31, 2010, representing a $108,549 period-to-period decrease. There were three significant factors in the 24% year over year G&A expense decrease. The largest factor contributing to the cost reduction was decreased administrative staffing. We had 3 administrative staff people for the year ended October 21, 2010. During the third quarter of the year ended October 31, 2011, we reduced administrative staffing to one person. Secondary cost savings resulted from a decrease in rent expense of $11,000 due to our relocation to smaller offices in July 2011. We also were able to reduce legal and professional service spending by taking on some more work ourselves, limiting issuance of new equity instruments and not acquiring any new businesses. These had been factors in legal and accounting spending for the year ended October 31, 2010. No other significant changes in G&A spending occurred during the year ended October 31, 2011.

Amortization expense from continuing operations was $107,286 for the year ended October 31, 2011 compared to $755,012 for fiscal 2010. Amortization expense decreased due to the fact that we took a $1,262,705 impairment charge for the intangible assets related to the June 2009 Iggys House purchase during the year ended October 31, 2010. After the impairment charge, we maintained a small $100,000 value for the Iggyshouse.com software acquired in June 2009. For the year ended October 31, 2011, we amortized the remaining $100,000 Iggyshouse software that had remained as of October 31, 2010 and the remaining asset costs for the MLSDirect website names.

For the year ended October 31, 2011, we recorded interest expense of $61,283. For the fiscal year ended October 31, 2010, we incurred $643,004 of interest expense. Interest expense for 2011 reflects the cost of the Company’s borrowings from our CEO and interest charges in the new $30,000 convertible note including the amortization of the beneficial conversion feature discount of $17,368. For the year ended October 31, 2010 interest expense included a non-cash beneficial conversion feature amounting to $580,424 as a result of a conversion modification of our convertible note payable to the CEO. Of the remaining $62,580 expense, $50,508 was accrued interest for the convertible note with our CEO. The other $12,072 was vendor interest charges.

Assets and Employees; Research and Development

We do not anticipate purchasing any equipment or other assets in the near term nor do we anticipate staffing changes at our corporate office since we are already down to one salaried employee.

Liquidity and Capital Resources; Anticipated Financing Needs

In the most recent year ended October 31, 2011, we funded operating losses primarily through cash of $14,579 received from a convertible note from our CEO and $30,000 from a convertible note from a third party. In the prior year ended October 31, 2010, operating losses were funded through $355,500 in cash received from a convertible note from our CEO. As of October 31, 2011, we had $8,169 of cash and cash equivalents, and current liabilities of $1,494,031.

On an aggregate level, cash used in operations was $30,645 for the year ended October 31, 2011 and $343,345 for the same period last year. Offsetting the operating loss for the year ended October 31, 2011 were various non-cash expenses for depreciation, amortization, and share-based compensation. For the year ended October 31, 2011, these non-cash items totaled $135,906. As we continued to conserve cash, our CEO and CFO have accepted to defer the cash element of their payroll and have agreed with our CEO to accrue the monthly interest on his convertible note with the Company. This resulted in an increase in accrued expenses of $221,795.

Financing activities provided $33,578 and $334,318 for the years ended October 31, 2011 and 2010, respectively. For the current fiscal year ended October 31, 2011, we generated $14,579 in loan proceeds from our CEO and we received $30,000 in cash from a third party by issuing a convertible note. . We also were able to reduce balances due to our officers by $4,767. In the prior fiscal year ended October 31, 2010, we generated $355,500 in loan proceeds from our CEO.

Given our low cash position, we have curtailed operations as we determine the best course of action for our shareholders. See Note 10 of the consolidated financial statements for recent developments.

Given the financing needs of the Company’s business, as conducted under its three separate brands, the Company is actively reviewing possible strategic alternatives for some or all of its brands with a view to providing increased shareholder value.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2011 and 2010 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2011 and 2010.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the years ended October 31, 2011 and 2010 includes compensation cost for restricted stock awards and stock options. The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Commissions and Fees Receivable. Real estate commissions and fees receivable are recorded at the amount the Company expects to collect from real estate transactions closed. These receivables represent brokerage commission balances due the Company from clients or listing real estate brokerages and usually are settled within 1 to 10 days after closing.

The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables. Historically, the Company has not experienced significant losses related to receivables from individual customers. At October 31, 2011 and 2010, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

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

Intangible Assets. We have two types of intangible assets:

Website Development

The primary interface with the customer in our web-assisted real estate brokerage operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized. Amortization is on a straight-line method over the estimated three year useful life of the website. As of October 31, 2011, the Company’s principal www.webdigs.com and Iggyshouse.com website has been fully amortized.

Website Domain Names

The Company capitalizes the fair value of website domain names acquired through business combinations or asset acquisitions. The Company purchased 17 domain names in 17 states in May 2009 from theMLSDirect.com and is amortizing these names over a 2 year estimated useful life.

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

Recently Issued Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted. The Company does not expect the adoption of this recently issued accounting pronouncement to have a significant impact on its results of operations, financial position or cash flows.

Seasonality of Business

The residential real estate market has traditionally experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter can be significantly affected by activity during the prior quarter, given the time lag between contract execution and closing. A typical real estate transaction has a 30 day lag between contract signing and closing of the transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements starting on page 29.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report On Internal Control Over Financial Reporting

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Annual Report on Form 10-K were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of October 31, 2011, we have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management has re-evaluated the control deficiencies identified in the prior fiscal year.

Here is an update to the control deficiencies identified last year.

(1)	In 2009, we recognized our small size and single person financial department as a weakness that prohibited segregation of duties. In 2010 we had a full year working with our second full-time professional accountant. This enables some segregation of duties on material matters related to cash management, however, as of December 31, 2011, we no longer have any internal accounting staff and all future needs will be outsourced.
(2)	We have had some minor GAAP adjustments made to our interim financial statements, although in reduced instances from prior years. We did have a significant audit adjustment made at the year-end for the fiscal year ended October 31, 2010.

We conclude that, as of October 31, 2011, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.  We intend to further improve our internal controls in our current fiscal year and add additional measures to further mitigate our material internal control weaknesses as the Company grows assuming our operating funds are sufficient.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2011 have not been fully remediated.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Key Employees

Our Board of Directors and management team includes:

Name	Age	Position(s)	Independent Director
Robert A. Buntz, Jr.	60	Director (Chairman), Chief Executive Officer and President and Principal Financial Officer	No
Edward Wicker	52	Director, Chief Financial Officer	No
Joseph Fox*	45	Former Director	Yes
Donald Miller*	71	Former Director	Yes
Steven Sjoblad*	62	Former Director	Yes

* Messrs. Fox, Miller and Sjoblad resigned from the Board on January 11, 2012

Biographies for the members of our Board of Directors and our management team are set forth below:

Robert A. Buntz, Jr., has served as a director of the Company, including Webdigs, LLC, since inception in May 2007. Mr. Buntz has been an entrepreneur for more than 30 years and a real estate broker for more than 25. In 1981, Mr. Buntz developed the award-winning Bluefin Bay on Lake Superior, Tofte, Minnesota, and operated that resort until 2007. Among his achievements, Mr. Buntz’s development company donated the land, time and funding to help create the North Shore Commercial Fishing Museum and Mr. Buntz created and developed one of the first rural affordable housing projects, Tofte Homestead. From 1984 through 2006, and while he was simultaneously operating Bluefin Bay, Mr. Buntz was the owner and operator of Tofte Land Co., Inc., a real estate holding and brokerage firm. He now has more than 25 years of hospitality experience as an owner-operator of destination properties.

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

Joseph Fox was appointed as a director of the Company on July 7, 2009. Back in the mid 1990s, Mr. Fox identified the internet as a tool that would level the playing field for consumers in the stock brokerage industry. He, along with brother Avi, created Web Street Securities, a highly successful on-line investment brokerage company. Web Street became a publicly traded company in 1999 before merging with E*Trade Financial Group in 2001. In 2005, Mr. Fox’s desire to leverage the internet to empower consumers in their financial decision making process resulted in the forming of Iggys House Realty, Inc. (Iggys House and Buyside Realty), where he served as Chairman and Chief Executive Officer. Iggy's goal was to capture the power of the internet to facilitate consumers to manage their own real estate sales and purchases, thereby saving themselves thousands of dollars on commissions on their transactions. Iggys’ web-assisted real estate brokerage operated in 38 states within 2 years of its startup. Mr. Fox resigned from the Board on January 11, 2012.

Donald Miller was appointed as a director of the Company on July 7, 2009.  Mr. Miller worked almost forty years at Schwan's Inc, primarily as CFO.  During his tenure, Schwan's grew from a small local home-delivery dairy service to a multi-billion dollar consumer packaged goods giant.  Throughout his employment, he was involved in all of the acquisitions and divestitures of the company. He currently serves as chairman of the finance committee at Schwan's, as well as serving on the audit and risk committees.  He is also Chairman of the Board of Multiband Corp. In 2008, Mr. Miller was appointed to the Board of Directors of FoodShacks, Inc. Mr. Miller resigned from the Board on January 11, 2012.

Steven Sjoblad was appointed as a director of the Company on October 25, 2007. Steve Sjoblad has more than 35 years of corporate strategy and marketing expertise. Mr. Sjoblad spent 19 years building Fallon McElligott, one of the world’s preeminent advertising agencies, where he guided global strategy and marketing programs for industry leaders and has worked in virtually every consumer and business-to-business category (1981-1999). From 2001 through 2003, Mr. Sjoblad ran Global Consumer Services for Fair Isaac Corporation (NYSE: FIC), originated the myFICO.com business and ran the Fair Isaac Marketing Services business, transforming it into a “precision marketing unit.” Additionally, he was a member of the Fair Isaac Executive Committee and held the position of Chief Marketing Officer. From 2003 through 2006, Mr. Sjoblad worked as an independent business consultant. Since 2006, Mr. Sjoblad has served as the Chairman and Chief Executive Officer of Captira Analytical, a software, data and analytics firm serving the criminal justice vertical market based in Albany, NY. Mr. Sjoblad is also Chairman of uBid.com (UBHI.OB), an online retailer, a board member of Schwan’s Foods, a $3.6 billion international food concern, and a founder and board member of Fluxion, LLC, a marketing automation concern. Mr. Sjoblad resigned from the Board on January 11, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the years ended October 31, 2011 and 2010 which was awarded to or earned by (i) our Chief Executive Officer during fiscal year 2011 and (ii) our other executive officers (other than the Chief Executive Officer) who served the Company and who received in excess of $100,000 in total compensation for a year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total

Robert A. Buntz, Jr	2011	$96,000	$-	$-	$-	$96,000
Chief Executive Officer	2010	$118,000	$-	$-	$-	$118,000
and President

Edward P Wicker	2011	$84,000	$-	$-	$-	$84,000
Chief Financial Officer	2010	$62,000	$-	$-	$-	$62,000

Employment Agreements with Executives and Key Personnel

We do not currently have an employment agreement with Mr. Buntz. Nevertheless, our wholly owned operating subsidiary, Webdigs, LLC, is party to a Members Services Agreement with Mr. Buntz. In that agreement, Mr. Buntz has agreed not to compete against Webdigs for a period of one year following any termination of service, regardless of the reason for such termination, and has also agreed to customary confidentiality and invention-assignment provisions. The Member Services Agreement with Mr. Buntz provides that Mr. Buntz be paid an annual salary of $120,000 for the year ended October 31, 2009. In October 2010, Mr. Buntz’s annual salary was adjusted from $120,000 to $96,000. We anticipate no change in compensation for the current fiscal year 2012 which began on November 1, 2011.

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

Currently, the Company does not offer any executive bonus or incentive compensation plan and there are no plans to put one in place for fiscal year 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the executives as of October 31, 2011.

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

The following table sets forth the compensation of our non-employee directors for fiscal year 2011:

Name	Fees Earned or Paid in Cash $	Stock Awards $ (1)	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Plan $	All other Compensation $	Total $
Joseph Fox	-	-	-	-	-	-	$-
Donald Miller	-	-	-	-	-	-	$-
Steven Sjoblad	-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, the table below identifies the beneficial ownership of:

•	each Company director
•	each executive officer of the Company
•	all executive officers and directors of the Company as a group, and
•	each other beneficial holder (or group of holders) of five percent or more of our common stock.

Each person or entity included in the table below has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, except as indicated by footnote and subject to community property laws where applicable. Percentage ownership is based on 33,396,719 shares of common stock outstanding as of December 31, 2011.

	Shares Beneficially owned (1)	Percentage of Outstanding Shares (%)

Robert Buntz (2)	62,169,008	69.4%

Joseph Fox (3)	3,243,750	9.7%

Donald Miller (4)	350,000	1.0%

Steven Sjoblad (5)	200,000	*

All current executive officers and directors as a group (five persons) (6)	65,962,758	70.7%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the applicable rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants (or similar purchase rights) held by that person that are presently exercisable, or will become exercisable within 60 days hereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. As a result of the application of these SEC rules, the number of shares reflected in the table exceeds the number of shares outstanding as of the date of this filing.
(2)	Mr. Buntz is a director of the Company and the Company’s Chief Executive Officer and President. Of those shares included in the table, 33,268,600 are issuable upon conversion of a convertible note payable and accrued interest on the note as of October 31, 2011.
(3)	Mr. Fox was previously a non-employee director of the Company. Of those shares set forth in the table, 3,200,000 were issued in the name of Iggys House Inc but are beneficially owned by Mr. Fox.
(4)	Mr. Miller was previously a non-employee director of the Company. Of those shares set forth on the table, 150,000 shares are issuable upon exercise of vested options to purchase common stock.
(5)	Mr. Sjoblad was previously a non-employee director of the Company. Of those shares set forth on the table, 200,000 shares are issuable upon exercise of vested options to purchase common stock.
(6)	Includes Messrs. Buntz, Fox, Miller, and Sjoblad.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Transactions with Related Persons

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $615,264 and $583,708 at October 31, 2011 and 2010, respectively. The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at October 31, 2011. For the years ended October 31, 2011 and 2010, the Company incurred $31,556 and $70,850 in services and rent from this related party, respectively.

Included in the $31,556 and $28,000 are $32,000 and $42,000 in office rent expense for the Company for each of the years ended October 31, 2011 and 2010, respectively. The Company informally rented office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis through June 2011. The Company is currently in negotiations with the website developer to settle this debt with a small amount of cash and some form of the Company’s equity.

Due to Officers

As of October 31, 2011 and 2010, the Company was indebted to its officers for amounts totaling $3,578 and $8,345, respectively, for unreimbursed business expenses. All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

During the year ended October 31, 2010, the Company borrowed $355,500 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%. At October 31, 2011 and 2010, the balances due under this note were $243,079 and $528,500, respectively. On October 12, 2010, these notes were modified to allow the CEO to convert to the Company’s common stock at $0.01 per share instead of a previous conversion price of $0.11. This modification resulted in a beneficial conversion charge to interest expense of $580,424 because the stock was trading at $0.03 on that date. On March 15, 2011, the CEO converted $300,000 of the debt into 30,000,000 shares of common stock. For the years ended October 31, 2011 and 2010, the Company incurred $46,038 and $630,932 of interest expense in connection with this note, respectively. Accrued interest included in accrued expenses due under the note as of October 31, 2011 and 2010 was $91,962 and $51,924, respectively. The accrued interest is also convertible into the Company’s common stock at $0.01 per share.

Director Independence

As of October 31, 2011, The Board of Directors was comprised of one-half “independent” directors as defined in Rule 4200(a)(15) of the NASDAQ Stock Market.

Our Board of Directors had an Audit Committee consisting of a member who was independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, the member of the Audit Committee was independent as defined in Exchange Act Rule 10A-3, a non-employee director under the rules of the SEC, and an outside director under the rules of the Internal Revenue Service. During the fiscal year ended October 31, 2009, the Board of Directors created a governance structure consisting of three board committees and the naming of a lead director. The three board committees are governance, audit and compensation. The lead director was Mr. Steven Sjoblad. Mr. Sjoblad convened conversations amongst independent directors at a minimum on a quarterly basis. On January 11, 2012, three directors, Steven Sjoblad, Joseph Fox and Donald Miller, resigned.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2011	2010

Audit fees	$23,500	$39,000
Audit related fees	19,624	$18,387
Tax fees	-	11,120
All other fees	-	966

Total	$43,124	$69,473

Audit Fees. The fees identified under this caption were for professional services rendered by Moquist Thorvilson Kaufmann & Pieper LLC (MTK) for fiscal years 2011 and 2010 in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees. The fees identified under this caption were for assurance and related services that were related to the review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” We also incurred audit fees for the carve out and potential spinoff of IggysHouse.com. This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

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

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2011 and 2010 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Webdigs, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Webdigs, Inc. as of October 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webdigs, Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moquist Thorvilson Kaufmann & Pieper LLC

Edina, Minnesota
June 5, 2012

F-1

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$8,169	$5,236
Commissions and fees receivable	-	4,669
Prepaid expenses and deposits	-	4,608
Other current assets		5,583

Total current assets	8,169	20,096

Office equipment and fixtures, net	-	9,692

Intangible assets, net	-	107,286

Total assets	$8,169	$137,074

The accompanying notes are an integral part of these financial statements

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

	October 31,	October 31,
	2011	2010
LIABILITIES

Current liabilities:
Current portion of capital lease obligations	$-	$4,603
Accounts payable	149,956	115,355
Accounts payable - minority stockholder	615,264	583,708
Due to officers	3,578	8,345
Convertible notes payable to officer/stockholder	243,079	528,500
Convertible note payable, net of discount	17,368	-
Accrued expenses:
Professional fees	24,000	23,500
Payroll and commissions	344,614	263,201
Interest	95,422	51,924
Other liabilities	750	16,481

Total current liabilities	1,494,031	1,595,617

Long term liabilities:
Capital lease obligation, less current portion	-	1,631

Total long term liabilities	-	1,631

Total liabilities	1,494,031	1,597,248

STOCKHOLDERS' DEFICIT
Stockholders' deficit:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 73,035,119 and 33,396,719 common shares issued and outstanding at October 31, 2011 and 2010, respectively	73,035	33,397
Treasury stock - $.001 par value: 963,628 shares held in treasury as of October 31, 2011 and 2010	(240,907)	(240,907)
Additional paid-in capital	6,015,076	5,626,770
Accumulated deficit	(7,333,066)	(6,879,434)

Total stockholders' deficit	(1,485,862)	(1,460,174)

Total liabilities and stockholders' deficit	$8,169	$137,074

The accompanying notes are an integral part of these financial statements

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2011	2010

Revenue:
Gross revenues	$440,880	$728,813
Less: customer rebates and third-party agent commissions	(116,417)	(260,661)

Net revenues	324,463	468,152

Operating expenses:
Selling	260,257	429,984
General and administrative	349,569	458,118
Amortization of intangible assets	107,286	755,012
Impairment charge	-	1,262,705

Total operating expenses	717,112	2,905,819

Operating loss	(392,649)	(2,437,667)

Other income (expense):
Other income	300	-
Interest expense	(61,283)	(643,004)

Total other expense	(60,983)	(643,004)

Net loss before income taxes	(453,632)	(3,080,671)

Income tax provision	-	-

Net loss	$(453,632)	$(3,080,671)

Net loss per common share - basic and diluted	$(1.54)	$(18.45)

Weighted average common shares outstanding - basic and diluted	293,916	166,984

The accompanying notes are an integral part of these financial statements

WEBDIGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

						Total
				Additional		Stockholders'
	Common Stock		Treasury	Paid-in	Accumulated	Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balances, November 1, 2009	33,396,719	$33,397	$(265,907)	$5,034,458	$(3,777,763)	$1,024,185

Directors stock option compensation	-	-	-	8,763	-	8,763
Compensation related to vesting of restricted common stock awards, net of forfeitures	-	-	-	3,125	-	3,125
Treasury shares issued to employee as compensation	-	-	25,000		(21,000)	4,000
Beneficial conversion charge related to a modification of the convertible notes payable to officer/stockholder	-	-	-	580,424	-	580,424
Net loss	-	-	-	-	(3,080,671)	(3,080,671)
Balances, October 31, 2010	33,396,719	$33,397	$(240,907)	$5,626,770	$(6,879,434)	$(1,460,174)

Beneficial conversion charge related to the issuance the convertible notes payable				30,000		30,000
Directors stock option compensation				1,560		1,560
Conversion of accrued salary	9,638,400	9,638		86,746		96,384
Conversion of convertible note payable	30,000,000	30,000		270,000		300,000
Net loss					(453,632)	(453,632)
Balances, October 31, 2011	73,035,119	$73,035	$(240,907)	$6,015,076	$(7,333,066)	$(1,485,862)

The accompanying notes are an integral part of these financial statements

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(453,632)	$(3,080,671)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	9,692	20,986
Amortization of intangible assets	107,286	755,012
Impairment charge	-	1,262,705
Beneficial conversion charge due to debt modification	-	580,424
Amortization of discount for beneficial conversion feature on convertible debt	17,368	-
Share-based compensation	1,560	15,888
Changes in operating assets and liabilities:
Commissions and fees receivable	4,669	4,780
Prepaid expenses and deposits	4,608	6,239
Other current assets	5,583	4,701
Accounts payable	34,601	(143,709)
Accounts payable - minority stockholder	31,556	20,850
Accrued expenses	221,795	161,219
Other liabilities	(15,731)	48,231
Net cash flows used in operating activities	(30,645)	(343,345)

Cash flows from investing activities:
Purchase of intangible assets	-	(21,760)
Net cash flows used in investing activities	-	(21,760)

Cash flows from financing activities:
Proceeds from (payments to) officer/stockholder convertible notes payable	14,579	355,500
Proceeds from issuance of convertible note payable - third party	30,000	-
Increase (decrease) in due to officers	(4,767)	(16,986)
Principal payments on capital lease obligations	(6,234)	(4,196)
Net cash flows provided by financing activities	33,578	334,318

Net change in cash and cash equivalents	2,933	(30,787)

Cash and cash equivalents, beginning of period	5,236	36,023

Cash and cash equivalents, end of period	$8,169	$5,236

Supplemental cash flow information
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing activities
Beneficial conversion feature related to convertible note payable	$30,000	$-
Conversion of accrued officer salary to common stock	$96,384	$-
Conversion of convertible notes payable from officer/stockholder	$300,000	$-
Cost method deficiency of treasury shares issued as compensation to an employee	$-	$21,000

The accompanying notes are an integral part of these financial statements

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

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

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2011 and 2010 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables. Historically, the Company has not experienced significant losses related to receivables from individual customers. At October 31, 2011 and 2010, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

Intangible Assets

The Company has two types of intangible assets:

Website Software

The primary interface with the customer in our web-assisted real estate broker operation is the Webdigs.com website. Certain costs incurred in development of this website have been capitalized. Amortization is on a straight-line method over the estimated three year useful life of the website. As of October 31, 2011, the Company’s principal www.webdigs.com website and the Iggyshouse.com website technology has been fully amortized

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website Domain Names

The Company capitalizes the fair value of website domain names acquired through business combinations or asset acquisitions. The Company purchased 17 domain names in 17 states in May 2009 from theMLSDirect.com and is amortizing these names over a 2 year estimated useful life. As of October 31, 2011, they are fully amortized.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets, such as website software costs, customer lists, non-compete agreements, website domain names, contractual agreements and furniture and equipment by reviewing for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition

Real estate brokerage revenues are recognized at the closing of a real estate transaction. Commissions and rebates due to third party real estate agents or clients are accrued at the time of closing and treated as an offset to gross revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended October 31, 2011 and 2010, there were no adjustments to net loss to arrive at comprehensive loss.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2011 and 2010 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2011 and 2010.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the years ended October 31, 2011 and 2010 includes compensation cost for restricted stock awards and stock options. The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $7,012 and $20,638 for the years ended October 31, 2011 and 2010, respectively.

Concentrations, Risks and Uncertainties

Instability of the Housing Sector in the Company’s Regional Markets:

The Company’s operations are concentrated within the real estate brokerage industry in Minnesota, Wisconsin and Florida and its prospects for success are tied indirectly to interest rates and the general housing and business climates in these regions.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Deposits in Excess of Federally Insured Limits:

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation at varying amounts. At times, the cash balances in these accounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents.

Recently Issued Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted. The Company does not expect the adoption of this recently issued accounting pronouncement to have a significant impact on its results of operations, financial position or cash flows.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

2	GOING CONCERN

The Company has incurred significant operating losses for the years ended October 31, 2011 and 2010. At October 31, 2011, the Company reports a negative working capital position of $1,485,862, and an accumulated deficit of $7,333,066. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

In order to meet its working capital needs through the next twelve months, the Company plans to raise additional funds through the issuance of additional shares of common stock and debt through private placements. Although we intend to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all. The Company has reduced operating expenditures as much as it can during the year ended October 31, 2011. The Company has exhausted all potential options to reduce expenses and it needs to increase revenue soon in order to survive as an operating company. The Company has been looking at other potential strategic alternatives and on April 3, 2012, the Company entered into a share exchange agreement (See Note 10 for further information).

3	FIXED ASSETS AND INTANGIBLE ASSETS

At October 31, 2011 and 2010, the Company’s fixed assets are as follows:

	October 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Fixed Assets
Furniture and Fixtures	$9,981	$(9,981)	$-	$9,981	$(7,187)	$2,794
Computer hardware	50,972	(50,972)	-	50,972	(44,074)	6,898
Total Fixed Assets	$60,953	$(60,953)	$-	$60,953	$(51,261)	$9,692

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

3	FIXED ASSETS AND INTANGIBLE ASSETS (continued)

Depreciation expense amounted to $9,692 and $20,986 for the years ended October 31, 2011 and 2010, respectively.

At October 31, 2011 and 2010, the Company’s intangible assets are as follows:

	October 31, 2011			October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable assets with determinable lives:
Website Software	$100,000	$(100,000)	$-	$100,000	$-	$100,000
Website domain names	25,000	(25,000)	-	25,000	(17,714)	7,286
Total Intangible Assets	$125,000	$(125,000)	$-	$125,000	$(17,714)	$107,286

Amortization expense amounted to $107,286 and $755,012 for the years ended October 31, 2011 and 2010, respectively.

4	CONVERTIBLE NOTES PAYABLE

In November 2010, the Company entered into a $30,000 convertible loan agreement with a private investor which has a maturity date of June 30, 2012. The loan accrues interest at a simple interest rate of 12% per annum. For the year ended October 31, 2011, the Company incurred $3,460 of interest expense in connection with this note and is accrued interest at October 31, 2011.

The lender can convert the note into the Company’s common stock at a price of $0.01 per share. Since the permitted conversion price is lower than the $.02 market price of the Company’s shares at the time of the loan agreement, the Company recognized and capitalized a beneficial conversion feature charge of $30,000 and is amortizing the charge over the life of the loan using the effective interest method. The Company recognized a beneficial conversion amortization charge to interest expense of $17,368 for the year ended October 31, 2011.  The note balance at October 31, 2011, net of the remaining unamortized discount of $12,632 was $17,368.

On April 3, 2012, the $30,000 note and accrued interest of $6,624 was converted into 3,662,400 shares of common stock.

5	INCOME TAXES

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

5	INCOME TAXES (continued)

The provision (benefit) for income taxes consists of the following for the years ended October 31, 2011 and 2010:

	2011	2010

Current	$-	$-
Deferred	(174,000)	(1,000,000)

Subtotal	(174,000)	(1,000,000)

Valuation allowance	174,000	1,000,000

Provision for income taxes	$-	$-

The provision for income taxes varies from the statutory rate applied to the total loss as follows for the years ended October 31, 2011 and 2010:

	2011	2010

Federal income tax benefit at statutory rate (34%)	$(154,000)	$(1,047,000)
State tax benefit, net of federal	(27,000)	(185,000)

Nondeductible expenses	7,000	232,000

Current valuation allowance	174,000	1,000,000

	$-	$-

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

5	INCOME TAXES (continued)

Significant components of the Company’s estimated deferred tax balances at October 31, 2011 and 2010 consist of:

	2011	2010

Deferred tax assets (liabilities)
Net operating loss carryforwards	$1,376,000	$1,226,000
Accrued expenses	148,000	114,000
Share-based compensation	33,000	32,000
Depreciation	4,000	4,000
Amortization	674,000	685,000

Net deferred tax assets	2,235,000	2,061,000
Valuation allowance	(2,235,000)	(2,061,000)

Net deferred tax assets	$-	$-

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

The Company has a total net operating loss carryforward of approximately $3,440,000 of which expires beginning in 2028 through 2031. Under the Internal Revenue Code Section 382 (IRC 382), certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods. The contemplated transaction with the share exchange agreement dated April 3, 2012 (See Note 10 for further information) could significantly limit the use of these loss carryforwards.

The Company did not have any material unrecognized tax benefits as of October 31, 2011 and 2010. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the years ended October 31, 2011 and 2010. The Company is subject to U.S. federal tax examinations by tax authorities for all tax years since 2008. The Company is open to state tax audits until the applicable statute of limitations expires.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

6	SHARE-BASED COMPENSATION

Stock Options

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award. Total stock-option compensation expense included in the Company's consolidated statements of operations for the years ended October 31, 2011 and 2010 was $1,560 and $8,763, respectively. This expense is included in general and administrative expense. The compensation expense had less than a $0.01 and $0.05 per share impact on the basic loss per common share for the years ended October 31, 2011 and 2010, respectively.

The following is a summary of stock option activity for the year ended October 31, 2011 and 2010:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)

Outstanding at October 31, 2009	1,000,000	$0.25		4.1
Granted	-	-
Exercised	-	-
Forfeited or expired	(200,000)	-

Outstanding at October 31, 2010	800,000	0.25		2.87
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at October 31, 2011	800,000	$0.25	$-	1.87

Exercisable at October 31, 2011	800,000	$0.25	$-	1.87

The aggregate intrinsic value in the table above represents the difference between the closing stock price on October 31, 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on October 31, 2011.  There were no options exercised during the years ended October 31, 2011 and 2010.

Restricted Stock Compensation

The Company recorded $0 and $3,125 stock compensation expense in the consolidated statement of operations related to vested shares (restricted stock) previously granted for the years ended October 31, 2011 and 2010, respectively.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

6	SHARE-BASED COMPENSATION (continued)

Stock Warrants

As of October 31, 2011, the Company has 200,000 warrants outstanding with the exercise price of $0.30. The warrants expired on December 12, 2011.

7	SHAREHOLDERS’ EQUITY

2011 Activity

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

8	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $615,264 and $583,708 at October 31, 2011 and 2010, respectively. The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at October 31, 2011. For the years ended October 31, 2011 and 2010, the Company incurred $31,556 and $70,850 in services and rent from this related party, respectively.

Included in the $31,556 and $28,000 are $32,000 and $42,000 in office rent expense for the Company for each of the years ended October 31, 2011 and 2010, respectively. The Company informally rents office space for its headquarters and real estate operation in Minneapolis from the related party on a month to month basis. The Company is currently in negotiations with the website developer to settle this debt with cash and some form of the Company’s equity.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

8	RELATED PARTY TRANSACTIONS (continued)

Due to Officers

As of October 31, 2011 and 2010, the Company was indebted to its officers for amounts totaling $3,578 and $8,345, respectively, for unreimbursed business expenses. All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

During the year ended October 31, 2010, the Company borrowed $355,500 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%. On March 15, 2011, the CEO converted $300,000 of this debt into 30,000,000 shares of common stock. These notes were previously modified on October 12, 2010 to allow the CEO to convert to the Company’s common stock at $0.01 per share instead of a previous conversion price of $0.11. This modification resulted in a beneficial conversion charge to interest expense of $580,424 because the stock was trading at $0.03 on that date. For the years ended October 31, 2011 and 2010, the Company incurred $46,038 and $630,932 of interest expense in connection with this note, respectively. Accrued interest included in accrued expenses due under the note as of October 31, 2011 and 2010 was $91,962 and $51,924, respectively. The accrued interest is also convertible into the Company’s common stock at $0.01 per share.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

9	BASIC AND DILUTED EARNINGS PER SHARE (continued)

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended October 31, 2011 and 2010, respectively. The calculation has been retrospectively adjusted for the 1 for 200 reverse stock split which occurred on May 17, 2012.

Basic earnings per share calculation:	2011	2010

Net loss	$(453,632)	$(3,080,671)

Weighted average of common shares outstanding	293,916	166,984

Net loss per basic share-basic	$(1.54)	$(18.45)

Diluted earnings per share calculation:
Net loss	$(453,633)	$(3,080,671)

Weighted average of common shares outstanding	293,913	166,984
Stock options (1)	-	-
Stock warrants (2)	-	-
Convertible notes payable - officer/stockholder (3)	-	-
Convertible notes payable (4)	-	-
Diluted weighted average common shares outstanding	293,916	166,984

Net loss per diluted share	$(1.54)	$(18.45)

(1)	The dilutive effect of stock options in the above table excludes 4,000 and 4,000 of underlying options for the years ended October 31, 2011 and 2010, respectively, as they would be anti-dilutive to our net loss for those years.

(2)	The dilutive effect of stock warrants in the above table excludes 1,000 and 1,000 of underlying warrants for the years ended October 31, 2011 and 2010, respectively, as they would be anti-dilutive to our net loss for those years.

(3)	The dilutive effect of potential convertible notes and accrued interest equivalent to 167,520 and 290,212 shares related to the convertible promissory note from the Company’s CEO for the years ended October 31, 2011 and 2010 have been excluded as they would be anti-dilutive to our net losses for each of the years.

(4)	The dilutive effect of a potential convertible note equivalent to 16,730 shares related to a convertible promissory note as of October 31, 2011 which been excluded as it would be anti-dilutive to our net loss for the year.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2011 and 2010

10	SUBSEQUENT EVENTS

On March 16, 2012, the Company sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets, which were held in Webdigs, LLC, included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. Also included in this transaction was a royalty agreement for which Fiontrai II paid $1,000.00 (part of the total $15,000). Robert Buntz, CEO purchased the royalty agreement from the Company in exchange for a principal reduction of his loan to the Company of $5,000.00.

On April 3, 2012, the convertible note of $30,000 plus accrued interest of $6,624 was converted into 3,662,400 shares of common stock at a conversion price of $0.01 per share. See Note 5 for further information.

Additionally, on April 3, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. At the closing of this transaction Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 would be in control of the Company and potential future operations have not been determined at this time.

On May 17, 2012, the Company affected a 1 for 200 reverse stock split. The Company retrospectively restated the outstanding shares for the earnings per share calculation. The balance sheet has not been restated and will be adjusted during the period the split occurred.

On May 7, 2012, we transferred ownership of TheMLSDirect.com and associated domain names previously acquired from Tracy Johnson, back to Tracy Johnson in consideration of all monies owed to Mr. Johnson by the company totaling $8,950.

Exhibits

Exhibit Number	Description
21	Subsidiaries of Webdigs, Inc. *

31.1	Certification of CEO pursuant to Section 302. *

31.2	Certification of CFO pursuant to Section 302. *

32.1	Certification of CEO pursuant to Section 906. *

32.2	Certification of CFO pursuant to Section 906. *

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webdigs, Inc.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
President and Chief Executive Officer
June 5, 2012

/s/ Edward Wicker.
Edward Wicker
Chief Financial Officer
June 5, 2012

30

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert A. Buntz, Jr.	President, Chairman and Chief Executive Officer	June 5, 2012
Robert A. Buntz, Jr.	(Principal Executive Officer)

/s/ Edward Wicker	Chief Financial Officer	June 5, 2012
Edward Wicker	(Principal Financial Officer)

31