Form 10-Q
period 2012-01-31
WEBDIGS INC
filed 2012-06-05
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-53359

WEBDIGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Zenith Ave So., Minneapolis, MN

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☐

As of May 21, 2012 there were 383,647 shares of the issuer’s common stock, $0.001 par value, outstanding. This takes into account the 1 for 200 reverse stock split which occurred on May 17, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTH

PERIODS ENDED JANUARY 31, 2012 AND 2011

1

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

F-1

WEBDIGS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,802	$8,169

Total current assets	2,802	8,169

Total assets	$2,802	$8,169

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	January 31,	October 31,
	2012	2011
	(Unaudited)
LIABILITIES
Current liabilities:
Accounts payable	$145,828	$149,956
Accounts payable - minority stockholder	615,264	615,264
Due to officers	2,694	3,578
Convertible notes payable to officer/stockholder	246,825	243,079
Convertible note payable, net of discount	22,105	17,368
Accrued expenses:
Professional fees	30,000	24,000
Payroll and commissions	344,089	344,614
Interest	103,573	95,422
Other liabilities	750	750

Total current liabilities	1,511,128	1,494,031

Total liabilities	1,511,128	1,494,031
STOCKHOLDERS' DEFICIT
Stockholders' deficit:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 73,035,119 common shares issued and
outstanding at January 31, 2012 and October 31, 2011	73,035	73,035
Treasury stock - $.001 par value: 963,628 shares held in
treasury as of January 31, 2012 and October 31, 2011	(240,907)	(240,907)
Additional paid-in capital	6,015,076	6,015,076
Accumulated deficit	(7,355,530)	(7,333,066)

Total stockholders' deficit	(1,508,326)	(1,485,862)

Total liabilities and stockholders' deficit	$2,802	$8,169

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenue:
Gross revenues	$64,242	$119,182
Less: customer rebates and third-partyagent commissions	(9,065)	(22,182)

Net revenue	55,177	97,000

Operating expenses:
Selling	48,671	75,919
General and administrative	16,082	86,595
Amortization of intangible assets	-	38,418

Total operating expenses	64,753	200,932

Operating loss	(9,576)	(103,932)

Other expenses:
Other expense	-	-
Interest expense	(12,888)	(19,317)

Total other expense	(12,888)	(19,317)

Net loss before income taxes	(22,464)	(123,249)

Income tax provision	-	-

Net loss	$(22,464)	$(123,249)

Net loss per common share - basic and diluted	$(0.06)	$(0.74)

Weighted average common shares outstanding - basic and diluted	365,175	166,984

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	January 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(22,464)	$(123,249)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation	-	3,944
Amortization of intangible assets	-	38,418
Amortization of discount for beneficial conversion
feature on convertible debt	4,737	3,158
Share-based compensation	-	520
Changes in operating assets and liabilities:
Commissions and fees receivable	-	(3,550)
Prepaid expenses and deposits	-	(44)
Other current assets	-	1,500
Accounts payable	(4,128)	26,233
Accounts payable - minority stockholder	-	13,501
Accrued expenses	13,626	41,797
Other liabilities	-	(6,883)
Net cash flows used in operating activities	(8,229)	(4,655)

Cash flows from financing activities:
Proceeds from (payments to) officer/stockholder
convertible notes payable	3,746	(21,300)
Proceeds from issuance of convertible note payable - third party	-	30,000
Increase (decrease) in due to officers	(884)	-
Principal payments on capital lease obligations	-	(1,112)
Net cash flows provided by financing activities	2,862	7,588

Net change in cash and cash equivalents	(5,367)	2,933

Cash and cash equivalents, beginning of period	8,169	5,236

Cash and cash equivalents, end of period	$2,802	$8,169

Supplemental disclosure of non-cash investing activities

Beneficial conversion feature related to convertible note payable	$-	$30,000

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 31, 2012 and 2011

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Webdigs, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended October 31, 2011. See also Note 8, Subsequent Events.

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

Basis of Consolidation

The consolidated financial statements for the three month periods ended January 31, 2012 and 2011 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the wholly-owned subsidiary of Iggyshouse.com, Inc.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 31, 2012 and 2011

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance against its net deferred tax assets as of January 31, 2012 and 2011 because realization of those assets is not more likely than not.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at January 31, 2012 and 2011.

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended January 31, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

3	GOING CONCERN

The Company has continued to incur operating losses for the three months ended January 31, 2012 and 2011. At January 31, 2012, the Company reports a negative working capital position of $1,508,326, and an accumulated deficit of $7,355,530. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 31, 2012 and 2011

3	GOING CONCERN (continued)

Operations have been significantly reduced. The Company has been exploring other strategic alternatives and on April 3, 2012, the Company entered into a share exchange agreement (See Note 8 for further information).

4	CONVERTIBLE NOTES PAYABLE

In November 2010, the Company entered into a $30,000 convertible loan agreement with a private investor which has a maturity date of June 30, 2012. The loan accrues interest at a simple interest rate of 12% per annum. For the three months ended January 31, 2012 and 2011, the Company incurred $900 and $760 of interest expense in connection with this note.  As of January 31, 2012 and October 31, 2011, accrued interest totals $4,360 and $3,460, respectively.

The lender can convert the note into the Company’s common stock at a price of $0.01 per share. Since the permitted conversion price is lower than the $.02 market price of the Company’s shares at the time of the loan agreement, the Company recognized and capitalized a beneficial conversion feature charge of $30,000 and is amortizing the charge over the life of the loan using the effective interest method. The Company recognized a beneficial conversion amortization charge to interest expense of $4,737 and $3,158 for the three months ended January 31, 2012 and 2011, respectively.  The note balance at January 31, 2012, net of the remaining unamortized discount of $7,895 was $22,105.

On April 3, 2012, the $30,000 note and accrued interest of $6,624 was converted into 3,662,400 shares of common stock.

5	SHARE-BASED COMPENSATION

Stock Options

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award. Total stock-option compensation expense included in the Company's consolidated statements of operations for the three months ended January 31, 2012 and 2011 was $0 and $520, respectively. This expense is included in general and administrative expense. The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the three months ended January 31, 2012 and 2011.

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 31, 2012 and 2011

5	SHARE-BASED COMPENSATION (continued)

Stock Options (continued)

The following is a summary of stock option activity for the three months ended January 31, 2012:

				Weighted average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	options	exercise price	value	(years)
Outstanding at October 31, 2011	800,000	$0.25	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at January 31, 2012	800,000	$0.25	$-	1.63
Exercisable at January 31, 2012	800,000	$0.25	$-	1.63

The aggregate intrinsic value in the table above represents the difference between the closing stock price on January 31, 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on January 31, 2012.  There were no options exercised during the three months ended January 31, 2012 and 2011.

6	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $615,264 at January 31, 2012 and October 31, 2011. The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at January 31, 2012. For the three months ended January 31, 2012 and 2011, the Company incurred $0 and $13,501 in services and rent from this related party, respectively.

Due to Officers

As of January 31, 2012 and October 31, 2011, the Company was indebted to its officers for amounts totaling $2,694 and $3,578, respectively, for unreimbursed business expenses. All of the indebtedness represents non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

During the year ended October 31, 2010, the Company borrowed $355,500 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%. At January 31, 2012 and October 31, 2011, the balances due under this note were $246,825 and $243,079, respectively. The note is currently convertible into the Company’s common stock at $0.01 per share. For the three months ended January 31, 2012 and 2011, the Company incurred $7,251 and $15,263 of interest expense in connection with this note, respectively. Accrued interest included in accrued expenses due under the note as of January 31, 2012 and October 31, 2011 was $99,213 and $91,962, respectively. The accrued interest is also convertible into the Company’s common stock at $0.01 per share.

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 31, 2012 and 2011

7	BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net loss by the weighted average number of common stock and common stock equivalent shares outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended January 31, 2012 and 2011, respectively. The calculation has been retrospectively adjusted for the 1 for 200 reverse split which occurred on May 17, 2012.

	Three months ended
	January 31,
	2012	2011
Basic earnings per share calculation:
Net loss to common shareholders	$(22,464)	$(123,249)
Weighted average of common shares outstanding	365,175	166,984
Basic net loss per share	$(0.06)	$(0.74)

Diluted earnings per share calculation:
Net loss to common shareholders	$(22,464)	$(123,249)
Weighted average of common shares outstanding	365,175	166,984
Stock options (1)	-	-
Stock warrants (2)	-	-
Convertible notes payable - officer/stockholder (3)	-	-
Convertible note payable (4)	-	-
Diluted weighted average common shares outstanding	365,175	166,984
Diluted net loss per share	$(0.06)	$(0.74)

(1)	The dilutive effect of stock options in the above table excludes 4,000 and 4,000 of underlying options for the three months ended January 31, 2012 and 2011, respectively, as they would be anti-dilutive to our net loss for those periods.
(2)	The dilutive effect of stock warrants in the above table excludes 1,000 of underlying warrants for the three months ended January 31, 2011 as they would be anti-dilutive to our net loss for those years.

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended January 31, 2012 and 2011

7	BASIC AND DILUTED EARNINGS PER SHARE (continued)

(3)	The dilutive effect of potential convertible notes and accrued interest equivalent to 169,393 and 287,193 shares related to the convertible promissory note from the Company’s CEO for the three months ended January 31, 2012 and 2011 have been excluded as they would be anti-dilutive to our net losses for each of the periods.

(4)

The dilutive effect of a potential convertible note equivalent to 17,180 and 15,380 shares related to a convertible promissory note as of January 31, 2012 and 2011, respectively, has been excluded as it would be anti-dilutive to our net loss for those periods.

8	SUBSEQUENT EVENTS

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

On May 7, 2012, we transferred ownership of TheMLSDirect.com and associated domain names previously acquired from Tracy Johnson, back to Tracy Johnson May 7, 2012 in consideration of all monies owed to Mr. Johnson by the company totaling $8,950.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth below should be read in conjunction with our audited consolidated financial statement contained in our Form 10K  filed with the SEC on June 5, 2012  relating to our fiscal year ended October 31, 2011.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Webdigs, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the 10K filed with the SEC on June 5, 2012 should be considered in evaluating our prospects and future performance.

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

Please see Note 8, Subsequent Events, for other recent developments.

Results of Operation

For the three month periods ended January 31, 2012 and 2011

For the quarter ended January 31, 2012 our net revenue decreased by 43% to $55,177 from $97,000 for the same period in 2011.  The decrease in revenue is due to the fall off in business.  Our operating loss for the three months ended January 31, 2012 was $9,576 compared to $103,932 for the comparable three month period ended January 31, 2011.  In that we reduced operations, we did not expect to have significant losses or profits for the first quarter.

Selling expenses decreased by 36% from $75,919 for the three months ended January 31, 2011 to $48,671 for the same period this year.  The most significant selling expense decreases come from a decrease in sales commissions due to lower sales.  During the three months ended January 31, 2012, we reduced operations and our CEO was the only remaining real estate agent. Advertising has been reduced dramatically – from $4,889 for the three months ended January 31, 2011 to $101 for the comparable period this year.

General and administrative spending was down by $70,513 ($16,082 for the quarter ended January 31, 2012 versus $86,595 for the same period last year).   The primary factor in our general and administrative expense reduction was the reduction of operating costs due to no longer paying salaries for our CEO and CFO.

Our intangible asset base has shrunk considerably in the last year.  This accounts for the major decrease in amortization charges from $38,418 for the three months ended January 31, 2011 to $0 for the current three months ended January 31, 2012. We have no remaining intangible assets as of October 31, 2011.

We incurred interest costs of $12,888 in the quarter ended January 31, 2012 compared to $19,317 for the three months ended January 31, 2011.  Of the interest expense, all relates to a convertible note from our CEO and a $30,000 convertible note with a beneficial conversion feature discount that brought in operating capital for us in November 2010.

Assets and Employees; Research and Development

We do not anticipate purchasing any equipment or other assets in the near term nor do we anticipate staffing changes at our corporate office.

Liquidity and Capital Resources; Anticipated Financing Needs

As of January 31, 2012, we had $2,802 of cash and cash equivalents and current liabilities of $1,511,128.  There are no significant changes in liabilities versus October 31, 2011.

We used $8,229 of cash in operating activities during the three months ended January 31, 2012 compared to $4,655 for the three months ended January 31, 2011.  Cash used in operations for the three months ended January 31, 2012 included a net loss of $22,464 which was partially offset by $4,737 of non-cash expenses for amortization of debt discount related to a beneficial conversion feature.  For the three months ended January 31, 2011, non-cash items totaled $46,040.   The significant decrease is largely due to our decision to impair a significant portion of the Iggyshouse.com assets in July 2010 which significantly lowered our current quarter amortization cost and the completion of the amortization of our in-house developed www.webdigs.com website costs.   For the three months ended January 31, 2012, we were able to defer payments of some expenses and we had minimal operations during the quarter.   Net increases in accrued expenses, payables and other liabilities totaled $9,498 for the three months ended January 31, 2012.

For the three months ended January 31, 2012 and 2011, we did not use any cash flows in investing activities.

In total, financing activities provided $2,862 and $7,588 for the three month periods ended January 31, 2012 and 2011, respectively.  For the three months ended January 31, 2012, $3,746 was provided by an increase in balances due company officers. We received $30,000 in proceeds from a convertible note in November 2010.  Partially offsetting the proceeds from this note was a net reduction in principal balance due our CEO on his convertible note of $21,300.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of January 31, 2012 and October 31, 2011 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at January 31, 2012 and October 31, 2011.

Commissions and Fees Receivable. Real estate commissions and fees receivable are recorded at the amount the Company expects to collect from real estate transactions closed. These receivables represent brokerage commission balances due the Company from clients or listing real estate brokerages and usually are settled within 1 to 10 days after closing.

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended January 31, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Going Concern

The Company continues to incur operating losses for the three months ended January 31, 2012 and 2011. At January 31, 2012, the Company reports a negative working capital position of $1,508,326, and an accumulated deficit of $7,355,530. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

The Company has significantly reduced operations and is exploring other strategic alternatives for the Company. See Note 8 in the financial statements for further information.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2011, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of January 31, 2012, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2011 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities

`

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

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

On May 7, 2012, we transferred ownership of TheMLSDirect.com and associated domain names previously acquired from Tracy Johnson, back to Tracy Johnson May 7, 2012 in consideration of all monies owed to Mr. Johnson by the company totaling $8,950.

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

