Form 10-K/A
period 2011-10-31
WEBDIGS INC
filed 2012-06-06
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant (non-affiliates) was approximately $29,000 as of April 30, 2011 when the last reported sales price was $0.20 per share. As of May 21, 2012, 383,647 shares of common stock were outstanding. This takes into account the 1 for 200 reverse stock split which occurred on May 17, 2012

EXPLANATORY NOTE

Webdigs, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2011, which was originally filed on June 5, 2012 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K for the fiscal year ended October 31, 2011.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibits

Exhibit Number	Description
21	Subsidiaries of Webdigs, Inc. *

31.1	Certification of CEO pursuant to Section 302. *

31.2	Certification of CFO pursuant to Section 302. *

32.1	Certification of CEO pursuant to Section 906. *

32.2	Certification of CFO pursuant to Section 906. *

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

* Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the period ended October 31, 2011.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webdigs, Inc.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
President and Chief Executive Officer
June 6, 2012

/s/ Edward Wicker.
Edward Wicker
Chief Financial Officer
June 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert A. Buntz, Jr.	President, Chairman and Chief Executive Officer	June 6, 2012
Robert A. Buntz, Jr.	(Principal Executive Officer)

/s/ Edward Wicker	Chief Financial Officer	June 6, 2012
Edward Wicker	(Principal Financial Officer)