Form 10-Q
period 2012-04-30
WEBDIGS INC
filed 2012-06-19
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2012

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

As of June 15, 2012 there were 383,647 shares of the issuer’s common stock, $0.001 par value, outstanding. This takes into account the 1 for 200 reverse stock split which occurred on May 17, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTH

PERIODS ENDED APRIL 30, 2012 AND 2011

1

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

F-1

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$547	$8,169

Total current assets	547	8,169

Total assets	$547	$8,169

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

	April 30,	October 31,
	2012	2011
	(Unaudited)
LIABILITIES
Current liabilities:
Accounts payable	$141,313	$149,956
Accounts payable - minority stockholder	610,264	615,264
Due to officers	-	3,578
Convertible notes payable to officer/stockholder	246,825	243,079
Convertible note payable, net of discount	-	17,368
Accrued expenses:
Professional fees	30,000	24,000
Payroll and commissions	344,089	344,614
Interest	106,663	95,422
Other liabilities	750	750

Total current liabilities	1,479,904	1,494,031

Total liabilities	1,479,904	1,494,031
STOCKHOLDERS' DEFICIT
Stockholders' deficit:
Common stock - $.001 par value; 125,000,000 shares authorized as common stock and an additional 125,000,000 shares designated as common or preferred stock; 76,697,519 and 73,035,119 common shares issued and outstanding at April 30, 2012 and October 31, 2011	76,697	73,035
Treasury stock - $.001 par value: 963,628 shares held in treasury as of April 30, 2012 and October 31, 2011	(240,907)	(240,907)
Additional paid-in capital	6,048,038	6,015,076
Accumulated deficit	(7,363,185)	(7,333,066)

Total stockholders' deficit	(1,479,357)	(1,485,862)

Total liabilities and stockholders' deficit	$547	$8,169

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Gross revenues	$26,319	$110,963	$90,561	$230,145
Less: customer rebates and third-party agent commissions	(17,831)	(34,126)	(26,896)	(56,308)

Net revenue	8,488	76,837	63,665	173,837

Operating expenses:
Selling	19,327	66,594	67,998	142,513
General and administrative	(794)	111,666	15,288	198,261
Amortization of intangible assets	-	20,771	-	59,189
Gain on sale of Webdigs intangible assets	(20,000)	-	(20,000)	-

Total operating expenses	(1,467)	199,031	63,286	399,963

Operating income (loss)	9,955	(122,194)	379	(226,126)

Other expenses:
Interest expense	(17,610)	(16,271)	(30,498)	(35,588)

Total other expense	(17,610)	(16,271)	(30,498)	(35,588)

Net loss before income taxes	(7,655)	(138,465)	(30,119)	(261,714)

Income tax provision	-	-	-	-

Net loss	$(7,655)	$(138,465)	$(30,119)	$(261,714)

Net loss per common share - basic and diluted	$(0.02)	$(0.50)	$(0.08)	$(1.18)

Weighted average common shares outstanding - basic and diluted	370,669	278,327	367,892	222,656

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	April 30
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(30,119)	$(261,714)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	-	7,361
Amortization of intangible assets	-	59,189
Amortization of discount for beneficial conversion feature on convertible debt	12,632	7,895
Share-based compensation	-	1,040
Gain on sale of royalty agreement to CEO	(5,000)	-
Changes in operating assets and liabilities:
Commissions and fees receivable	-	4,669
Prepaid expenses and deposits	-	(858)
Other current assets	-	2,500
Accounts payable	(8,643)	47,807
Accounts payable - minority stockholder	-	24,381
Accrued expenses	23,340	99,909
Other liabilities	-	(9,223)
Net cash flows used in operating activities	(7,790)	(17,044)

Cash flows from financing activities:
Proceeds from (payments to) officer/stockholder convertible notes payable	3,746	(6,500)
Proceeds from issuance of convertible note payable - third party	-	30,000
Increase (decrease) in due to officers	(3,578)	53
Principal payments on capital lease obligations	-	(2,249)
Net cash flows provided by financing activities	168	21,304

Net change in cash and cash equivalents	(7,622)	4,260

Cash and cash equivalents, beginning of period	8,169	5,236

Cash and cash equivalents, end of period	$547	$9,496

Supplemental disclosure of non-cash investing activities

Beneficial conversion feature related to convertible note payable	$-	$30,000

Conversion of accrued officer salary to common stock	$-	$96,384

Conversion of convertible notes payable	$30,000	$300,000

Conversion of accrued interest	$6,624	$-

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2012 and 2011

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Webdigs, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended October 31, 2011. See also Note 9, Subsequent Events.

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

After our sale of the Webdigs tradename on March 16, 2012, all of the Company’s remaining real estate brokerage operations are operated under the name of Red Bear Realty. The Company offers rebates to its customers of up to 1% of the sales price of the home they purchase through us and offers listing services below the price of traditional full-service brokerages as well.  We do not mandate that our real estate agents charge a pre-determined price for listing a seller’s home, but believe that all of our agents offer listings to their customers for less than other traditional brokerages, who we believe most often charge 5-7% for listing services.

Basis of Consolidation

The consolidated financial statements for the three and six month periods ended April 30, 2012 and 2011 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the wholly-owned subsidiary of Iggyshouse.com, Inc which has no current activity.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2012 and 2011

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance against its net deferred tax assets as of April 30, 2012 and October 31, 2011 because realization of those assets is not more likely than not.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at April 30, 2012 and October 31, 2011.

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the six months ended April 30, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

3	GOING CONCERN

The Company has continued to incur operating losses for the six months ended April 30, 2012. At April 30, 2012, the Company reports a negative working capital position of $1,479,357, and an accumulated deficit of $7,368,185. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

Operations have been significantly reduced. The Company has been exploring other strategic alternatives and on April 3, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. Upon the closing of this transaction, which has not occurred yet, Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 would be in control of the Company and potential future operations have not been fully determined at this time.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2012 and 2011

4	CONVERTIBLE NOTES PAYABLE

In November 2010, the Company entered into a $30,000 convertible loan agreement with a private investor which had a maturity date of June 30, 2012. The loan accrued interest at a simple interest rate of 12% per annum. For the six months ended April 30, 2012 and 2011, the Company incurred $3,164 and $1,660 of interest expense in connection with this note.

The lender had the option to convert the note into the Company’s common stock at a price of $0.01 per share. Since the permitted conversion price was lower than the $.02 market price of the Company’s shares at the time of the loan agreement, the Company recognized and capitalized a beneficial conversion feature charge of $30,000 and amortized the charge over the life of the loan using the effective interest method. The Company recognized a beneficial conversion amortization charge to interest expense of $12,632 and $7,895 for the six months ended April 30, 2012 and 2011, respectively.

On April 3, 2012, the $30,000 note and accrued interest of $6,624 was converted into 3,662,400 shares of common stock.

5	SHARE-BASED COMPENSATION

Stock Options

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award. Total stock-option compensation expense included in the Company's consolidated statements of operations for the six months ended April 30, 2012 and 2011 was $0 and $1,040, respectively. This expense is included in general and administrative expense. The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the six months ended April 30, 2012 and 2011.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2012 and 2011

5	SHARE-BASED COMPENSATION (continued)

Stock Options (continued)

The following is a summary of stock option activity for the six months ended April 30, 2012:

				Weighted
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	options	exercise	value	(years)
Outstanding at October 31, 2011	800,000	$0.25	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at April 30, 2012	800,000	$0.25	$-	1.38
Exercisable at April 30, 2012	800,000	$0.25	$-	1.38

The aggregate intrinsic value in the table above represents the difference between the closing stock price on April 30, 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on April 30, 2012.  There were no options exercised during the six months ended April 30, 2012 and 2011.

6	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s principal advertising agency/website developer was owed $615,264 at April 30, 2012 and October 31, 2011. The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at April 30, 2012. For the six months ended April 30, 2012 and 2011, the Company incurred $0 and $24,481 in services and rent from this related party, respectively.

Due to Officers

As of April 30, 2012 and October 31, 2011, the Company was indebted to its officers for amounts totaling $0 and $3,578, respectively, for unreimbursed business expenses. All of the indebtedness represented non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

During the year ended October 31, 2010, the Company borrowed $355,500 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%. At April 30, 2012 and October 31, 2011, the balances due under this note were $241,825 and $243,079, respectively. The note is currently convertible into the Company’s common stock at $0.01 per share. For the three and six months ended April 30, 2012, the Company incurred $5,950 and $11,900 of interest expense in connection with this note. For the three and six months ended April 30, 2011, the Company incurred $14,701 and $25,788 of interest expense in connection with this note. Accrued interest included in accrued expenses due under the note as of April 30, 2012 and October 31, 2011 was $106,663 and $91,962, respectively. The accrued interest is also convertible into the Company’s common stock at $0.01 per share.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2012 and 2011

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended April 30, 2012 and 2011, respectively. The calculation has been retrospectively adjusted for the 1 for 200 reverse split which occurred on May 17, 2012.

	Three months ended		Six months ended
	April 30		April 30
	2012	2011	2012	2011
Basic earnings per share calculation:
Net loss to common shareholders	$(7,655)	$(138,465)	$(30,119)	$(261,714)
Weighted average of common shares outstanding	370,669	278,327	367,892	222,656
Basic net loss per share	$(0.02)	$(0.50)	$(0.08)	$(1.18)

Diluted earnings per share calculation:
Net loss to common shareholders	$(7,655)	$(138,465)	$(30,119)	$(261,714)
Weighted average of common shares outstanding	370,669	278,327	367,892	222,656
Stock options (1)	-	-	-	-
Stock warrants (2)	-	-	-	-
Convertible notes payable - officer/stockholder (3)	-	-	-	-
Convertible note payable (4)	-	-	-	-
Diluted weighted average common shares outstanding	370,669	278,327	367,892	222,656
Diluted net loss per share	$(0.02)	$(0.50)	$(0.08)	$(1.18)

(1)	The dilutive effect of stock options in the above table excludes 4,000 and 4,000 of underlying options for the three and six months ended April 30, 2012 and 2011, respectively, as they would be anti-dilutive to our net loss for those periods.
(2)	The dilutive effect of stock warrants in the above table excludes 1,000 of underlying warrants for the three and six months ended April 30, 2011 as they would be anti-dilutive to our net loss for those periods.

WEBDIGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2012 and 2011

7	BASIC AND DILUTED EARNINGS PER SHARE (continued)

(3)	The dilutive effect of potential convertible notes and accrued interest equivalent to 176,744 and 149,856 shares related to the convertible promissory note from the Company’s CEO for the three and six months ended April 30, 2012 and 2011, respectively, have been excluded as they would be anti-dilutive to our net losses for each of the periods.

(4)

The dilutive effect of a potential convertible note equivalent to 15,830 shares related to a convertible promissory note as of for the three and six months ended April 30, 2011, respectively, has been excluded as it would be anti-dilutive to our net loss for those periods. This Note was converted during the three and six months ended April 30, 2012 and the shares issued are included.

8	TRADEMARK SALE

On March 16, 2012, the Company sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets had a cost basis of zero and were held in Webdigs, LLC.  The assets included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. In Connection with this transaction, Robert Buntz, CEO purchased the royalty agreement from the Company in exchange for a principal reduction of his loan to the Company of $5,000.

9	SUBSEQUENT EVENTS

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

On March 16, 2012, the Company sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets, which were held in Webdigs, LLC, included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. Also included in this transaction was a royalty agreement for which Fiontrai II paid $1,000.00 (part of the total $15,000). On March 17, 2012, Robert Buntz, CEO, purchased the royalty agreement from the Company in exchange for a principal reduction of his loan to the Company of $5,000.00.

On April 3, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. Upon the closing of this transaction, which has not occurred yet, Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 would be in control of the Company and potential future operations have not been fully determined at this time.

The Company has been offering limited real estate brokerage services under the trade name “Red Bear Realty” since the sale of the Webdigs technology and brand.

Please see Note 9, Subsequent Events, for other recent developments.

Results of Operation

For the three month periods ended April 30, 2012 and 2011

For the quarter ended April 30, 2012 our net revenue decreased by 76% to $26,319 from $110,963 for the same period in 2011.  The decrease in revenue is due to the fall off in business.  Our operating income for the three months ended April 30, 2012 was $9,955 compared to a loss of $122,194 for the comparable three month period ended April 30, 2011.  In that we reduced significantly reduced expenses in our operations, we did not expect to have significant losses or profits for the first quarter.

Selling expenses decreased by 71% from $66,594 for the three months ended April 30, 2011 to $19,327 for the same period this year.  The most significant selling expense decreases come from a decrease in sales commissions due to lower sales.  During the three months ended April 30, 2012, we reduced operations and our CEO was the only remaining real estate agent.

General and administrative spending was down by $112,460 (($794) for the quarter ended April 30, 2012 versus $111,666 for the same period last year).   The primary factor in our general and administrative expense reduction was the reduction of operating costs due to no longer paying salaries for our CEO and CFO.

Our intangible asset base has shrunk considerably during our year ended October 31, 2011.  This accounts for the major decrease in amortization charges from $20,771 for the three months ended April 30, 2011 to $0 for the current three months ended April 30, 2012. We had no remaining intangible assets as of October 31, 2011.

During the three months ended April 30, 2012, we sold the “Webdigs” domain name, technology and certain trademarks to Fiontrai II, LLC for $15,000. Additionally, this sale transaction included a royalty agreement on potential future technology sales by Fiontrai which in turn was sold to Robert Buntz (CEO) for $5,000. There was no cost basis for these assets.

We incurred interest costs of $17,610 in the quarter ended April 30, 2012 compared to $16,271 for the three months ended April 30, 2011.  Of the interest expense, all relates to a convertible note from our CEO and a $30,000 convertible note that was converted during the current quarter ended April 30, 2012.

For the six month periods ended April 30, 2012 and 2011

For the six months ended April 30, 2012 our net revenue decreased by 61% to $90,561 from $230,145 for the same period in 2011.  The decrease in revenue is due to the fall off in business.  Our operating profit (loss) for the six months ended April 30, 2012 was $379 compared to $(226,126) for the comparable six month period ended April 30, 2011.  In that we drastically reduced operations, we did not expect to have significant losses or profits for the year to date.

Selling expenses decreased by 52% to $67,998 for the six months ended April 30, 2012 from $142,513 for the same period this year.  The most significant selling expense decreases come from a decrease in sales commissions due to lower sales.  During the six months ended April 30, 2012, we drastically reduced operations and our CEO was the only remaining real estate agent.

General and administrative spending was down by $182,973 ($15,288 for the six months ended April 30, 2012 versus $198,261 for the same period last year).   The primary factor in our general and administrative expense reduction was the reduction of operating costs due to no longer paying salaries for our CEO and CFO.

Our intangible asset base has shrunk considerably during our year ended October 31, 2011.  This accounts for the major decrease in amortization charges from $59,189 for the six months ended April 30, 2011 to $0 for the current six months ended April 30, 2012. We had no remaining intangible assets as of October 31, 2011.

We incurred interest costs of $30,498 in the six months ended April 30, 2012 compared to $35,588 for the six months ended April 30, 2011.  Of the interest expense, all relates to a convertible note from our CEO and a $30,000 convertible note that was converted during the current quarter ended April 30, 2012.

Assets and Employees; Research and Development

We do not anticipate purchasing any equipment or other assets in the near term nor do we anticipate staffing changes at our corporate office.

Liquidity and Capital Resources; Anticipated Financing Needs

As of April 30, 2012, we had $547 of cash and cash equivalents and current liabilities of $1,479,904.  There are no significant changes in liabilities versus October 31, 2011.

We used $7,790 of cash in operating activities during the six months ended April 30, 2012 compared to $17,044 for the six months ended April 30, 2011.  Cash used in operations for the six months ended April 30, 2012 included a net loss of $35,119 which was partially offset by $12,632 of non-cash expenses for amortization of debt discount related to a beneficial conversion feature.    For the six months ended April 30, 2012, we were able to defer payments of some expenses and we had minimal operations during the quarter.

For the six months ended April 30, 2012 and 2011, we did not use any cash flows in investing activities.

In total, financing activities provided $168 and $21,304 for the six month periods ended April 30, 2012 and 2011, respectively. We received $30,000 in proceeds from a convertible note in November 2010.  Partially offsetting the proceeds from this note was a net reduction in principal balance due our CEO on his convertible note of $6,500.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of April 30, 2012 and October 31, 2011 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at April 30, 2012 and October 31, 2011.

Commissions and Fees Receivable. Real estate commissions and fees receivable are recorded at the amount the Company expects to collect from real estate transactions closed. These receivables represent brokerage commission balances due the Company from clients or listing real estate brokerages and usually are settled within 1 to 10 days after closing.

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the six months ended April 30, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Going Concern

The Company has continued to incur operating losses for the six months ended April 30, 2012. At April 30, 2012, the Company reports a negative working capital position of $1,479,357, and an accumulated deficit of $7,368,185. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

Operations have been significantly reduced. The Company has been exploring other strategic alternatives and on April 3, 2012, the Company entered into a share exchange agreement (See Note 3 for further information).

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

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2011, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of April 30, 2012, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 30, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2011 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

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

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer June 19, 2012

/s/ Edward Wicker
Edward Wicker
Chief Financial Officer June 19, 2012

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

