Form 10-Q/A
period 2012-04-30
WEBDIGS INC
filed 2012-06-28
CIK 1430523

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

EXPLANATORY NOTE

Webdigs, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, which was originally filed on June 19, 2012 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended April 30, 2012.

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

2

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

* Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012.

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer June 28, 2012
/s/ Edward Wicker
Edward Wicker
Chief Financial Officer June 28, 2012

3

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

* Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012.

** Furnished herewith

4