Form 10-Q
period 2012-07-31
WEBDIGS INC
filed 2012-09-14
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended JULY 31, 2012

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from _______ to _______

Commission File Number 0-53359

WEBDIGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

As of September 15, 2012 there were 383,651 shares of the issuer’s common stock, $0.001 par value, outstanding. This takes into account the 1 for 200 reverse stock split which occurred on May 17, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

WEBDIGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTH

PERIODS ENDED JULY 31, 2012 AND 2011

1

WEBDIGS, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5

WEBDIGS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31	October 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80	$8,169

Total current assets	80	8,169

Total assets	$80	$8,169

LIABILITIES
Current liabilities:
Accounts payable	$105,415	$149,956
Accounts payable - minority stockholder	615,264	615,264
Due to officers	-	3,578
Convertible notes payable to officer/stockholder	241,825	243,079
Convertible note payable, net of discount	-	17,368
Accrued expenses:
Professional fees	30,000	24,000
Payroll and commissions	344,089	344,614
Interest	113,071	95,422
Other liabilities	750	750

Total current liabilities	1,450,414	1,494,031

Total liabilities	1,450,414	1,494,031
STOCKHOLDERS' DEFICIT
Stockholders' deficit:
Common stock - $.001 par value; 625,000 shares authorized as common stock and an additional 625,000 shares designated as common or preferred stock; 383,651 and 365,176 common shares issued and outstanding at July 31, 2012 and October 31, 2011	383	365
Treasury stock - $.001 par value: 4,818 shares held in treasury as of July 31, 2012 and October 31, 2011 at cost	(240,907)	(240,907)
Additional paid-in capital	6,124,352	6,087,746
Accumulated deficit	(7,334,162)	(7,333,066)

Total stockholders' deficit	(1,450,334)	(1,485,862)

Total liabilities and stockholders' deficit	$80	$8,169

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Gross revenues	$-	$117,247	$90,561	$347,392
Less: customer rebates and third-party agent commissions	-	(35,999)	(26,896)	(92,307)

Net revenue	-	81,248	63,665	255,085

Operating expenses:
Selling	(14,781)	56,372	53,217	198,885
General and administrative	(11,700)	101,939	3,588	300,200
Amortization of intangible assets	-	18,682	-	77,871
Gain on sale of Webdigs intangible assets	(8,950)	-	(28,950)	-

Total operating expenses	(35,431)	176,993	27,855	576,956

Operating income (loss)	35,431	(95,745)	35,810	(321,871)

Other expenses:
Other income (expense)		300		300
Interest expense	(6,408)	(12,745)	(36,906)	(48,333)

Total other expense	(6,408)	(12,445)	(36,906)	(48,033)

Net income (loss) before income taxes	29,023	(108,190)	(1,096)	(369,904)

Income tax provision	-	-	-	-

Net income (loss)	$29,023	$(108,190)	$(1,096)	$(369,904)

Net income (loss) per common share - basic	$0.08	$(0.30)	$(0.00)	$(1.37)

Net income (loss) per common share - diluted	$0.06	$(0.30)	$(0.00)	$(1.37)

Weighted average common shares outstanding - basic	383,651	365,176	377,384	270,162

Weighted average common shares outstanding - diluted	561,099	365,176	377,384	270,162

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	July 31
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,096)	$(369,904)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	-	8,694
Amortization of intangible assets	-	77,871
Amortization of discount for beneficial conversion feature on convertible debt	12,632	12,632
Share-based compensation	-	1,560
Gain on sale of royalty agreement to CEO	(5,000)	-
Changes in operating assets and liabilities:
Commissions and fees receivable	-	4,669
Prepaid expenses and deposits	-	(2,954)
Other current assets	-	5,583
Accounts payable	(44,541)	53,862
Accounts payable - minority stockholder	-	31,556
Accrued expenses	29,748	158,604
Other liabilities	-	(13,533)
Net cash flows used in operating activities	(8,257)	(31,360)

Cash flows from financing activities:
Proceeds from (payments to) officer/stockholder convertible notes payable	3,746	12,224

Proceeds from issuance of convertible note payable - third party	-	30,000
Increase (decrease) in due to officers	(3,578)	(2,251)
Principal payments on capital lease obligations	-	(3,412)
Net cash flows provided by financing activities	168	36,561

Net change in cash and cash equivalents	(8,089)	5,201

Cash and cash equivalents, beginning of period	8,169	5,236

Cash and cash equivalents, end of period	$80	$10,437

Supplemental cash flow information

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing activities

Beneficial conversion feature related to convertible note payable	$-	$30,000

Conversion of accrued officer salary to common stock	$-	$96,384

Conversion of convertible notes payable	$30,000	$300,000

Conversion of accrued interest	$6,624	$-

The accompanying notes are an integral part of these consolidated financial statements

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2012 and 2011

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

After our sale of the Webdigs tradename on March 16, 2012 and our sale of domain names connected with mlsdirect.com on May 7, 2012, all of the Company’s remaining real estate brokerage operations, which are limited at this time, are operated under the name of Red Bear Realty. The Company offers rebates to its customers of up to 1% of the sales price of the home they purchase through us and offers listing services below the price of traditional full-service brokerages as well.  We do not mandate that our real estate agents charge a pre-determined price for listing a seller’s home, but believe that all of our agents offer listings to their customers for less than other traditional brokerages, who we believe most often charge 5-7% for listing services.

Basis of Consolidation

The consolidated financial statements for the three and nine month periods ended July 31, 2012 and 2011 include the accounts of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the wholly-owned subsidiary of Iggyshouse.com, Inc which has no activity.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months Ended July 31, 2012 and 2011

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has recorded a full valuation allowance against its net deferred tax assets as of July 31, 2012 and October 31, 2011 because realization of those assets is not more likely than not.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at July 31, 2012 and October 31, 2011.

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the nine months ended July 31, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

3	GOING CONCERN

The Company has continued to incur operating losses for the nine months ended July 31, 2012. At July 31, 2012, the Company has limited, ongoing real estate operations, and reports a negative working capital position of $1,450,334, and an accumulated deficit of $7,334,162. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

Operations have been drastically reduced. The Company has been exploring other strategic alternatives and on April 3, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. Upon the closing of this transaction, which has not occurred yet, Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 would be in control of the Company and potential future operations have not been fully determined at this time. This transaction has not closed at the time of this filing.

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months Ended July 31, 2012 and 2011

4	CONVERTIBLE NOTES PAYABLE

In November 2010, the Company entered into a $30,000 convertible loan agreement with a private investor which had a maturity date of June 30, 2012. The loan accrued interest at a simple interest rate of 12% per annum. For the nine months ended July 31, 2012 and 2011, the Company incurred $3,164 and $2,560 of interest expense in connection with this note.

The lender had the option to convert the note into the Company’s common stock at a price of $2.00 per share. Since the permitted conversion price was lower than the $4.00 market price of the Company’s shares at the time of the loan agreement, the Company recognized and capitalized a beneficial conversion feature charge of $30,000 and amortized the charge over the life of the loan using the effective interest method. The Company recognized a beneficial conversion amortization charge to interest expense of $12,632 and $12,632 for the nine months ended July 31, 2012 and 2011, respectively.

On April 3, 2012, the $30,000 note and accrued interest of $6,624 was converted into 18,312 shares of common stock.

5	SHARE-BASED COMPENSATION

Stock Options

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award. Total stock-option compensation expense included in the Company's consolidated statements of operations for the nine months ended July 31, 2012 and 2011 was $0 and $1,560, respectively. This expense is included in general and administrative expense. The compensation expense had less than a $0.01 per share impact on the basic loss per common share for the nine months ended July 31, 2012 and 2011.

The following is a summary of stock option activity for the nine months ended July 31, 2012:

				Weighted average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual term
	options	exercise price	value	(years)
Outstanding at October 31, 2011	4,000	$50.00	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at July 31, 2012	4,000	$50.00	$-	1.13
Exercisable at July 31, 2012	4,000	$50.00	$-	1.13

The aggregate intrinsic value in the table above represents the difference between the closing stock price on July 31, 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on July 31, 2012.  There were no options exercised during the nine months ended July 31, 2012 and 2011.

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months Ended July 31, 2012 and 2011

6	RELATED PARTY TRANSACTIONS

Accounts Payable – Minority Stockholder

The Company’s former principal advertising agency/website developer was owed $615,264 at July 31, 2012 and October 31, 2011. The two principals of this advertising company are also minority stockholders in the Company – holding approximately 1.6% of the Company’s outstanding shares at July 31, 2012. For the nine months ended July 31, 2012 and 2011, the Company incurred $0 and $35,361 in services and rent from this related party, respectively.

Due to Officers

As of July 31, 2012 and October 31, 2011, the Company was indebted to its officers for amounts totaling $0 and $3,578, respectively, for unreimbursed business expenses. All of the indebtedness represented non-interest bearing payables due on demand.

Convertible Note Payable – Officer/Stockholder

During the year ended October 31, 2010, the Company borrowed $355,500 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%. At July 31, 2012 and October 31, 2011, the balances due under this note were $241,825 and $243,079, respectively. The note is currently convertible into the Company’s common stock at $2.00 per share. For the three and nine months ended July 31, 2012, the Company incurred $6,408 and $18,308 of interest expense in connection with this note. For the three and nine months ended July 31, 2011, the Company incurred $7,025 and $48,005 of interest expense in connection with this note. Accrued interest included in accrued expenses due under the note as of July 31, 2012 and October 31, 2011 was $113,071 and $91,962, respectively. The accrued interest is also convertible into the Company’s common stock at $2.00 per share.

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months Ended July 31, 2012 and 2011

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended July 31, 2012 and 2011, respectively. The calculation has been retrospectively adjusted for the 1 for 200 reverse split which occurred on May 17, 2012.

	Three months ended		Nine months ended
	July 31		July 31
	2012	2011	2012	2011
Basic earnings per share calculation:
Net loss to common shareholders	$29,023	$(108,190)	$(1,096)	$(369,904)
Weighted average of common shares outstanding	383,651	365,176	377,384	270,162
Basic net loss per share	$0.08	$(0.30)	$0.00	$(1.37)

Diluted earnings per share calculation:
Net loss to common shareholders	$35,431	$(108,190)	$(1,096)	$(369,904)
Weighted average of common shares outstanding	383,651	365,176	377,384	270,162
Stock options (1)	-	-	-	-
Stock warrants (2)	-	-	-	-
Convertible notes payable – officer / stockholder (3)	177,448	-	-	-
Convertible note payable (4)	-	-	-	-
Diluted weighted average common shares outstanding	561,099	365,176	377,384	270,162
Diluted net loss per share	$0.06	$(0.30)	$0.00	$(1.37)

WEBDIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months Ended July 31, 2012 and 2011

7	BASIC AND DILUTED EARNINGS PER SHARE (continued)

(1)	The dilutive effect of stock options in the above table excludes 4,000 of underlying options for the nine months ended July 31, 2012 and the three and nine months ended July 31, 2011, respectively, as they would be anti-dilutive to our net loss for those periods. For the three months ended July 31, 2012, the 4,000 options would not be common stock equivalents under the treasury method.

(2)	The dilutive effect of stock warrants in the above table excludes 1,000 of underlying warrants for the three and nine months ended July 31, 2011 as they would be anti-dilutive to our net loss for those periods.

(3)	The dilutive effect of potential convertible notes and accrued interest equivalent to 177,448 for the nine months ended July 31, 2012 and 149,856 shares for the three and nine months ended July 31, 2011 related to the convertible promissory note from the Company’s CEO have been excluded as they would be anti-dilutive to our net losses for each of the periods.

(4)	The dilutive effect of a potential convertible note equivalent to 15,830 shares related to a convertible promissory note as of for the three and nine months ended July 31, 2011, respectively, has been excluded as it would be anti-dilutive to our net loss for those periods. This Note was converted during the three and nine months ended July 31, 2012 and the shares issued are included.

8	TRADEMARK SALE

On March 16, 2012, the Company sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000 in cash. These assets had a cost basis of zero.  The assets included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. In connection with this transaction, Robert Buntz, CEO purchased the royalty agreement from the Company in exchange for a principal reduction of his loan to the Company of $5,000.

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

Our third brand was theMLSDirect.com, which was offered for a $299 fixed price six month MLS listing, utilizing our participating licensed real estate brokers, to consumers not wishing to engage the services of a listing real estate agent charging a commission. On May 7, 2012, we transferred ownership of TheMLSDirect.com and associated domain names previously acquired from Tracy Johnson, back to Tracy Johnson in consideration of all monies owed to Mr. Johnson by the company totaling $8,950.

Our business continues to lack the revenue required to operate with positive cash flow and thus, we ultimately sold our Webdigs brand name, technology and other certain assets on March 16, 2012 as well as our MLSdirect.com trade name on May 7, 2012.

On March 16, 2012, the Company sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. Also included in this transaction was a royalty agreement for which Fiontrai II paid $1,000.00 (part of the total $15,000). On March 17, 2012, Robert Buntz, CEO, purchased the royalty agreement from the Company in exchange for a principal reduction of his loan to the Company of $5,000.00.

On April 3, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. Upon the closing of this transaction, which has not occurred yet, Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 would be in control of the Company and potential future operations have not been fully determined at this time. This transaction has not closed at the time of this filing.

On May 7, 2012, we transferred ownership of TheMLSDirect.com and associated domain names previously acquired from Tracy Johnson, back to Tracy Johnson in consideration of all monies owed to Mr. Johnson by the company totaling $8,950.

On May 17, 2012, the Company affected a 1 for 200 reverse stock split. The Company retrospectively restated the outstanding shares for the earnings per share calculation and the balance sheet has not been restated as of October 31, 2011.

The Company has been offering limited real estate brokerage services under the trade name “Red Bear Realty” since the sale of the Webdigs technology and brand.

Results of Operation

For the three month periods ended July 31, 2012 and 2011

For the quarter ended July 31, 2012 our net revenue decreased to $0 from $117,247 for the same period in 2011.  The decrease in revenue is due to the fall off in business.  Our operating income for the three months ended July 31, 2012 was $35,431 compared to a loss of $95,745 for the comparable three month period ended July 31, 2011.  In that we reduced significantly reduced expenses in our operations, we did not expect to have significant losses or profits for the current quarter except for the write-off of $43,040 of accounts payables which were not going to be paid due to being legally relinquished by the vendors.

Selling expenses decreased from $56,372 for the three months ended July 31, 2011 to $(14,781) for the same period this year.  The most significant selling expense decreases came from the write-off of certain aged payables and a decrease in sales commissions due to no sales for the period.  During the three months ended July 31, 2012, we reduced operations to one Broker and 2 real estate agents.

General and administrative spending was down by $113,639 (($11,700) for the quarter ended July 31, 2012 versus $101,939 for the same period last year).   The primary factor in our general and administrative expense reduction was the reduction of operating costs due to no longer paying salaries for our CEO and CFO.  General and administrative expenses for the three months ended July 31, 2012 were reduced by accounts payables totaling $12,994 which were not going to be paid due to being legally relinquished by the vendors.

During the quarter ended July 31, 2012, the Company also recorded a gain of $8,950 for the transferring of ownership of a website and associated domain names in consideration of accounts payable owed to the purchaser.

Our intangible asset base has shrunk considerably during our year ended October 31, 2011.  This accounts for the major decrease in amortization charges from $18,682 for the three months ended July 31, 2011 to $0 for the current three months ended July 31, 2012. We had no remaining intangible assets as of October 31, 2011.

We incurred interest costs related to a convertible note from our CEO of $6,408 in the quarter ended July 31, 2012 compared to $12,745 for the three months ended July 31, 2011.

For the nine month periods ended July 31, 2012 and 2011

For the nine months ended July 31, 2012 our net revenue decreased by 74% to $90,561 from $347,392 for the same period in 2011.  The decrease in revenue is due to a significant fall off in business.  Our operating income for the nine months ended July 31, 2012 was $35,810 compared to an operating loss of $321,871 for the comparable nine month period ended July 31, 2011.  In that we drastically reduced operations, we did not expect to have significant losses or profits for the year to date except for the write-off of certain aged payables as previously noted and the gain being recognized in the sale of Webdigs and TheMLSDirect.com websites.

Selling expenses decreased by 73% to $53,217 for the nine months ended July 31, 2012 from $198,885 for the same period this year.  The most significant selling expense decreases come from a decrease in sales commissions due to lower sales and write-offs of certain aged payables.  During the nine months ended July 31, 2012, we drastically reduced operations and our CEO was the only remaining real estate agent.

General and administrative spending was down by $296,612 ($3,588 for the nine months ended July 31, 2012 versus $300,200 for the same period last year).   The primary factor in our general and administrative expense reduction was the reduction of operating costs due to no longer paying salaries for our CEO and CFO. General and administrative expenses for the nine months ended July 31, 2012 were reduced by expenses written off per Minnesota statutes.

During the nine months ended July 31, 2012, the Company recorded a gain of $28,950 for the sale of the Webdigs website and associated domain names and assets related to TheMLSdirect.com.

Our intangible asset base has shrunk considerably during our year ended October 31, 2011.  This accounts for the major decrease in amortization charges from $77,871 for the nine months ended July 31, 2011 to $0 for the current nine months ended July 31, 2012. We had no remaining intangible assets as of October 31, 2011.

We incurred interest costs of $36,906 in the nine months ended July 31, 2012 compared to $48,333 for the nine months ended July 31, 2011.  Of the interest expense, all relates to a convertible note from our CEO and a $30,000 convertible note that was converted during the quarter ended April 30, 2012.

Assets and Employees; Research and Development

We do not anticipate purchasing any equipment or other assets in the near term nor do we anticipate staffing changes at our corporate office.

Liquidity and Capital Resources; Anticipated Financing Needs

As of July 31, 2012, we had $80 of cash and cash equivalents and current liabilities of $1,450,414.  There are no significant changes in liabilities versus October 31, 2011.

We used $8,257 of cash in operating activities during the nine months ended July 31, 2012 compared to $31,360 for the nine months ended July 31, 2011.  Cash used in operations for the nine months ended July 31, 2012 included a net loss of $1,096 which was offset by $12,632 of non-cash expenses for amortization of debt discount related to a beneficial conversion feature.    For the nine months ended July 31, 2012, we were able to defer payments of some expenses, write-off some aged payables and we had minimal operations.

For the nine months ended July 31, 2012 and 2011, we did not use any cash flows in investing activities.

In total, financing activities provided $168 and $36,561 for the nine month periods ended July 31, 2012 and 2011, respectively. We received $30,000 in proceeds from a convertible note in November 2010.  Additionally, we received $12,224 of cash proceeds from our CEO on his convertible note during the nine month period ended July 31, 2011.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of July 31, 2012 and October 31, 2011 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at July 31, 2012 and October 31, 2011.

Commissions and Fees Receivable. Real estate commissions and fees receivable are recorded at the amount the Company expects to collect from real estate transactions closed. These receivables represent brokerage commission balances due the Company from clients or listing real estate brokerages and usually are settled within 1 to 10 days after closing.

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the nine months ended July 31, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Going Concern

The Company has continued to incur operating losses for the nine months ended July 31, 2012 and currently has very little operations. At July 31, 2012, the Company reports a negative working capital position of $1,450,334, and an accumulated deficit of $7,334,162. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2011, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of July 31, 2012, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2011 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities

`

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

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

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer
September 14, 2012

/s/ Edward Wicker
Edward Wicker
Chief Financial Officer
September 14, 2012

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

