Form 10-Q/A
period 2012-07-31
WEBDIGS INC
filed 2012-10-01
CIK 1430523

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Webdigs, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, which was originally filed on September 14, 2012 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended July 31, 2012.

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

101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB XBRL Taxonomy Extension Label Linkbase Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH XBRL Taxonomy Extension Schema Document**

* Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012.

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBDIGS, INC.

/s/ Robert A. Buntz, Jr.
Robert A. Buntz, Jr.
Chief Executive Officer October 1, 2012
/s/ Edward Wicker
Edward Wicker
Chief Financial Officer October 1, 2012

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

101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB XBRL Taxonomy Extension Label Linkbase Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH XBRL Taxonomy Extension Schema Document**

* Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012.

** Furnished herewith