Form 10-K
period 2012-10-31
REALBIZ MEDIA GROUP, INC
filed 2013-02-14
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 001-34106

REALBIZ MEDIA GROUP, INC.

Formerly Webdigs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

2690 Weston Road, Suite 200 Weston, FL	33331
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 888-9779

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

☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant (non-affiliates) was approximately $32,000 as of April 30, 2012 when the last reported sales price was $0.22 per share. As of October 31, 2012, 383,651 shares of common stock were outstanding. This takes into account the 1 for 200 reverse stock split which occurred on May 17, 2012

Realbiz Media Group, Inc.

Form 10-K

PART I

ITEM 1. BUSINESS

Overview of our Business and its History

On April 4, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. At the closing of this transaction Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc. As a result, Next 1 is in control of the Company and potential future operations have not been determined at this time.

On October 9, 2012, RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (our “Company”), and Next 1 Interactive, Inc., a Nevada corporation (“Next 1”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché in turn owns approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Company’s receipt of the Attaché shares from Next 1, our Company issued to Next 1 a total of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock”). The exchange of Attaché shares in exchange for our Series A Stock is referred to as the “Exchange Transaction.”

Coincident with the closing of the Exchange Transaction, we converted all of our outstanding debt, payables and liabilities owed to Robert A. Buntz, Jr. (“Buntz”) and Edward Wicker (“Wicker”) into an aggregate of 7 million shares of Series A Stock. Specifically, Buntz received 5,983,600 shares of Series A Stock upon his conversion of approximately $401,498 in liabilities we owed him, and Wicker received 1,016,400 shares of Series A Stock upon his conversion of approximately $53,356 in liabilities we owed him. Buntz was, and remains after the Exchange Transaction, a director of our Company and our Chief Executive Officer. At the closing of the Exchange Transaction, Wicker resigned his position as a director of our Company and as our Chief Financial Officer.

As a condition to the closing of the Exchange Transaction, our Company changed its name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.” on October 3, 2012, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

As a result of the Exchange Transaction and the conversion of liabilities referred to above, the shareholders of our Company before the Exchange Transaction retained approximately 365,176 shares of common stock (after giving effect to a reverse split effected as of May 3, 2012), representing approximately ..364% of our issued and outstanding shares of capital stock (both common and preferred) immediately after the Exchange Transaction. Unless otherwise indicated, all common share figures set forth in this Current Report are on a post-split basis.

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

We believe the technological developments in the real estate market and the increased amount of information available to and used by ordinary consumers appear to be circumstances that are similar to those developments that eventually gave rise to the non-traditional stock brokerages which have intruded upon the market dominance of traditional stock brokerages over the past two decades. For example, we note that the non-traditional stock brokerages developed their services and products to compete primarily on the bases of price, consumer effort and technology. Their websites, such as TD Ameritrade or e-Trade, provide not only trading capacity for the average consumer, but also a tremendous amount of information about companies. In this regard, we note that there has recently been a proliferation of various Internet-related real estate businesses that seek to provide either specific and limited services or information relating to residential real estate transactions (e.g., ForSaleByOwner.com, BuyOwner.com, Trulia.com and Zillow.com). Like the non-traditional stock brokerages, these businesses typically rely on consumer effort, technology and price as the bases for competition. This is the model Webdigs has based its business practices on.

Our Business Model, Products and Services

RealBiz has positioned itself in the following three areas summarized here and explained in more detail below:

1.	Real Estate Video on Demand Channel – We earn fees from pre-roll/post-roll advertising, banner ads and cross-market advertising promotions. We charge an $89 listing and marketing fee, and earn revenue from web-based and mobile advertising.

2.	Website and Mobile Applications – We are developing a real estate web portal to work in conjunction with our national Video on Demand (VOD) Television Platform. This site will be unique to the world of real estate search sites on multiple levels, first the user experience will be completely visual and video centric, secondly, the site will focus on local neighborhood participation for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood and lastly the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

3.	Traditional Real Estate Sales – Our previous company, Webdigs, had licensed real estate brokerage division currently has participating brokers in 19 states. We believe there are potential opportunities to take advantage of an improving real estate market, and will be able to capture leads from a new television series “Foreclosure 2 Fabulous” which we expect will launch to over 100 million homes in the fall or winter of 2012.

Real Estate On Demand

General

For the real estate video on demand area (“VOD”), we plan to market the approximately 120,000 “premium VOD TV residential home listings” as well as incorporate approximately over 4.5 million Multiple Listing Service (“MLS”) home listings from all major U.S. cities, with video on demand and interactive capabilities for users of our real estate website. We expect that this new interactive real estate tool may create direct referral fees, advertising fees and possibly even mortgage financing revenue for our Company.

We recognize that in the U.S. most consumers research the buying of a home through newspapers, magazines, the Internet and television. Only after the search has been narrowed down does the average consumer look to find a real estate agent. The VOD solution allows the consumer to view, in high quality video, local listings and specialty properties (oceanfront properties, mountain homes, farms, senior communities, etc.) through their television with just a click of the remote control. This familiar television environment is especially targeted at the baby boomer and over-40 demographic that, in many cases, are more comfortable with a remote control then they are with a mouse or touch screen. The real estate VOD solution is branded as “Home Tour Network.”Through our controlling ownership of RealBiz, we enjoy direct access to the nation's largest real estate companies.

Currently, we believe our desktop solution for virtual tours has been used by over 60,000 real estate agents and brokers.

Key Trends for VOD Advertising

We believe that the VOD market shows the strong potential for growth. An analysis by comScore, a leading digital market intelligence firm, estimated that in 2010 more people searching for real estate used or watched real estate videos, and those that used the video tools watched more of it than in previous years. The video audience grew by 32%, and time spent grew by 12%. According to Magna Global, VOD will outperform DVR in the US, reaching nearly 66 million households vs. 53 million households for DVR in 2015. In the VOD market, Comcast holds the lion’s share in terms of VOD views and revenues. With the recent acquisition of NBC Universal, Comcast will be able to serve one-fourth of the U.S pay-television households. Comcast has approximately 22.8 million cable television subscribers and 17 million high-speed Internet subscribers. The second largest cable VOD provider is Time Warner followed by COX and Charter.

New Opportunities for VOD Advertising

VOD ad platforms support a variety of advertising formats, from traditional embedded ad spots to ad overlays, bookends and even long-form, on-demand “showcase” ads that deliver information and allow some degree of interaction. We believe that an AdWords-type clickable link will be soon be able to take the viewer from a traditional advertisement to a showcase spot that gives in-depth information about a product the viewer is interested in. Reports vary widely on the percentage of viewers who use their DVRs to skip advertisements. The 2010 “U.S. Digital Year in Review,” released by comScore, suggests that as a percent of online video consumption, video ads have continued to climb. At year-end 2010, 16% of videos viewed were ads. This represents a significant increase over the estimated 12% from mid-2010 (a mere six months earlier). Marketer, a leading media research firm, estimates that U.S. online advertising spending will hit new peaks from 2011 to 2014, surpassing US$30 billion in 2012, and exceeding US$40 billion in 2014. Marketer expects that spending on marketing will bring double-digit growth to online advertising for five consecutive years.

We believe the real estate market in particular is well suited to use VOD technology for the following reasons:

•	Real estate agents and brokers generally look for more cost-effective ways to market
•	Agents that place their listings on TV have a distinct marketing advantage over agents that don’t
•	Traditional Internet websites and high-end print have become too expensive
•	Media channels focused on real estate are better able to reach the “new consumer”
•	VOD is able to deliver what potential home buyers are asking for – video of a prospective home purchase, which provides valuable information to consumers
•	Ability to target in local markets
•	VOD is able to promote both listings and brand
•	Reach out to higher demographics - Cable viewers have higher incomes, higher education and more disposable income
•	Access through their television allows consumer home seekers to easily search listing with the touch of their remote

Our VOD Solution

We believe that RealBiz is the fastest growing real estate image content management, creation and media delivery company in the United States. In addition, we believe our approach to VOD benefits from the following factors:

•	Our exclusive partnerships with several national real estate brokerage firms aimed at creating and delivering VOD Listings to TV Networks through the HomeTourNetwork
•	Our proprietary Video Ad Builder tool, which we believe is the easiest way to create promotional VOD advertisements for television
•	Our marketing partnerships, which we expect will allow us to scale our business across major U.S. markets quickly and efficiently

Home Tour Network

Home Tour Network was launched October 3, 2011 into 5 strategic cities – Los Angeles, San Diego, Washington DC, Hartford and Providence. The VOD platform allows for up to 5,000 television listings with a reach that ranges from hundreds of thousands of homes per market to over a million homes in some markets. Real estate agent’s listings are automatically converted from the industry’s largest data feed and then can easily be placed on our interactive television platform for a fee ranging from $50 to $75 per month. This is a fraction of the cost to run an advertisement in a newspaper and provides real feedback to the agent.

Home Tour Network gives the consumer what we believe to be a simple, effective and fun way to shop for real estate. The user can even “drive through neighborhoods” without ever leaving the comfort of their living room. The rich media listings are updated daily and allow consumers to simply “click their remote,” text or call to receive access to more information or speak to a licensed real estate agent. Home Tour Network website will deliver an extremely broad range of properties to look at and review – from local homes for sale, foreclosure properties and high-end luxury estates. This allows the user to be both informed and entertained. We believe that people greatly enjoy the social media, and voyeuristic window into our neighbors’ homes, and what they’re worth now.

Website and Mobile Applications

Our RealBiz business model calls for signing up more subscribing real estate agents and brokers, facilitating more mortgage originations, and selling more of highly targeted advertising that will play or be viewable in VOD home tours or on our planned video portal for real estate. Our partnerships with participating brokers and real estate firms link us into one of the largest real estate information marketplaces. Our VOD tools provide vital information about homes, real estate listings and mortgages now, but with the rollout of our own real estate website portal (anticipated in the next six months), it will also boast web and mobile applications to accompany our VOD model. Additionally, we expect that our portal will allow homeowners, potential buyers and sellers to connect with real estate and mortgage service providers. We expect that our portal will allow us to generate revenue through subscriptions, lead generation referrals (principally for mortgages, legal services, home security, etc.) and website advertising.

Traditional Real Estate Sales (Webdigs and Foreclosure 2 Fabulous)

We believe that the U.S. real estate market has passed bottom. Over the last year, home prices have increased by 3.7% since May 2011, and that annual gain was the largest yearly increase in home prices since September 2006, almost six years ago.

In the short-term, we plan to capture revenues from this market through foreclosures and real estate auctions. In recent years, the U.S. real estate industry has sustained the most significant market crash of real estate in living history. As a result, U.S. banks are holding a large foreclosure property inventory. We have recently completed two test markets for real estate auctions of foreclosure properties:

1.	Foreclosed Properties – of less than $20,000 in value; and
2.	Foreclosed Properties – in excess of $100,000 in value.

In both cases, consumer interest was extraordinary, as the viewing public appears to have interest in capturing bargains.

In May 2012, we entered into an agreement to become the realtor of record for a new television show called “Foreclosure 2 Fabulous.” The one-hour show has attracted multiple sponsors including Lowes, Florida Tourism Board, Nat King Cole Foundation and Shenandoah Kitchens. We believe the Foreclosure 2 Fabulous show will premiere in the fall or winter of 2012, with initial distribution to over millions of households. The Foreclosure 2 Fabulous show will afford RealBiz two minutes of airtime, as well as multiple promos, directing viewers to our 800 numbers, website and VOD Network. It is our intent to include a foreclosure section for our VOD channel, and to launch real estate auctions on a full-time linear network, along with distribution through VOD, Internet and smart devices.

Market and Competition

The National Association of Realtors has approximately 1.2 million members, of which we estimate roughly half are active and associated with at least one real estate brokerage firm.

Presently, Zillow is the largest independent real estate market site, as measured by homes in its database and unique visitors to its website. However, Zillow does not yet have a dominant position. Realtor.com, Trulia, Homes.com and a variety of other websites all have meaningful market share and listing information. Trulia.com for example, has about 90% of Zillow’s traffic and is growing faster, year-over-year. We believe that we can carve out a piece of this lucrative market. Google has recently exited the mortgage marketplace business, thus improving our potential competitive position.

Industry Segments

We currently operate in one primary operating segment, real estate, though video on demand and web-assisted services.

Environmental Regulation

We are not subject to environmental regulations that have a material effect upon our capital expenditures or otherwise.

Other Regulation

We are subject to governmental regulation by federal, state and local regulatory authorities with respect to our operations. We operate several Internet websites that we use to distribute information about and provide our services and content. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under the age of 13, including the federal Child Online Protection Act (COPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

Employees

The Company currently has 28 full-time and five part-time employees.

Corporate Structure and Information

Our principal offices are located at 2690 Weston Road, Suite 200, Weston, FL 33331, and our telephone number at that office is (954) 888-9779. Our website address is www.realbizmedia.com. The information contained on our website or that can be accessed through our website does not constitute part of this document.

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

Our former entity, Webdigs, began operations in July 2007 and to date has not generated a yearly profit. In addition, consolidated annual revenues remain around $1 million. As a young company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries such as residential real estate and mortgage brokerage and particularly in light of current general economic, real estate and credit market conditions.

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not achieved positive cash flow on a monthly basis during the current fiscal year ending October 31, 2012 and there is significant risk to the survival of the enterprise.

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

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Bill Kerby, CEO and Chairman, Phil Bliss, CIO, Doug Checkeris, Acting Chief Marketing Officer, Steven Marques, Chief Revenue Officer and Adam Friedman, Chief Financial Officer. If we lose the services of any of these members of management, our business would be materially and adversely affected. We have entered into a formal services and non-competition agreement with Mr. Bliss and Mr. Checkeris. Nevertheless, agreements do not ensure the continued availability to us of Mssrs. Kerby, Bliss and Checkeris or any other manager or employee. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

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

We have had net losses for the years ended October 31, 2012 and 2011 of $963,220 and $953,460 respectively. Furthermore, we had a working capital deficit as of October 31, 2012 of $2,311,736. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new business, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

We may be unable to obtain sufficient market acceptance of our services.

The market for residential real estate sales is well-established. However, the market for non-traditional residential real estate sales is relatively new, developing and even more uncertain. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for products and services are subject to tremendous uncertainty. Our future growth and financial performance will almost entirely depend upon consumers’ acceptance of our products and services. In this regard, the failure of advertisers to accept our model or the inability of our services to satisfy consumer expectations, would have a material adverse effect on our business, and could cause us to cease operations.

We rely on third parties for key aspects of the process of providing services to our customers, and any failure or interruption in the services provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including website providers and information technology vendors. Any disruption in access to the websites developed and hosted by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little or no control over all of these third-party vendors, which increases our vulnerability to problems with the services they provide.

In addition, we license technology and related databases from third parties to facilitate aspects of our website and connectivity operations. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could materially and negatively impact our relationship with our customers and adversely affect our brand and our business. It is possible that such errors, failures, interruptions or delays could even expose us to liabilities to our customers or other third parties.

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

We commenced trading on the OTC Bulletin Board on December 19, 2008 and there are currently over 300,000 shares registered and eligible for sale via the OTCQB (a market tier on the over-the-counter Pink Sheets market). To date, however, our stock has been thinly traded with some days having no shares sold. We cannot guarantee that a highly liquid market will exist in the near future.

We are required to comply with governmental regulations, which will increase our costs and could prohibit us from conducting business in certain jurisdictions.

We are subject to governmental regulation by federal, state and local regulatory authorities with respect to our real estate business. Governmental bodies may change the regulatory framework within which we intend to operate, without providing any recourse for adverse effects that the change may have on our business.

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

The National Association of Realtors, which represents real estate brokerages, has issued rules that attempt to block access of web-assisted real estate companies to the Multiple Listing System (MLS) and may adopt additional rules intended to reduce or eliminate competition from web-assisted (online) discount real estate businesses such as Realbiz. Our business is dependent upon the ability to access the MLS to be competitive. We can give no assurance that the National Association of Realtors will not be successful in preventing our access to the MLS, or that it or another organization will not be successful in adopting rules or imposing other restrictions on web-assisted real estate businesses such as Realbiz. Such adoption or imposition of regulations or restrictions would have a material adverse effect on our business.

Competition in the traditional and online residential real estate industry is intense.

The residential real estate industry is highly competitive. We believe that important competitive factors in this industry include (but are not limited to) price, service, and ease of use. We presently face competition from numerous companies engaged in traditional residential real estate marketing services and we expect online competition to increase in the future from existing and new competitors. Most of our current and potential competitors have substantially greater financial, marketing and technical resources than us, as well as significant operating histories. Accordingly, we may not be able to compete successfully against new or existing competitors. Furthermore, competition may reduce the prices we are able to charge for our services, thereby potentially lowering revenues and margins, which would likely have a material adverse effect on our results of operation and financial condition.

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

Important Note: The foregoing risks are not a complete list of all risks that do or may affect the results of operation, financial condition or business prospects of Realbiz Media Group, but do represent management’s understanding and belief of the material risks associated with the Company, its business and any investment in securities of the Company. In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this document, potential investors should keep in mind other possible risks that could be important. In sum, investors are urged to make their own evaluation of Realbiz Media Group.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 2690 Weston Road, Suite 200, Weston, FL 33331.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings. From time to time, we (or our principal operating subsidiary, RealBiz) may be named as a defendant in legal actions arising from our normal business activities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock is listed on the OTCQB under the symbol RBIZ.PK. Our stock began trading under the symbol “WBDG” on December 19, 2008 and changed to “RBIZ” on October 5, 2012. The following table shows our high and low closing prices of our common stock at the end of each quarter for the fiscal years 2012 and 2011. These stock prices below take into account the 1 for 200 reverse stock split which occurred on May 17, 2012.

Period	High Price	Low Price

Fiscal Year Ended October 31, 2012
First Quarter	$0.42	$0.24
Second Quarter	$0.32	$0.22
Third Quarter	$0.22	$0.22
Fourth Quarter	$3.00	$0.22

Fiscal Year Ended October 31, 2011
First Quarter	$4.00	$0.14
Second Quarter	$0.32	$0.16
Third Quarter	$4.00	$0.20
Fourth Quarter	$0.42	$0.42

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on October 31, 2012, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	N/A	-

Restricted Stock Plan and Stock Option equity compensation plans not approved by shareholders (1) (2)	600,000	$50.00	None

_____________________

(1)	In May 2008, the Board of Directors approved the issuance of incentive stock options totaling 600,000 shares to three of its non-employee directors, expiring in May 2013. An additional 200,000 options were granted to a new director on October 31, 2009, expiring in October 2011.
(2)	See Note 6 of the financial statements for more information on restricted stock grants.

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

Listing

Our common stock is currently traded on the OTCQB (a market tier on the over-the-counter Pink Sheets market) under the symbol RBIZ.PK.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Realbiz Media Group, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the Item 1A of this filing should be considered in evaluating our prospects and future performance.

General Overview

General Overview

On April 4, 2012, the Company entered into a share exchange agreement with Next 1 Interactive, Inc. (“Next 1”), a publicly traded company. The agreement calls for Next 1 to exchange 100% of the common shares (100,000,000) of their wholly-owned subsidiary Next One Realty, Inc., for newly issued Series A Convertible Preferred Stock of Webdigs. The Series A Convertible Preferred Stock has not yet been designated and is the subject of negotiation. At the closing of this transaction Next 1 would own, on an as-converted basis, approximately 93% of the issued and outstanding shares of Webdigs, Inc.

On October 9, 2012, RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (our “Company”), and Next 1 Interactive, Inc., a Nevada corporation (“Next 1”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché in turn owns approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Company’s receipt of the Attaché shares from Next 1, our Company issued to Next 1 a total of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock”). The exchange of Attaché shares in exchange for our Series A Stock is referred to as the “Exchange Transaction.”

Coincident with the closing of the Exchange Transaction, we converted all of our outstanding debt, payables and liabilities owed to Robert A. Buntz, Jr. (“Buntz”) and Edward Wicker (“Wicker”) into an aggregate of 7 million shares of Series A Stock. Specifically, Buntz received 5,983,600 shares of Series A Stock upon his conversion of approximately $401,498 in liabilities we owed him, and Wicker received 1,016,400 shares of Series A Stock upon his conversion of approximately $53,356 in liabilities we owed him. Buntz was, and remains after the Exchange Transaction, a director of our Company and our Chief Executive Officer. At the closing of the Exchange Transaction, Wicker resigned his position as a director of our Company and as our Chief Financial Officer.

As a condition to the closing of the Exchange Transaction, our Company changed its name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.” on October 3, 2012, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

As a result of the Exchange Transaction and the conversion of liabilities referred to above, the shareholders of our Company before the Exchange Transaction retained approximately 365,176 shares of common stock (after giving effect to a reverse split effected as of May 3, 2012), representing approximately ..364% of our issued and outstanding shares of capital stock (both common and preferred) immediately after the Exchange Transaction. Unless otherwise indicated, all common share figures set forth in this Current Report are on a post-split basis.

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

Please see Note 12, Subsequent Events, for other recent developments.

Results of Operations

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

Revenues

Our total revenues decreased 25% to $1,172,498 for the year ended October 31, 2012, compared to $1,556,970 for the year ended October 31, 2011, a decrease of $384,472. The decrease is due to reduced real estate revenue from virtual tours due to drop in available listings in a tough real estate environment.

Revenues from real estate decreased 16% to $1,125,076 for the year ended October 31, 2012, compared to $1,335,577 for the year ended October 31, 2011, a decrease of $210,501. The decrease is due to the decline of virtual tours due to drop in available listings in a tough real estate environment.

Revenues from other sources, consulting, decreased 79% to $47,422 for the year ended October 31, 2012, compared to $221,393 for the year ended October 31, 2011, a decrease of $173,971. This decrease was due to reduced real estate revenue from virtual tours due to drop in available listings in a tough real estate environment.

Cost of Revenue

Cost of revenues decreased 24% to $105,116 for year ended October 31, 2012, compared to $137,557 for the year ended October 31, 2011, a decrease of $32,441. The decrease in costs was primarily associated with the Company’s decrease in costs associated with the decrease in virtual tours due to drop in available listings in a tough real estate environment.

Operating Expenses

Our total operating expenses decreased 14% or $336,082 to $2,068,823 for the year ended October 31, 2012, compared to $2,404,905 for the year ended October 31, 2011. The decrease was primarily due to a decrease in: selling and promotional costs of $157,942, professional fees of $35,483, consulting fees of $320,002, travel and entertainment of $46,842 and dues and subscriptions of $30,030; offset by an increase in salaries and benefits of $161,051, legal and accounting fees of $30,104, rent of $7,509, telephone of $5,458, web hosting of $11,034, office expense of $16,372 and other miscellaneous operating expense of $22,688.

Other Income (Expense)

Interest income increased 19% to $38,221 for the year ended October 31, 2012, compared to $32,032 for year ended October 31, 2011, an increase of $6,189 primarily due to additional investment. Foreign exchange gains increased 299% to $38,221 for the year ended October 31, 2012, compared to loss of $19,177 for year ended October 31, 2011, an increase of $57,398 primarily due to fluctuations in the exchange rates Gain on sale of marketable securities decrease 100% to $-0- for the year ended October 31, 2012, compared to a gain of $110,552 for the year ended October 31, 2012 primarily due to no marketable securities in 2012. Other expense decreased 100% to $-0- for the year ended October 31, 2012, compared to $59,343 for year ended October 31, 2011, an decrease of $59,343 primarily due to a one time non recurring charge incurred during consolidation.

Net Loss

Net loss increased 1% to $963,220 for the year ended October 31, 2012, compared to net loss of $953,460 for the year end October 31, 2011, a decrease of $9,760 primarily due to the reduced revenue offset by reduced costs.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2012, the Company had $36,408 cash on-hand, a decrease of $74,829 from $111,237 at the start of fiscal 2012. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $45,569 for the year ended October 31, 2012, a decrease of $551,307 from $596,876 used during the year ended October 31, 2011. This decrease was due to an increase in accounts payable and accrued liabilities offset by a reduction in the gain on sale and the decrease of marketable securities and deferred revenue.

Net cash provided by financing activities decreased $463,161 to $29,260, for the year ended October 31, 2012, compared to $433,901 for the year ended October 31, 2011.  This decrease was primarily due to the decrease in payments on notes payable.

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

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition. Real estate brokerage revenues were recognized at the closing of a real estate transaction. Fees due to third party real estate agents or clients are accrued at the time of closing and treated as an offset to gross revenues.

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

Intangible Assets.

On October 9, 2012, the Company entered a Share Exchange Agreement (Note 1). The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company is the acquiree for accounting purposes. Accordingly, the Company applied push-down accounting and has recorded the intangible asset as described herein.

* The Company is in review of the facts and circumstances surrounding events to determine if the carrying amount of held-and-used identifiable amortized intangibles acquired during the October 2012 acquisition may be reallocated under the provisions of ASC 350 and ASC 805. The Company has until October 2013 (12 months) to determine the final allocations and it is studying a reallocation with more emphasis on “customer relationships and customer lists”. No amortization has been calculated based on the original allocations.

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

We conclude that, as of October 31, 2012, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.  We intend to further improve our internal controls in our current fiscal year and add additional measures to further mitigate our material internal control weaknesses as the Company grows assuming our operating funds are sufficient.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2011 have not been fully remediated.

ITEM 9B. OTHER INFORMATION

On December 21, 2012, the Board of Directors accepted Rob Buntz’s resignation as Chief Executive Officer and appointed Bill Kerby as new Chief Executive Officer of the Company. Mr. Buntz will remain as a Director. Also approved as Directors to the Board were Don Monaco, Phil Bliss and Doug Checkeris. Phil Bliss was appointed to be the Chief Information Officer, Steve Marques was appointed Chief Revenue Officer, Doug Checkeris was appointed Acting Chief Marketing Officer and Adam Friedman was appointed Chief Financial Officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Key Employees

Our Board of Directors and management team includes:

Name	Age	Position(s)	Independent Director
Bill Kerby	55	Director (Chairman), Chief Executive Officer	No
Adam Friedman	48	Chief Financial Officer	No
Donald Monaco	60	Director	Yes
Philip Bliss	64	Chief Information Officer, Director	No
Robert A. Buntz, Jr.	60	Director	Yes
Steven Marques	52	Chief Revenue Officer	No
Doug Checkeris	57	Acting Chief Marketing Officer, Director	No

Biographies for the members of our Board of Directors and our management team are set forth below:

William Kerby – Chief Executive Officer and Chairman:

On December 21, 2012, the board of directors of the Company appointed William Kerby, age 55, to the position of Chief Executive Officer and Chairman of the Board of the Company. Mr. Kerby, age 55 is the founder of Next 1, Interactive, Inc. From 2008 to present, he has been the architect of the Next 1 model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the company. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia.

Adam Friedman - Chief Financial Officer:

On December 21, 2012, the board of directors of the Company appointed Adam Friedman, age 48, to the position of Chief Financial Officer of the Company. Mr. Friedman has served as the Chief Financial Officer of Next 1 Interactive, Inc. since 2010 From 2006 to 2010, Mr. Friedman had previously served as Chief Financial Officer, Corporate Secretary, and Controller for MDwerks, Inc. (“MDwerks”) where his responsibilities included overseeing the company’s finances, human resources department, U.S. Securities & Exchange Commission compliance, and Sarbanes-Oxley compliance. Prior to joining MDwerks, Mr. Friedman served as the Vice President of Finance for CSA Marketing, Inc. from 2005 to 2006. For the eleven years prior to 2005, Mr. Friedman served as the Business Manager/Controller and Director of Financial Planning at the GE/NBC/Telemundo Group, Inc. Mr. Friedman also worked as a Senior Financial Analyst for Knight-Ridder, Inc and as an Audit Senior Accountant for KPMG Peat Marwick. Mr. Friedman received his MBA from St. Thomas University and his BSM from Tulane University.

Don Monaco - Director:

On December 21, 2012, the Company appointed Don Monaco, 60, as a member of its Board of Directors. Mr. Monaco is the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers. Mr. Monaco spent over 18 years as a Partner and Senior Executive and has 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois. Mr. Monaco also serves as a Commissioner on the Metropolitan Airports Commission in Minneapolis-St. Paul and as Commissioner and President of the Duluth Economic Development Authority. Mr. Monaco is also the President of the Monaco Air Foundation, Vice-Chairman of the Miller-Dwan Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, Co-Chair of the Northern Aero Alliance, and a member of Lake Superior College's Center for Advanced Aviation Steering Committee. The Company believes that Mr. Monaco’s senior management experience qualifies him to be a member of the Board.

Doug Checkeris - Director:

On December 21, 2012, the Company appointed Doug Checkeris, 57, as a member of its Board of Directors. Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Doug’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America, until recently headquartered in New York. With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Doug started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP.

Philip Bliss - Director:

On December 21, 2012, the Company appointed Phil Bliss, 64, as its Chief Information Officer and a member of its Board of Directors. Mr. Bliss is a digital marketing pioneer who has been at the forefront of digital media development for the past twenty years. Mr. Bliss provides marketing, product and technology leadership, as well as providing strategy, development and marketing expertise to companies that want to leverage their digital assets. Mr. Bliss has built and sold four companies and been a strategic advisor, product marketer and director to many start-ups in the technology sector. In the last seventeen years he has built, managed or launched hundreds of web sites, built and marketed twelve products and consulted with numerous large and small organizations on their technology products and web strategies. Over the past six years he has built a number of new products and process for the Higher Education sector and consulted with many universities and colleges through their web renewal activities. His national and international track record includes many technology, educational, non-profit, and American Indian companies including the Smithsonian Institution, University of Toronto, Brock University, Microsoft, NEC, Samsung, and Cisco Systems.

Robert A. Buntz, Jr. - Director:

On December 21, 2012, the Company accepted the resignation of Robert Buntz, Jr.,61, as Chief Executive Officer of the Company, but retained him as a member of its Board of Directors. Mr. Buntz has served as a director of the Company, including Webdigs, LLC, since inception in May 2007. Mr. Buntz has been an entrepreneur for more than 30 years and a real estate broker for more than 25. In 1981, Mr. Buntz developed the award-winning Bluefin Bay on Lake Superior, Tofte, Minnesota, and operated that resort until 2007. Among his achievements, Mr. Buntz’s development company donated the land, time and funding to help create the North Shore Commercial Fishing Museum and Mr. Buntz created and developed one of the first rural affordable housing projects, Tofte Homestead. From 1984 through 2006, and while he was simultaneously operating Bluefin Bay, Mr. Buntz was the owner and operator of Tofte Land Co., Inc., a real estate holding and brokerage firm. He now has more than 25 years of hospitality experience as an owner-operator of destination properties. Mr. Buntz has served on the board of directors of the Explore Minnesota Tourism Council and the (Minnesota) Governor’s Tourism Advisory Committee for more than 15 years. Currently, Mr. Buntz is a board member and past-chair of the board of the American Museum of Asmat Art. Mr. Buntz received the (Minnesota) Governor’s Entrepreneurship Award from Governor Rudy Perpich and the Outstanding Individual in Tourism Award from Governor Jesse Ventura. He is a graduate of Grinnell College.

Steven Marques – Chief Revenue Officer/Acting President:

On December 21, 2012, the board of directors of the Company appointed Steven Marques, 52, to the position of Chief Revenue Officer. Mr. Marques is Acting President and was previously President/Chief Operations Officer of RealBiz360 Inc. dba/RealBiz Media Inc which began in early 2004 prior to the merger into RealbizMedia Group. He led the company to become one of top 5 leading Virtual Tour companies in North America. Steve was instrumental in overseeing the company’s current operating plan to include the move to Video On Demand television with its partner Next 1 Interactive, which then led the company’s expansion into Video Content Syndication which is the base of its business plan today. Under his management he was instrumental for the company’s strategic alliances and key partnerships with companies like Realogy, Keller Williams, Move-Realtor.com, Coldwell Banker NRT franchises and more. Mr. Marques’ prior leadership roles include; Vice President of Global Sales for iseemedia; Sr. Vice President of Marketing for Omnigon, a San Diego based Bio-tech Company, and MGI software, leaders in consumer based photo and video software. Mr. Marques has been in the Computer and Internet industry since 1983 where he was part of the start-up management teams of Egghead Discount Software which was one of America’s first Retail Computer software chains with over 200 locations at its peak.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the years ended October 31, 2012 and 2011 which was awarded to or earned by (i) our Chief Executive Officer during fiscal year 2012 and (ii) our other executive officers (other than the Chief Executive Officer) who served the Company and who received in excess of $100,000 in total compensation for a year (collectively, the “named executive officers”).

Name and Principal	Stock	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Total
Robert A. Buntz, Jr	2012	$-	$-	$-	$-	$-
Former Chief Executive Officer and President	2011	$96,000	$-	$-	$-	$96,000
Edward P. Wicker	2012	$-	$-	$-	$-	$-
Former Chief Financial Officer	2011	$84,000	$-	$-	$-	$84,000
Steven Marques	2012	$88,300	$-	$-	$-	$88,300
Chief Revenue Officer/Acting President	2011	$105,000	$-	$-	$-	$105,000

Employment Agreements with Executives and Key Personnel

The Company does not currently have any employment agreements. On December 31, 2011, Mr. Wicker resigned.

Currently, the Company does not offer any executive bonus or incentive compensation plan and there are no current plans to put one in place for fiscal year 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the executives as of October 31, 2012.

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

The following table sets forth the compensation of our non-employee directors for fiscal year 2012:

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All other
	in Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Name	$	$	$	$	$	$	$
Don Monaco	-	-	-	-	-	-	$-
Philip Bliss	-	-	-	-	-	-	$-
Doug Checkeris	-	-	-	-	-	-	$-
Robert Buntz, Jr.	-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our issued and outstanding common stock as of October 12, 2012, after giving effect to the Exchange Transaction, by (i) each of our named executive officers; (ii) each of our directors; and (iii) all of our executive officers, directors and director nominees as a group. Ownership percentages are based on 365,176 shares of common stock issued and outstanding as of the close of business on October 12, 2012 (after giving effect to a reverse stock split effected as of May 10, 2012), and 100,000,000 shares of Series A Stock issued and outstanding as of that date. Based on that information available to us, as of that date, no person is a beneficial owner of more than 5% of our common stock other than Next 1 Interactive, Inc. and Robert A. Buntz, Jr.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge and subject to applicable community property laws, each of the holders of stock listed below has sole voting and investment power as to the stock owned unless otherwise noted. Except as otherwise noted below, the address for each director or officer listed in the table is c/o RealBiz Media Group, Inc., 2690 Weston Road, Suite 200, Weston, FL 33331.

Name and Address	Common Shares Beneficially Owned(1)	Percentage of Common Shares
Next 1 Interactive, Inc. (1)	93,000,000	92.66%
Robert A. Buntz, Jr. (2)	5,983,600	5.96%
William Kerby (3)	0	*
Don Monaco (4)	0	*
Adam Friedman (5)	0	*
Philip Bliss (6)	0	*
Doug Checkeris (7)	0	*
Steven Marques (8)	0	*
All current directors and officers as a group (9)	5,983,600	5.96%

_____________________

*	less than one percent.

(1)	Next 1 Interactive, Inc. holds 93,000,000 shares of Series A Stock that was issued in the Exchange Transaction.

(2)	Mr. Buntz is our former Chief Executive Officer and a Director of the Company.

(3)	Mr. Kerby is our Chairman of the Board and Chief Executive Officer, appointed to such position as of the closing of the Exchange Transaction. Mr. Kerby also serves as the Chief Executive Officer of Next 1. See footnote 1 above. Mr. Kerby possesses beneficial ownership of approximately 43.6% of the total voting stock of Next 1.

(4)	Mr. Monaco is a director of the Company, appointed to such position as of the closing of the Exchange Transaction. Mr. Monaco also serves as a director of Next 1. See footnote 1 above. Mr. Monaco possesses beneficial ownership of approximately 53.8% of the total voting stock of Next 1.

(5)	Mr. Friedman is our Chief Financial Officer, appointed to such position as of the closing of the Exchange Transaction. Mr. Friedman also serves as the Chief Financial Officer of Next 1. See footnote 1 above.

(6)	Mr. Bliss is a director of the Company and our Chief Information Officer, appointed to such position as of the closing of the Exchange Transaction. Mr. Bliss also serves as a Director of Next 1. See footnote 1 above.

(7)	Mr. Checkeris is our Acting Chief Marketing Officer, appointed to such position as of the closing of the Exchange Transaction. Mr. Checkeris also serves as a Director of Next 1. See footnote 1 above.

(8)	Mr. Marques is our Chief Revenue Officer, appointed to such position as of the closing of the Exchange Transaction.

(9)	Consists of Messrs. Buntz, Kerby, Monaco, Friedman, Bliss, Checkeris, and Marques. See, however, footnotes 4 and 5 above for an understanding of the indirect economic interest of Messrs. Kerby and Monaco.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Related-Party Transaction Policy

Our Board of Directors has no formal written policy regarding transactions with related persons, but we do plan to abide by conflict-of-interest statutes under Delaware law and approve any related-party transactions by a majority of disinterested directors. In general, applicable law exhorts any director proposing to enter into a related-party transaction must disclose to our Board of Directors the proposed transaction and all material facts with respect thereto. In reviewing such a proposed transaction, our board expects to consider all relevant facts and circumstances, including (1) the commercial reasonableness of the terms, (2) the benefit and perceived benefits, or lack thereof, to us, (3) the opportunity costs of alternate transactions, (4) the materiality and character of the related party’s interest, and (5) the actual or apparent conflict of interest of the related party. We expect to apply this analysis with respect to related party transactions that may involve our officers or greater-than-five-percent shareholders.

We do expect to adopt a formal written policy respecting related-party transactions in which our directors, officers and greater-than-five-percent shareholders may engage, consistent with Sarbanes-Oxley related internal control requirements and best practices.

Related-Party Transactions of Company – Webdigs, Inc. (Pre-Exchange Transaction)

The Company’s principal advertising agency/website developer was owed $615,264 at October 31, 2012 and 2011, respectively. The two principals of this advertising company were at the time also minority stockholders in the Company, holding approximately 1.6% of the Company’s outstanding common shares at October 31, 2012. For the years ended October 31, 2012 and 2011, the Company incurred $0 and $31,556 in services and rent from this related party, respectively.

As of October 31, 2011 and 2010, the Company was indebted to its then-officers (Messrs. Buntz and Wicker) for amounts totaling $3,578 and $8,345, respectively, for unreimbursed business expenses. All of the indebtedness represents non-interest bearing payables due on demand.

During the year ended October 31, 2010, the Company borrowed $355,500 from Robert A. Buntz, Jr. under a convertible promissory note accruing interest at an annual rate of 12%. At October 31, 2011 and 2010, the balances due under this note were $243,079 and $528,500, respectively. On October 12, 2010, these notes were modified to allow the Mr. Buntz to convert amounts into the Company’s common stock at $0.01 per share instead of a previous conversion price of $22 (after adjustment for reverse split). This modification resulted in a beneficial conversion charge to interest expense of $580,424 because the stock was trading at $6.00 (on a post-split basis) on that date. On March 15, 2011, Mr. Buntz converted $300,000 of the debt into 150,000 shares of common stock (on a post-split basis). For the years ended October 31, 2011 and 2010, the Company incurred $46,038 and $630,932 of interest expense in connection with this note, respectively. Accrued interest included in accrued expenses due under the note as of October 31, 2011 and 2010 was $91,962 and $51,924, respectively. The accrued interest was also convertible into the Company’s common stock at $2.00 per share (after adjustment for reverse split).

In connection with the closing of the Exchange Transaction on October 9, 2012, Messrs. Buntz and Wicker converted all of their outstanding notes, unpaid salary and all other obligations and liabilities to them owed by the Company into 5,983,600 and 1,016,400 shares of Series A Stock, respectively.

Related-Party Transactions of Company – RealBiz

None

Director Independence

As of October 31, 2012, The Board of Directors was comprised of one-half “independent” directors as defined in Rule 4200(a)(15) of the NASDAQ Stock Market.

Our Board of Directors does not currently have an Audit Committee consisting of a member who was independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. On January 11, 2012, three directors, Steven Sjoblad, Joseph Fox and Donald Miller, resigned.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2012	2011
Audit fees	$26,000	$23,500
Audit related fees	-	$19,624
Tax fees	-	-
All other fees	-	-
Total	$26,000	$43,124

Audit Fees. The fees identified under this caption were for professional services rendered by Moquist Thorvilson Kaufmann & Pieper LLC (MTK) for fiscal years 2012 and 2011 in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2012 and 2011 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RealBiz Media Group, Inc.

We have audited the accompanying consolidated balance sheets of RealBiz Media Group, Inc. as of October 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss and changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealBiz Media Group, Inc. as of October 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses of $963,220 and $953,460 for the years ended October 31, 2012 and 2011, respectively and the Company had an accumulated deficit of $6,091,775 and a working capital deficit of $2,311,736 at October 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida

February 14, 2013

RealBiz Media Group, Inc.
Consolidated Balance Sheets

	October 31, 2012	October 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$36,408	$111,237
Accounts receivable, net	31,669	28,582
Total current assets	68,077	139,819

Intangible assets	4,796,978	-

Total Assets	$4,865,055	$139,819

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$836,961	$107,735
Deferred revenue	41,859	51,112
Advances from affiliate	835,729	201,660
Loans payable	50,000	369,040
Shareholder loans	615,264	-
Total current liabilities	2,379,813	729,547

Total liabilities	2,379,813	729,547

Shareholders' Equity (Deficit):
Common stock $.001 par value, 625,000 authorized, 383,651 and 642 issued and outstanding at October 31, 2012 and 2011 respectively.	383	1
Preferred series A shares $.001 par value 100,000,000 authorized, 100,000,000 and 0 issued and outstanding at October 31, 2012 and 2011 respectively.	100,000	-
Additional paid in capital	8,482,483	4,543,933
Other comprehensive income (loss)	(5,849)	(5,107)
Accumulated deficit	(6,091,775)	(5,128,555)
Total Shareholders' Equity (deficit)	2,485,242	(589,728)

Total Liabilities and Shareholders' Equity (Deficit)	$4,865,055	$139,819

See accompanying notes to consolidated financial statements.

RealBiz Media Group, Inc.
Consolidated Statements of Operations

	For the years ended October 31,
	2012	2011

Revenues
Real estate revenues	$1,125,077	$1,335,577
Other revenue	47,421	221,393
Total Revenue	1,172,498	1,556,970

Cost of revenues	105,116	137,557

Gross profit	1,067,382	1,419,413

Operating expenses
Salaries and benefits expenses	890,174	729,123
Selling and promotion expenses	307,266	465,208
General and administrative expenses	871,383	1,210,574
Total Costs and Expenses	2,068,823	2,404,905

Operating Loss	(1,001,441)	(985,492)

Other income (expense)
Foreign exchange gain / (loss)	38,221	(19,177)
Gain on sale of marketable securities	-	110,552
Other income (expense)	-	(59,343)
Total Other Income (Expense), net	38,221	32,032

Net Loss	$(963,220)	$(953,460)

Other comprehensive income (loss)
Unrealized gains (losses) on currency translation adjustments	(742)	13,403
Other comprehensive income (loss)	(742)	13,403
Comprehensive loss	$(963,962)	$(940,057)

Weighted average numbers of shares outstanding	383,651	642

Basic and diluted net loss per share	$(2.51)	$(1,485.14)

See accompanying notes to consolidated financial statements.

RealBiz Media Group, Inc.
Consolidated Statements of Cash Flows

	For the years ended October 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(963,220)	$(953,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale marketable securities	-	(110,552)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,087)	52,895
Decrease in marketable securities	-	274,680
(Increase) decrease in prepaid and other assets	-	2,079
Increase in accounts payable & accrued libilities	378,319	31,460
Increase in advances from affiliates	551,672	201,660
Decrease in deferred revenue	(9,253)	(95,638)
Net cash used in operating activities	(45,569)	(596,876)

Cash flows from financing activities
Proceeds from notes payable	-	513,490
Payments of notes payable	(29,260)	(79,589)
Net cash used in financing activities	(29,260)	433,901

Net decrease in cash and cash equivalents	(74,829)	(162,975)

Cash and equivalents, at beginning of period	111,237	274,212

Cash and equivalents, at end of period	$36,408	$111,237

Supplemental disclosure of non-cash investing and financing activities:
Push down fair value adjustment to net asset and additional paid-in-capital	$5,016,506	$-
Increase in liabilities - in connection with recapitalization of company	$(1,077,957)	$-

See accompanying notes to consolidated financial statements.

RealBiz Media Group, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Years Ending October 31, 2012 and 2011

							Other	Total
					Additional		Comprehensive	Stockholders'
	Preferred Series A		Common Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)

Balances at October 31, 2010	-	$-	642	$1	$4,543,933	$(4,175,095)	$(18,510)	$350,329

Net Loss	-	-	-	-	-	(953,460)	13,403	(940,057)

Balances at October 31, 2011		$-	642	$1	$4,543,933	$(5,128,555)	$(5,107)	$(589,728)

Push down fair value adjustment	-	-	-	-	5,016,507	-	-	5,016,507

Recapitalization of Company	100,000,000	100,000	383,009	382	(1,077,957)	-	-	(977,575)

Net Loss	-	-	-	-	-	(963,220)	(742)	(963,962)

Balances at October 31, 2012	100,000,000	$100,000	383,651	$383	$8,482,483	$(6,091,775)	$(5,849)	$2,485,242

See accompanying notes to consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2012 and 2011

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

On October 9, 2012 RealBiz Holdings, Inc. (RealBiz) n.k.a. Realbiz Media Group, Inc., formerly a private entity, was party to two transactions. In the first transaction it was acquired by an unrelated public company, Next 1 Interactive, Inc. (the Parent). This transaction was accounted for by the Parent as a business combination using the acquisition method of accounting. Accordingly, the fair value adjustments were "pushed down" to RealBiz's books in accordance with the SEC Staff Accounting Bulletin Topic 5J "New Basis of Accounting Required in Certain Circumstances. In the second transaction the Parent, in order to make its new subsidiary, RealBiz, a public company, had RealBiz enter into a reverse acquisition transaction with another public company, Webdigs, Inc. (Webdigs) whereby Webdigs acquired 100% of RealBiz in exchange for Webdigs issuing a voting preferred stock to the Parent giving the Parent control over Webdigs. This transaction was accounted for as a recapitalization of RealBiz. Webdigs then changed its name to Realbiz Media Group, Inc.

The chronological historical events leading to the above transactions are as follows:

On August 8, 2012, Next 1 Interactive, Inc., a Nevada corporation (“Next 1”) together with its subsidiary Next One Realty (the trade name for Next 1’s wholly owned subsidiary Attaché Travel International, Inc.) entered into a Purchase Agreement (“Acknew Purchase Agreement”) with Acknew Investments Inc. (“Acknew”) and RealBiz Holdings Inc. Under the Acknew Purchase Agreement, Next 1 has agreed to acquire from Acknew common shares of RealBiz Holdings, Inc. representing approximately an 85% ownership interest in RealBiz Holdings, Inc. RealBiz Holdings Inc. is the parent corporation of RealBiz 360, Inc. and RealBiz 360 Enterprise (Canada), Inc. (together referred to as “RealBiz”).

Pursuant to the Acknew Purchase Agreement, Next 1 and Webdigs, Inc. (“Webdigs” or the “Company”) would consummate a share exchange transaction contemplated by a Share Exchange Agreement dated April 5, 2012 (“Share Exchange Agreement”) by and between Next 1 and Webdigs. In that contemplated share exchange transaction, Next 1 would receive a controlling interest in Webdigs through its receipt of approximately 93 million shares of newly designated preferred stock representing approximately 92% of the total outstanding capital stock of Webdigs immediately after the transaction. In exchange, Next 1 would transfer its entire share ownership in Next One Realty to Webdigs.

On October 9, 2012, Webdigs and Next 1 completed the transactions contemplated by the Share Exchange Agreement. Under the Share Exchange Agreement, Webdigs received all of the outstanding equity in Attaché Travel International, Inc. (“Attaché”). In exchange for our Webdigs’s receipt of the Attaché shares from Next 1, Webdigs issued to Next 1 a total of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock”). The exchange of Attaché shares in exchange for our Series A Stock is referred to as the “Exchange Transaction.”

As a condition to the closing of the Exchange Transaction, our Company changed its name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.” on October 9, 2012, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

Nature of Business

RealBiz is a real estate media services company that provides marketing and promotional services to listing agents and brokers through its proprietary video processing technology or virtual home tours. RealBiz has positioned itself in the following three areas:

1.	Real Estate Video on Demand Channel - We earn commissions and fees on home sales, pre-roll/post-roll advertising, banner ads and cross-market advertising promotions. We charge a listing and marketing fee and earn revenue from web-based and mobile advertising.

2.	Website and Mobile Applications - We are developing a real estate web portal to work in conjunction with our national Video on Demand (VOD) Television Platform. This site will be unique to the world of real estate search sites on multiple levels, first the user experience will be completely visual and video centric, secondly, the site will focus on local neighborhood participation for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood and lastly the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

3.	Traditional Real Estate Sales - Our previous company, Webdigs, had licensed real estate brokerage division currently has participating brokers in 19 states. We believe there are potential opportunities to take advantage of an improving real estate market.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2012 and 2011 include the operations of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 and the historical operations of RealBiz Media Group, Inc, which includes its subsidiaries RealBiz 360 Enterprise (Canada), Inc. and RealBiz 360, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

On May 17, 2012, the Company affected a 1 for 200 reverse stock split. All share and per share information in the consolidated financial statements presented has been retrospectively adjusted for the split.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents.

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets, the Company assesses the impairment of identifiable intangible whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance to expected historical or projected future operating results;

2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible many not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the years ended October 31, 2012 and 2011.

Intangible assets that have finite useful lives are amortized over their useful lives.

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, commissions and fees payable, and interest payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Revenue Recognition

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered. Collection of one-time set up fees and annual services fees give rise to recognized monthly revenue in the then-current month as well as deferred revenue liabilities representing the collected fee for services yet to be delivered.

Cost of Revenues

Cost of revenues includes costs attributable to services sold and delivered. These costs include such items as credit card fees, sales commission to business partners, expenses related to our participation in industry conferences, and public relations expenses.

Share-Based Compensation

The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended October 31, 2012 and 2011, the accumulated comprehensive loss was ($5,849) and ($5,107), respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	October 31, 2012	October 31, 2011
Common stock options	4,000	4,000
Common stock warrants	-	200,000

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for the years ended October 31, 2012 and October 31, 2011 respectively because their effects were considered anti-dilutive.

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

Effective January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. . The adoption of ASU 2011-05 did not have a material impact on the Company’s interim unaudited consolidated financial statements.

Effective January 1, 2012, the Company adopted ASU 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The adoption of ASU 2011-08 did not have a material impact on the Company’s interim unaudited consolidated financial statements.

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “Intangibles — Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on financial position or results of operations of the Company.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on financial position or results of operations of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses of $963,220 and $953,460 for the years ended October 31, 2012 and 2011 respectively. At October 31, 2012, the Company had a working capital deficit of $2,311,736, and an accumulated deficit of $6,091,775. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months, the Company may consider plans to raise additional funds through the issuance of additional shares of common stock and or through the issuance of debt instruments. Although we intend to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

NOTE 4: INTANGIBLE ASSETS

At October 31, 2012 and 2011, the Company’s intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2011	$-	$-	$-
2012	$4,796,978	$-	$4,796,178	*

Amortization expense amounted to $nil and $nil for the years ended October 31, 2012 and 2011, respectively.

On October 9, 2012, the Company entered a Share Exchange Agreement (Note 1). The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations". The Company is the aquiree for accounting purposes. Accordingly, the Company applied push-down accounting and has recorded the intangible asset as described herein.

* The Company is in review of the facts and circumstances surrounding events to determine if the carrying amount of held-and-used identifiable amortizable intangibles acquired during the October 2012 acquisition may be reallocated under the provisions of ASC 350 and ASC 805. The Company has until October 2013 (12 months) to determine the final allocations and it is studying a reallocation with more emphasis on “customer relationships and customer lists”. No amortization has been calculated based on the original allocations.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At October 31, 2012 and 2011, the Company’s accounts payable and accrued liabilities are as follows:

	October 31, 2012	October 31, 2011
Trade payables and accruals	$392,795	$105,836
Professional Fees	30,000	-
Payroll and commissions (1)	413,416	1,899
Other liabilities	750	-
Total accounts payable and accrued liabilities	$836,961	$107,735

(1)	Includes deferred payroll expenses payable to a related party. (See Note 10)

NOTE 6: ADVANCES FROM NEXT 1 INTERACTIVE, INC.

During the normal course of business, Next 1 made operating advances for operating expenses to RealBiz 360 Enterprise (Canada), Inc. and Webdigs, Inc., prior to the consummation of the Exchange Agreement. As of October 31, 2012, advances to RealBiz 360 Enterprise (Canada), Inc. totaled $753,332 and $82,397 to Webdigs, Inc. As of October 31, 2011, advances to RealBiz 360 Enterprise (Canada), Inc. totaled $201,660 and $nil to Webdigs, Inc.

NOTE 7: LOANS PAYABLE

During the fiscal years ended October 31, 2010, 2011, and 2012, Acknew, along with one of its officers, made interest-free operating loans to RealBiz 360 Enterprise (Canada), Inc. and RealBiz Holdings, Inc. As of October 31, 2011, these loans, in aggregate, totaled $369, 040. As part of the Acknew Purchase Agreement, in addition to other consideration, portions of these obligations were retired. As of October 31, 2012, the remaining obligation to Acknew totaled $50,000.

	October 31, 2012	October 31, 2011
Acknew loans	$50,000	$369,040
Total accounts payable and accrued liabilities	$50,000	$369,040

NOTE 8: SHARE-BASED COMPENSATION

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.

Stock Options consist of the following for the years ended October 31, 2012 and 2011, after taking into account a 200 for 1 reverse stock split:

Weighted
		Weighted		average
		average	Aggregate	remaining
	Number of	exercise	intrinsic	contractual
	options	price	value	term (years)

Outstanding at October 31, 2010	4,000	$50.00	$-	2.54
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at October 31, 2011	4,000	50.00	-	1.54
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at October 31, 2012	4,000	$50.00	$-	0.54

The aggregate intrinsic value in the table above represents the difference between the closing stock price on October 31, 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on October 31, 2012.  There were no options exercised during the years ended October 31, 2012 and 2011.

Stock Warrants

As of October 31, 2011, the Company has 200,000 warrants outstanding with the exercise price of $0.30. The warrants expired on December 12, 2011. No additional warrants were issued in during the twelve months ended October 31, 2012.

NOTE 9: SHAREHOLDERS’ EQUITY

As of October 31, 2010, the Company had 125,000,000 shares of common stock authorized with a par value of $0.001, with another 125,000,000 authorized shares designated as common or preferred stock. On May 17, 2012, the Company effectuated a 1 for 200 reverse stock split for its common stock shares. Adjusted for the stock split, the Company has 625,000 shares of common stock authorized with a par value of $0.001.

Common Stock

On October 9, 2012 the Company recapitalized by being acquired by a public company which resulted in a deemed issuance of 383,009 shares of common stock to the original shareholders of the public entity, a deemed issuance of 7,000,000 Preferred Series A voting shares to the original shareholders of the public entity, and a new issuance of 93,000,000 Preferred Series A voting shares. Total net liabilities of $977,575 were assumed in the recapitalization.

Preferred Stock Series A

As of October 31, 2012 and 2011, the Company had 100,000,000 shares of Series A Preferred stock issued and outstanding respectively. The Preferred shares were issued pursuant to the recapitalization and share exchange (Note1). The preferred shares were issued at $.001 par, bear dividends at an annual rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends shall accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the Market Price per share, subject to adjustment for stock splits. In order to exercise such option, the Company shall deliver written notice to the holder.

Each share of Series A Stock shall be convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The initial conversion price for the Series A Stock shall be equal to $0.05 per share.

As a result of push-down accounting applied in October 2012 (See Note 1) the Company recorded $5,016,506 of additional paid-in-capital.

NOTE 10: RELATED PARTY TRANSACTIONS

Due to - Minority Stockholder

The Company’s former principal advertising agency/website developer was owed $615,264 at October 31, 2012 and 2011, respectively. The two principals of this advertising company are also minority stockholders in the Company - holding approximately 1.6% of the Company’s outstanding shares at October 31, 2012.

Due to Officers

As of October 31, 2012 and October 31, 2011, the Company was indebted to certain related parties for amounts totaling $69,327 and $3,578, respectively, for deferred salary and unreimbursed business expenses. All of the indebtedness represented non-interest bearing payables due on demand. These amounts have been included in Accounts Payable and Accrued Liabilities on our consolidated balance sheets.

NOTE 11: INCOME TAXES

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

The provision (benefit) for income taxes consists of the following for the years ended October 31:

	2012	2011

Current	$-	$-
Deferred	-	-

Provision for income taxes	$-	$-

The provision for income taxes varies from the statutory rate applied to the total loss as follows for the years ended October 31:

	2012	2011

Federal income tax benefit at statutory rate (35%)	$(337,127)	$(333,711)
State taxes, net of federal benefit	(43,626)	(43,184)
Effect of Canadian tax rates	89,687	107,094
Nondeductible expenses	3,171	5,426

Change in valuation allowance	287,895	264,375

Provision for income taxes	$-	$-

Significant components of the Company’s estimated deferred tax balances at October 31, 2012 and 2011 consist of:

Deferred tax assets (liabilities)
Net operating loss carryforwards (U.S.)	$100,986	$33,655
Net operating loss carryforwards (Canada)	423,882	230,720
Accrued Salaries	27,402	-

Net deferred tax assets	552,270	264,375
Valuation allowance	(552,270)	(264,375)

Provision for income taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $287,895 during the fiscal year ended October 31, 2012.

The Company has a total net operating loss carryforward of approximately $1,825,000, of which approximately $255,000 relates to domestic entities and $1,570,000 relates to wholly owned Canadian subsidiaries. Net operating loss carryforwards expire through 2032. Under the Internal Revenue Code Section 382 (IRC 382) and the Canadian Tax Act, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

NOTE 12: FAIR VALUE MEASUREMENT AND DISCLOSURE

The Company has adopted ASC 820, Fair Market Measurement and Disclosures including the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of ASC 820 did not have a material impact on the Company’s fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1-	Quoted prices in active markets for identical assets or liabilities.
Level 2-	Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3-	Unobservable inputs based on the Company’s own assumptions,

Fair Value Measurements at October 31, 2011 and 2012 respectively using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash Equivalents	$111,237	$-	$-	$111,237
October 31, 2011	$111,237	$-	$-	$111,237
Cash Equivalents	$36,408	$-	$-	$36,408
October 31, 2012	$36,408	$-	$-	$36,408

NOTE 13: SUBSEQUENT EVENTS

Pursuant to FASB ASC 855, management has evaluated all events and transactions that occurred from November 1, 2012 through the date of issuance of the financial statements. During this period we did not have any significant subsequent events, except as disclosed below:

Exhibits

Exhibit Number	Description
21	Subsidiaries of Realbiz Media Group, Inc. *

31.1	Certification of CEO pursuant to Section 302. *

31.2	Certification of CFO pursuant to Section 302. *

32.1	Certification of CEO pursuant to Section 906. *

32.2	Certification of CFO pursuant to Section 906. *

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
February 14, 2013
/s/ Adam Friedman
Adam Friedman
Chief Financial Officer February 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	February 14, 2013
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	February 14, 2013
Adam Friedman	(Principal Financial Officer)

28