Form 10-Q
period 2013-01-31
REALBIZ MEDIA GROUP, INC
filed 2013-03-25
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 0-53359

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

  ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of March 22, 2013 there were 6,478,889 shares of the issuer’s common stock, $0.001 par value, outstanding. This takes into account the 1 for 200 reverse stock split which occurred on May 17, 2012.

Realbiz Media Group, Inc.

Form 10-Q

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE MONTH

PERIOD ENDED JANUARY 31, 2013 AND 2012

REALBIZ MEDIA GROUP, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5

Real Biz Media Group, Inc.

Consolidated Balance Sheets

	January 31, 2013	October 31, 2012(1)
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$33,983	$36,408
Accounts receivable, net	66,275	31,669
Total current assets	100,258	68,077

Intangible assets	4,796,978	4,796,978

Total Assets	$4,897,236	$4,865,055

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$902,896	$836,961
Deferred revenue	45,204	41,859
Advances from affiliate	1,230,938	835,729
Loans payable	50,000	50,000
Due to minority stockholder	615,264	615,264
Total current liabilities	2,844,302	2,379,813

Total liabilities	2,844,302	2,379,813

Shareholders' Equity :
Preferred series A shares $.001 par value 125,000,000 authorized, 100,000,000 and 100,000,000 issued and outstanding at January 31, 2013 and October 31, 2012 respectively.	100,000	100,000
Common stock $.001 par value, 125,000,000 authorized, 383,651 and 383,651 issued and outstanding at January 31, 2013 and October 31, 2012 respectively.	383	383
Additional paid in capital	8,482,483	8,482,483
Other comprehensive loss	(4,383)	(5,849)
Accumulated deficit	(6,525,549)	(6,091,775)
Total Shareholders' Equity	2,052,934	2,485,242

Total Liabilities and Shareholders' Equity	$4,897,236	$4,865,055

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements.

Real Biz Media Group, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended January 31,
	2013	2012

Revenues
Real estate revenues	$258,328	$284,426
Other revenue	13,667	42,321
Total Revenue	271,995	326,747

Cost of revenues	22,205	28,646

Gross profit	249,790	298,101

Operating expenses
Salaries and benefits expenses	363,821	224,693
Selling and promotion expenses	56,381	189,054
General and administrative expenses	105,434	107,930
Total operating expenses	525,636	521,677

Operating loss	(275,846)	(223,576)

Other expense
Foreign exchange loss	(2,791)	(65)
Total other expense, net	(2,791)	(65)

Net loss	$(278,637)	$(223,641)

Preferred Stock Dividend	(155,137)	-

Net loss applicable to common shareholders	(433,774)	(223,641)

Other comprehensive income (loss)
Unrealized gains on currency translation adjustments	1,466	13,403
Comprehensive loss	$(432,308)	$(210,238)

Weighted average numbers of shares outstanding	383,651	642

Basic and diluted net loss per share	$(1.13)	$(348.35)

See accompanying notes to unaudited consolidated financial statements.

Real Biz Media Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended January 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(278,637)	$(223,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other comprehensive income	1,466	13,403
Changes in operating assets and liabilities:
Increase in accounts receivable	(34,606)	(15,171)
Increase in prepaid and other assets	-	(22,858)
Decrease in accounts payable & accrued liabilities	(89,202)	(11,954)
Increase in deferred revenue	3,344	5,724
Net cash used in operating activities	(397,635)	(254,497)

Cash flows from financing activities
Proceeds from advances from affiliates	395,210	130,257
Proceeds from notes payable	-	70,511
Net cash provided by financing activities	395,210	200,768

Decrease in cash and cash equivalents	(2,425)	(53,729)

Cash and equivalents, at beginning of year	36,408	111,237

Cash and equivalents, at end of year	$33,983	$57,508

See accompanying notes to unaudited consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended January 31, 2013 and 2012

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Realbiz Media Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended October 31, 2012.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended January 31, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

RealBiz is a real estate media services company that provides marketing and promotional services to listing agents and brokers through its proprietary video processing technology or virtual home tours. RealBiz has positioned itself in the following three areas:

1.	Real Estate Video on Demand Channel - We earn commissions and fees on home sales, pre-roll/post-roll advertising, banner ads and cross-market advertising promotions. We charge a listing and marketing fee and earn revenue from web-based and mobile advertising.

2.	Website and Mobile Applications - We are developing a real estate web portal to work in conjunction with our national Video on Demand (VOD) Television Platform. This site will be unique to the world of real estate search sites on multiple levels, first the user experience will be completely visual and video centric, secondly, the site will focus on local neighborhood participation for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood and lastly the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

3.	Traditional Real Estate Sales - Our previous company, Webdigs, had a licensed real estate brokerage division with participating brokers in 19 states. We believe there may be potential opportunities to take advantage of an improving real estate market.

Basis of Consolidation

The consolidated financial statements for the quarters ended January 31, 2013 and 2012 include the operations of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 and the historical operations of RealBiz Media Group, Inc, which includes its subsidiaries RealBiz 360 Enterprise (Canada), Inc. and RealBiz 360, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended January 31, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance to expected historical or projected future operating results;

2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible many not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the quarters ended January 31, 2013 and 2012.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended January 31, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the quarters ended January 31, 2013 and 2012, the accumulated comprehensive loss was ($277,171) and ($210,238), respectively.

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

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	January 31, 2013	January 31, 2012
Common stock options	4,000	4,000
Common stock warrants	-	1,000

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for the quarters ended January 31, 2013 and 2012 respectively because their effects were considered anti-dilutive.

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended January 31, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “ Intangibles — Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has incurred losses of $278,637 and $223,641 for the three months ended January 31, 2013 and 2012 respectively. At January 31, 2013, the Company had a working capital deficit of $2,744,044, and an accumulated deficit of $6,525,549. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended January 31, 2013 and 2012

NOTE 4: INTANGIBLE ASSETS

At January 31, 2013 and October 31, 2012, the Company’s intangible assets are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
January 31, 2013	$4,796,978	$-	$4,796,978
October 31, 2012	$4,796,978	$-	$4,796,978	*

On October 9, 2012, the Company entered a Share Exchange Agreement (Note 1). The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations". The Company is the acquiree for accounting purposes. Accordingly, the Company applied push-down accounting and has recorded the intangible asset as described herein. In the accompanying consolidated balance sheet.

* The Company is in review of the facts and circumstances surrounding events to determine if the carrying amount of held-and-used identifiable intangibles acquired during the October 2012 acquisition may be reallocated under the provisions of ASC 350 and ASC 805. The Company has until October 2013 (12 months) to determine the final allocations and it is studying a reallocation between “customer relationships and customer lists” and “goodwill”. No amortization has been calculated based on the original allocations.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At January 31, 2013, the Company’s accounts payable and accrued liabilities are as follows:

January 31, 2013
Trade payables and accruals	$271,031
Preferred stock dividend accrual	155,137
Professional Fees	30,000
Payroll and commissions (1)	446,728
Total accounts payable and accrued liabilities	$902,896

(1)	Includes deferred payroll expenses payable to a related party. (See Note 10)

NOTE 6: ADVANCES FROM NEXT 1 INTERACTIVE, INC.

During the normal course of business, Next 1 makes operating advances for operating expenses to RealBiz 360 Enterprise (Canada), Inc. and Webdigs, Inc. As of January 31, 2013, advances to RealBiz 360 Enterprise (Canada), Inc. totaled $1,148,541 and $82,397 to Webdigs, Inc.

NOTE 7: LOANS PAYABLE

As of January 31, 2013, as part of the Acknew Purchase Agreement, the remaining obligation to Acknew totaled $50,000. This payment obligation was satisfied on March 22, 2013.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended January 31, 2013 and 2012

NOTE 8: SHARE-BASED COMPENSATION

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.

Stock Options outstanding, after taking into account a 200 for 1 reverse stock split on May 17, 2012, at January 31, 2013, are 4,000 options at $50 per share and the weighted average remaining term is 0.25 years. The aggregate intrinsic value represents the difference between the closing stock price on January 31, 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on January 31, 2013.  There were no options exercised during the quarter ended January 31, 2013.

NOTE 9: SHAREHOLDERS’ EQUITY

As of January 31, 2013, the Company has 125,000,000 shares of common stock authorized with a par value of $0.001 and 125,000,000 shares of preferred stock authorized with a par value of $0.001.

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

Preferred Stock Series A

As of January 31, 2013, the Company had 100,000,000 shares of Series A Preferred stock issued and outstanding respectively. The Preferred shares were issued pursuant to the recapitalization and share exchange (Note1). The preferred shares were issued at $.001 par, bear dividends at an annual rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends shall accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the Market Price per share, subject to adjustment for stock splits. In order to exercise such option, the Company shall deliver written notice to the holder. Each share of Series A Stock shall be convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The initial conversion price for the Series A Stock shall be equal to $0.05 per share.

As a result of push-down accounting applied in October 2012 (See Note 1) the Company recorded $5,016,506 of additional paid-in-capital.

Accrued but unpaid preferred stock dividends on the outstanding preferred shares totaled $155,137 as of January 31, 2013.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended January 31, 2013 and 2012

NOTE 10: RELATED PARTY TRANSACTIONS

Due to - Minority Stockholder

The Company’s former principal advertising agency/website developer was owed $615,264 at January 31, 2013. The two principals of this advertising company are also minority stockholders in the Company - holding approximately 1.6% of the Company’s outstanding shares at January 31, 2013.

Due to Officers

As of January 31, 2013, the Company was indebted to certain related parties for amounts totaling $69,327, for deferred salary and unreimbursed business expenses. All of the indebtedness represented non-interest bearing payables due on demand. These amounts have been included in Accounts Payable and Accrued Liabilities on our consolidated balance sheets.

Advance from Affiliate

As of January 31, 2013, the Company was advanced $1,230,938 from Next1 Interactive, Inc.

NOTE 11: BASIC AND DILUTED EARNINGS PER SHARE

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

All of the common shares underlying the stock options and warrants were excluded from diluted weighted average shares outstanding for the quarters ended January 31, 2013 and 2012 respectively because their effects were considered anti-dilutive.

NOTE 12: SUBSEQUENT EVENTS

 On February 27, 2013, the former CEO of Webdigs converted 5,990,238 Series A Preferred Stock into 5,990,238 shares of Realbiz Common Stock.

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

Coincident with the closing of the Exchange Transaction, we converted all of our outstanding debt, payables and liabilities owed to Robert A. Buntz, Jr. (“Buntz”) and Edward Wicker (“Wicker”) into an aggregate of 7 million shares of Series A Stock. Specifically, Buntz received 5,983,600 shares of Series A Stock upon his conversion of approximately $401,498 in liabilities we owed him, and Wicker received 1,016,400 shares of Series A Stock upon his conversion of approximately $53,356 in liabilities we owed him. Buntz was, and remains after the Exchange Transaction, a director of our Company. At the closing of the Exchange Transaction, Wicker resigned his position as a director of our Company and as our Chief Financial Officer.

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

On March 16, 2012, the Company sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets, which were held in Webdigs, LLC, included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. Also included in this transaction was a royalty agreement for which Fiontrai II paid $1,000 (part of the total $15,000). Robert Buntz, CEO purchased the royalty agreement from the Company in exchange for a principal reduction of his loan to the Company of $5,000.

Results of Operations

The following information should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Annual Report.

For the fiscal quarter ended January 31, 2013 compared to the fiscal quarter ended January 31, 2012.

Revenues

Our total revenues decreased 17% to $271,995 for the three months ended January 31, 2013, compared to $326,747 for the three months ended January 31, 2012, a decrease of $54,752. The decrease is due to reduced real estate revenue from virtual tours due to drop in available listings in a tough real estate environment.

Revenues from real estate decreased 9% to $258,328 for the three months ended January 31, 2013, compared to $284,426 for the three months ended January 31, 2012, a decrease of $26,098. The decrease is due to the decline of virtual tours due to drop in available listings in a tough real estate environment.

Revenues from other sources, consulting, decreased 68% to $13,667 for the three months ended January 31, 2013, compared to $42,321 for the three months ended January 31, 2012, a decrease of $28,654. This decrease was due to reduced real estate revenue from virtual tours due to drop in available listings in a tough real estate environment.

Cost of Revenue

Cost of revenues decreased 22% to $22,205 for three months ended January 31, 2013, compared to $28,646 for the three months ended January 31, 2012, a decrease of $6,441. The decrease in costs was primarily associated with the Company’s decrease in costs associated with the decrease in virtual tours due to drop in available listings in a tough real estate environment.

Operating Expenses

Our total operating expenses increased 1% or $3,959 to $525,636 for the three months ended January 31, 2013, compared to $521,677 for the three months ended January 31, 2012. The increase was primarily due to an increase of $139,128 in salaries and benefits partially offset by a decrease of $132,673 in selling and promotion expenses.

Other Income (Expense)

Foreign exchange loss increased to $2,791 for the three months ended January 31, 2013, compared to a loss of $65 for three months ended January 31, 2012, an increase of $2,726 primarily due to fluctuations in the exchange rates.

Net Loss

Net loss increased 25% to $278,637 for the three months ended January 31, 2013, compared to net loss of $223,641 for the three months end January 31, 2012, a decrease of $54,996 primarily due to the reduced revenue offset by reduced costs.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At January 31, 2013, the Company had $33,983 cash on-hand, a decrease of $2,425 from $36,408 at the end of fiscal 2012. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $2,425 for the three months ended January 31, 2013, a decrease of $121,815 from $124,240 used during the three months ended January 31, 2012. This decrease was due to a decrease in accounts payable and accrued liabilities offset by advances from affiliates.

Net cash provided by financing activities decreased $70,511 to $0, for the three months ended January 31, 2013, compared to $70,511 for the three months ended January 31, 2012.  This decrease was primarily due to the decrease in proceeds from notes payable.

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

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition . Real estate brokerage revenues were recognized at the closing of a real estate transaction. Fees due to third party real estate agents or clients are accrued at the time of closing and treated as an offset to gross revenues.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the three monthss ended January 31, 2013 and 2012 includes compensation cost for restricted stock awards and stock options. The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables. Historically, the Company has not experienced significant losses related to receivables from individual customers. At January 31, 2013 and 2012, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

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

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income , are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted. The Company does not expect the adoption of this recently issued accounting pronouncement to have a significant impact on its results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on this evaluation and taking into account that certain material weaknesses existed as of January 31, 2013, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of January 31, 2013, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended January 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2012 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

 PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits

Exhibit Number	Description

31.1	Certification of CEO pursuant to Section 302. *

31.2	Certification of CFO pursuant to Section 302. *

32.1	Certification of CEO pursuant to Section 906. *

32.2	Certification of CFO pursuant to Section 906. *

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
March 25, 2013

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
March 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	March 25, 2013
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	March 25, 2013
Adam Friedman	(Principal Financial Officer)

