Form 10-Q/A
period 2013-01-31
REALBIZ MEDIA GROUP, INC
filed 2013-04-02
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended January 31, 2013

or

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

EXPLANATORY NOTE

Realbiz Media Group, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2013, which was originally filed on March 25, 2013 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended January 31, 2013.

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

Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Chief Executive Officer *

32.2	Certification of Chief Financial Officer *

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

*Previously filed as exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended January 31. 2013.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ William Kerby
William Kerby
Chairman and Chief Executive Officer
April 2, 2013
/s/ Adam Friedman
Adam Friedman
Chief Financial Officer April 2, 2013