Form 10-Q
period 2013-04-30
REALBIZ MEDIA GROUP, INC
filed 2013-06-19
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

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

As of June 10, 2013 there were 23,161,489 shares of the issuer’s common stock, $0.001 par value, outstanding.

Realbiz Media Group, Inc.

Form 10-Q

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTH

PERIODS ENDED APRIL 30, 2013 AND 2012

REALBIZ MEDIA GROUP, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5

Real Biz Media Group, Inc.

Consolidated Balance Sheets

	April 30, 2013	October 31, 2012
ASSETS	(unaudited)	(1)
Current Assets:
Cash and cash equivalents	$25,674	$36,408
Accounts receivable, net	84,645	31,669
Prepaid and other assets	1,126	-
Total current assets	111,445	68,077

Property, plant and equipment, net	-	-
Intangible assets	4,030,685	4,796,978
Total Assets	$4,142,130	$4,865,055

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$950,197	$836,961
Deferred revenue	23,787	41,859
Advances from affiliate	813,857	835,729
Notes payable	605,000	665,264
Total current liabilities	2,392,841	2,379,813

Total liabilities	2,392,841	2,379,813

Shareholders' Equity:
Preferred series A shares $.001 par value 125,000,000 authorized, 94,009,762 and 100,000,000 issued and outstanding at April 30, 2013 and October 31, 2012 respectively.	94,010	100,000
Common stock $.001 par value, 125,000,000 authorized, 10,255,822 and 383,651 issued and outstanding at April 30, 2013 and October 31, 2012 respectively.	10,255	383
Common stock subscribed	12,500	-
Additional paid in capital	9,109,819	8,482,483
Other comprehensive income (loss)	14,098	(5,849)
Accumulated deficit	(7,491,393)	(6,091,775)
Total Shareholders' Equity	1,749,289	2,485,242

Total Liabilities and Shareholders' Equity	$4,142,130	$4,865,055

See accompanying notes to unaudited consolidated financial statements.

(1) Derived from audited financial statements.

Real Biz Media Group, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended April 30,		For the Six Months ended April 30,
	2013	2012	2013	2012
Revenues
Real estate revenues	$297,907	$272,674	$556,235	$557,100
Other revenue	21,267	18,199	34,934	60,520
Total revenue	319,174	290,873	591,169	617,620

Cost of revenues	13,414	24,831	35,619	53,477

Gross profit	305,760	266,042	555,550	564,143

Operating expenses
Salaries and benefits expenses	263,988	232,584	627,809	457,277
Selling and promotion expenses	59,734	176,891	116,115	365,945
General and administrative expenses	929,884	47,412	1,035,318	155,342
Total operating expenses	1,253,606	456,887	1,779,242	978,564

Operating loss	(947,846)	(190,845)	(1,223,692)	(414,421)

Other income (expense)
Gain (loss) on forgiveness of notes payable and accrued liabilities	384,304	(895)	384,304	(960)
Other income (expense)	209	15,000	(2,581)	15,000
Total other income (expense)	384,513	14,105	381,723	14,040

Net loss	$(563,333)	$(176,740)	$(841,969)	$(400,381)

Preferred stock dividend	(125,001)	-	(280,138)	-

Net loss applicable to common shareholders	(688,334)	(176,740)	(1,122,107)	(400,381)

Weighted average numbers of shares outstanding	5,173,607	383,651	2,738,933	383,651

Basic and diluted net loss per share	$(0.13)	$(0.46)	$(0.41)	$(1.04)

Consolidated Statements of Comprehensive Loss

	For the three months ended April 30,		For the six months ended April 30
	2013	2012	2013	2012

Net Loss	$(688,334)	$(176,740)	$(1,122,107)	$(400,381)
Other comprehensive income (loss)
Unrealized gains (losses) on currency translation adjustments	18,481	12,197	19,947	14,362
Comprehensive loss	$(669,853)	$(164,543)	$(1,102,160)	$(386,019)

See accompanying notes to unaudited consolidated financial statements.

Real Biz Media Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended April 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(841,969)	$(400,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	765,493	-
Gain on foregiveness of notes payable and accrued liabilities	(384,304)	-
Other comprehensive income (loss)	19,947	14,362
Changes in operating assets and liabilities:
Increase in accounts receivable	(52,976)	(25,536)
Increase in prepaid and other assets	(1,126)	(2,640)
Increase (decrease) in accounts payable & accrued libilities	113,236	(2,552)
Increase in advances from affiliates	161,537	314,256
Decrease in deferred revenue	(18,072)	(577)
Net cash used in operating activities	(238,234)	(103,068)
Cash flows from financing activities
Proceeds from sales of common stock	227,500	-
Net cash provided by from financing activities	227,500	-

Decrease in cash and cash equivalents	(10,734)	(103,068)

Cash and equivalents, at beginning of period	36,408	111,237

Cash and equivalents, at end of period	$25,674	$8,169

See accompanying notes to unaudited consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2013 and 2012

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Realbiz Media Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities Act of 1933, as amended.  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended October 31, 2012.

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

For the Three and Six Months Ended April 30, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

Realbiz is a Real Estate Media Service company that has positioned itself in to be both a media specialist and a licensed operator. As such the Company is poised to emerge as a multi revenue streams from advertising revenues as well as commissions and referral fees. This new “Next Generation” media company is well positioned to capture revenues from the convergence of TV, Mobile devices and the Internet by providing video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand. Realbiz Media currently operates an INTERACTIVE VOD Network for Real Estate in conjunction with its partner Realtor.com. The network is branded under the name of Home Tour Network and is carried on Cox Communications and Comcast stations. In late May 2012, RealBiz Media signed a significant multiyear partnership with Realtor.com that included agreements to rebrand the network to “Realtor.com channel” and expand the network into 55 million households. Additionally the Company has been commissioned to develop a major real estate web portal and enhanced Widget/Microvideo app platforms to work in conjunction with Realtor.com and other major real estate brokerage groups.

RealBiz is a leader in digital media and marketing for the real estate Industry. The Company includes a fully licensed real estate division (formerly known as Webdigs) , certain key TV media contracts ( Extraordinary Vacation Homes/ Third home) and a Virtual Tour and Media group (Realbiz 360) which enjoys significant real estate industry servicing contracts. As a combined group, the key driver for all is the Company’s proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music.

Once created, these home listing videos are automatically distributed to multiple media platforms (Television, broadband, web and mobile) for consumer viewing. From this core technology the Company has expanded its operations to encompass the following 3 areas:

1.	Home Tour Network - Real Estate Virtual Tour and Video on Demand Agent Offering - real estate agents can have a video created of their customer’s homes and then posted on television, over 200 real estate websites, You Tube, and mobile applications for a monthly fee of $89. The Company currently works with over 20,000 agents monthly. This Network offers unique Advertising Opportunities due to the broad media exposure of highly targeted consumers, the Company is positioned to capture income from pre-roll/post-roll advertising for televisions, lead generation fees, banner ads and cross market advertising promotions.

2.	Realtor.com Partnership – Expanding Home Tour Networks to include Video Portal, Widget and Mobile applications – the Company is developing a major real estate web portal and Agent Widget Program to work in conjunction with Realtor.com under a multiyear agreement. Rollout is planned in the second quarter of 2013 and when finished it will include an “all about home ownership” website for the consumer along with a turnkey marketing model using widgets and microvideo apps for the agents.

3.	Traditional real estate sales – the Company has participating brokers licensed in 38 states and is positioned to take advantage of both and improving real estate market.

With the move to automate creation processes in combination with emerging video adoption, Realbiz Media now develops custom Enterprise solutions to support our existing and new Franchise partners. Though photos and virtual tours are listed as highly important on the home buyer’s lists, the astonishing growth of YouTube and Social Media fueled by the change in consumer demographics has left the Real Estate Industry scrambling to keep up. Realbiz Media`s direct feed services into listing databases provides for the automated creation and syndication of Virtual Tours and YouTube Videos posted directly to YouTube Channels and promoted on Social Networks. These solutions continue to support our Agent/Broker revenue base through setup and monthly recurring fees. These capabilities and forward thinking were key elements in the establishment of a multiyear contract with Move.com/Realtor.com.

Basis of Consolidation

The consolidated financial statements for the three and six months ended April 30, 2013 and 2012 include the operations of Webdigs, Inc., Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 and the historical operations of RealBiz Media Group, Inc, which includes its subsidiaries RealBiz 360 Enterprise (Canada), Inc. and RealBiz 360, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

For the Three and Six Months Ended April 30, 2013 and 2012

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

For the Three and Six Months Ended April 30, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three and six months ended April 30, 2013 and 2012, the accumulated comprehensive gain was $19,947 and $14,362, respectively.

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

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	April 30, 2013	April 30, 2012
Common stock options	4,000	4,000
Common stock warrants	452,000	1,000

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for the three and six months ended April 30, 2013 and 2012 respectively because their effects were considered anti-dilutive.

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2013 and 2012

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

The Company has incurred losses of $841,969 and $400,381 for the six months ended April 30, 2013 and 2012 respectively. At April 30, 2013, the Company had a working capital deficit of $2,281,396 and an accumulated deficit of $7,491,393. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2013 and 2012

NOTE 4: INTANGIBLE ASSETS

At April 30, 2013 and October 31, 2012, the Company’s intangible assets, related to a sales/marketing agreement, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
April 30, 2013	$4,796,178	$766,293	$4,030,685
October 31, 2012	$4,796,178	$-	$4,796,178

On October 3, 2012, Next 1 Interactive, Inc. (“Next 1”) entered a securities exchange agreement and exercised the option purchase agreement to purchase 664.1 common shares of Real Biz Holdings, Inc. Next 1 applied $300,000 of cash, issued a Series D Preferred stock subscription agreement for 380,000 shares and agreed to a $50,000 thirty day (30) day post closing final buyout bringing the total value of the agreement to $2,250,000.

Next 1 accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations". Next 1 is the acquirer for accounting purposes and Real Biz Holdings, Inc. is the acquired Company. Accordingly, Next 1 applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Real Biz Holdings, Inc.

The net purchase price, including acquisition costs paid by Next 1, was allocated to assets acquired and liabilities assume on the records of the Next 1 as follows:

Cash	$34,366
Other current assets	40,696
Intangible asset	4,796,178
4,871,240

Accounts payable, accrued expenses and other miscellaneous payables	2,330,846
Deferred revenue	48,569
Convertible notes payable to officer	241,825
2,621,240
Net purchase price	$2,250,000

For the six months ended April 30, 2013, the Company recorded amortization of $766,293. For the six months ended April 30, 2012, no amortization was recorded.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At April 30, 2013, the Company’s accounts payable and accrued liabilities are as follows:

April 30, 2013
Trade payables and accruals	$104,704
Preferred stock dividend accruals	765,493
Professional Fees	30,000
Payroll and commissions (1)	50,000
Total accounts payable and accrued liabilities	$950,197

(1)	Includes deferred payroll expenses payable to a related party. (See Note 10)

NOTE 6: ADVANCES FROM NEXT 1 INTERACTIVE, INC.

During the normal course of business, Next 1 makes operating advances for operating expenses to RealBiz. As of April 30, 2013, advances to RealBiz owed $813,857.

NOTE 7: NOTES PAYABLE

As of April 30, 2013, as part of the Acknew Purchase Agreement, the remaining obligation to Acknew totaled $-0-. This payment obligation of $50,000 was satisfied on March 22, 2013 resulting in a gain on forgiveness of notes and loans payable of $374,040.

As of April 30, 2013, the Company has a Convertible Note Payable of $605,000 outstanding. This Note is Convertible into the Company’s common stock at $0.15 per share and bears no interest.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2013 and 2012

NOTE 8: SHARE-BASED COMPENSATION

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.

Stock Options outstanding, after taking into account a 200 for 1 reverse stock split on May 17, 2012, at April 30, 2013, are 1,000 options at $50 per share and the weighted average remaining term is 1.5 years. The aggregate intrinsic value represents the difference between the closing stock price on April 30, 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on April 30, 2013.  There were no options exercised during the three and six months ended April 30, 2013.

NOTE 9: SHAREHOLDERS’ EQUITY

As of April 30, 2013, the Company had 125,000,000 shares of common stock authorized with a par value of $0.001 and 125,000,000 shares of preferred stock authorized with a par value of $0.001.

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

During the six months ended April 30, 2013, the Company:

•	Issued 455,000 shares of its common stock along with 450,000 one year warrants with an exercise price of $1 for cash proceeds of $227,500.

•	Issued 124,500 shares of its common stock along with 2,000 one year warrants with an exercise price of $1 for a total value of $63,418 for consulting fees rendered. The value of the common stock was issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.12%, dividend yield of -0-%, volatility factor of 177.07% and expected life of one year.

•	Issued 3,302,433 shares of its common stock valued at $352,800 upon the conversion of the holders of convertible preferred shares and promissory notes held in its parent company Next 1 Interactive, Inc.

•	Issued 5,990,238 shares of its common stock valued at $389,355 upon the conversion of 5,990,238 shares of the Company's Series A Preferred stock.

•	Entered into a subscription agreement for 116,660 shares of its common stock valued at $12,500 and as of April 30, 2013 the shares have not been issued.

Preferred Stock Series A

As of April 30, 2013, the Company had 94,009,762 shares of Series A Preferred stock issued and outstanding respectively. The Preferred shares were issued pursuant to the recapitalization and share exchange (Note1). The preferred shares were issued at $.001 par, bear dividends at an annual rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends shall accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the Market Price per share, subject to adjustment for stock splits. In order to exercise such option, the Company shall deliver written notice to the holder. Each share of Series A Stock shall be convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The initial conversion price for the Series A Stock shall be equal to $0.05 per share.

As a result of push-down accounting applied in October 2012 (See Note 1) the Company originally recorded $5,016,506 of additional paid-in-capital.

Accrued but unpaid preferred stock dividends on the outstanding preferred shares totaled $765,493 as of April 30, 2013 and is included in accrued liabilities.

On February 27, 2013, the former CEO of Webdigs converted 5,990,238 Series A Preferred Stock into 5,990,238 shares of Realbiz Common Stock.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended April 30, 2013 and 2012

NOTE 10: RELATED PARTY TRANSACTIONS

Due to - Minority Stockholder

The Company’s former principal advertising agency/website developer was owed $615,264. The two principals of this advertising company were also minority stockholders in the Company - holding approximately 1.6% of the Company’s outstanding shares. During the three months ended April 30, 2012, this note was sold to a different outside person and is now reported as a Convertible Note Payable of $605,000 after a $10,264 gain was recorded.

Advance from Affiliate

As of April 30, 2013, the Company was advanced $1,344,157 from Next 1 Interactive, Inc. and $813,857 remains due.

NOTE 11: SUBSEQUENT EVENTS

Between May 28, 2013 and June 7, 2013, the Company issued 139,000 common shares at $0.50 per share for proceeds of $69,500.

On May 28, 2013, an investor in Next 1 Interactive, Inc., the parent company, converted 3,000 Next 1 Series D Dual Convertible Preferred Shares into 100,000 common shares of Realbiz.

On June 7, 2013, Acknew Investments, Inc., former owners of Realbiz, converted their 380,000 Next 1 Series D Dual Convertible Preferred Shares and were issued 12,666,667 common shares of Realbiz.

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

For the three months ended April 30, 2013 compared to the three months ended April 30, 2012

Revenues

Our total revenues increased 10% to $319,174 for the three months ended April 30, 2013, compared to $290,873 for the three months ended April 30, 2012, an increase of $28,301. The increase is due to increased real estate revenue from virtual tours as the real estate environment slowly improves.

Revenues from real estate increased 2% to $297,907 for the three months ended April 30, 2013, compared to $272,674 for the three months ended April 30, 2012, an increase of $25,233. The increase is due to increased real estate revenue from virtual tours.

Revenues from other sources, increased 17% to $21,267 for the three months ended April 30, 2013, compared to $18,199 for the three months ended April 30, 2012, an increase of $3,068. This increase was due to the real estate environment slowly improving in bulk sales.

Cost of Revenue

Cost of revenues decreased 46% to $13,414 for three months ended April 30, 2013, compared to $24,831 for the three months ended April 30, 2012, a decrease of $11,417. The decrease in costs was primarily associated with the Company’s decrease in costs associated with the decrease in virtual tours due to drop in available listings.

Operating Expenses

Our total operating expenses increased 174% or $796,720 to $1,253,606 for the three months ended April 30, 2013, compared to $456,886 for the three months ended April 30, 2012. The increase was primarily due to an increase of $819,054 in general and administrative expenses due to the amoritization of intangible assets.

Other Income (Expense)

Gain on forgiveness of notes payable and accrued liabilities increased to $384,304 to account for expenses related to previous officers for the three months ended April 30, 2013, compared to a loss of $895 for three months ended April 30, 2012.

Net Loss

Net loss increased 219% to $563,333 for the three months ended April 30, 2013, compared to net loss of $176,740 for the three months end April 30, 2012, a decrease of $386,593 primarily due to the increased costs.

For the six months ended April 30, 2013 compared to the six months ended April 30, 2012

Revenues

Our total revenues decreased 4% to $591,169 for the six months ended April 30, 2013, compared to $617,620 for the six months ended April 30, 2012, a decrease of $26,451. The decrease is due to reduced real estate revenue from virtual tours due to drop in available listings.

Revenues from real estate decreased 0% to $556,235 for the six months ended April 30, 2013, compared to $557,100 for the six months ended April 30, 2012, a decrease of $865. The decrease is due to reduced real estate revenue from a drop in available listings.

Revenues from other sources, decreased 42% to $34,934 for the six months ended April 30, 2013, compared to $60,520 for the six months ended April 30, 2012, a decrease of $25,586. This decrease was due to reduced real estate revenue from a drop in available listings

Cost of Revenue

Cost of revenues decreased 33% to $35,619 for six months ended April 30, 2013, compared to $53,477 for the six months ended April 30, 2012, a decrease of $17,858. The decrease in costs was primarily associated with the Company’s decrease in costs associated with the decrease in virtual tours due to drop in available listings in a tough real estate environment.

Operating Expenses

Our total operating expenses increased 82% or $800,679 to $1,779,242 for the six months ended April 30, 2013, compared to $978,564 for the six months ended April 30, 2012. The increase was primarily due to an increase of $819,054 in general and administrative expenses due to the amoritization of intangible assets.

Other Income (Expense)

Gain on forgiveness of notes payable and accrued liabilities increased to $384,304 to account for expenses related to previous officers for the three months ended April 30, 2013, compared to a loss of $960 for six months ended April 30, 2012.

Net Loss

Net loss increased 110% to $841,969 for the six months ended April 30, 2013, compared to net loss of $400,381 for the six months end April 30, 2012, an increase in loss of $441,588 primarily due to increased costs.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At April 30, 2013, the Company had $25,674 cash on-hand, a decrease of $10,734 from $36,408 at the end of fiscal 2012. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $238,234 for the six months ended April 30, 2013, a decrease of $135,166 from $103,068 used during the six months ended April 30, 2012. This decrease was due to additional amortization offset by gain on forgiveness of liabilities and additional net loss.

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

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the six monthss ended April 30, 2013 and 2012 includes compensation cost for restricted stock awards and stock options. The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables. Historically, the Company has not experienced significant losses related to receivables from individual customers. At April 30, 2013 and 2012, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

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

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of April 30, 2013, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of April 30, 2013, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 30, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2012 have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

 PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2012, filed with the SEC on February 20, 2013.

Item 2.  Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during the three months ended April 30, 2013 that were not exempt from registration under Rule 144.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended April 30, 2013.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit Number	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
June 19, 2013

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
June 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	June 19, 2013
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	June 19, 2013
Adam Friedman	(Principal Financial Officer)

