Form 10-Q/A
period 2013-04-30
REALBIZ MEDIA GROUP, INC
filed 2013-07-01
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended April 30, 2013

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

☐ Yes   ☒ No

As of June 10, 2013, there were 23,161,489 shares of the issuer’s common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

Realbiz Media Group, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, which was originally filed on June 19, 2013 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended April 30, 2013.

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

*Previously filed as exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended April 30. 2013.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ William Kerby
William Kerby
Chairman and Chief Executive Officer
June 28, 2013
/s/ Adam Friedman
Adam Friedman
Chief Financial Officer June 28, 2013