Form 10-Q
period 2013-07-31
REALBIZ MEDIA GROUP, INC
filed 2013-09-23
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013

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

As of September 19, 2013 there were 28,599,842 shares of the issuer’s common stock, $0.001 par value, outstanding.

Realbiz Media Group, Inc.

Form 10-Q

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FOR THE THREE AND NINE MONTH
PERIODS ENDED JULY 31, 2013 AND 2012

REALBIZ MEDIA GROUP, INC.

TABLE OF CONTENTS

PAGE

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5

RealBiz Media Group, Inc.
Consolidated Balance Sheets

	July 31, 2013	October 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,700	$36,408
Accounts receivable, net	134,623	31,669
Stock subscription receivable	5,000	-
Prepaid and other assets	10,233	-
Total current assets	169,556	68,077

Property, plant and equipment, net	42,149	-
Intangible assets	3,854,915	4,796,978
Total Assets	$4,066,620	$4,865,055

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$860,478	$836,961
Deferred revenue	35,821	41,859
Due to affiliate	1,257,020	835,729
Convertible Notes Payable	605,000	615,264
Loans payable	29,615	50,000
Total current liabilities	2,787,934	2,379,813

Total liabilities	2,787,934	2,379,813

Shareholders' Equity
Series A Preferred stock, $.001 par value; 125,000,000 authorized; and 94,009,762 shares issued and outstanding at July 31, 2013 and 100,000,000 shares issued and outstanding at October 31, 2012, respectively	94,010	100,000
Common stock, $.001 par value; 125,000,000 shares authorized; 24,849,831 shares issued and outstanding at July 31, 2013 and 383,651 shares issued and outstanding at October 31, 2012, respectively	24,850	383
Additional paid in capital	11,440,736	8,482,483
Affiliate advances	(2,369,875)	-
Other comprehensive income (loss)	25,763	(5,849)
Accumulated deficit	(7,936,798)	(6,091,775)
Total Shareholders' Equity	1,278,686	2,485,242

Total Liabilities and Shareholders' Equity	$4,066,620	$4,865,055

See accompanying notes to unaudited consolidated financial statements.

RealBiz Media Group, Inc.
  Consolidated Statements of Operations
  (unaudited)

	For the Three Months ended July 31,		For the Nine Months ended July 31,
	2013	2012	2013	2012

Revenues	$272,853	$278,606	$864,022	$896,226

Cost of revenues	15,538	26,054	51,157	79,531

Gross profit	257,315	252,552	812,865	816,695

Operating expenses
Salaries and benefits expenses	175,062	388,851	802,871	846,128
Selling and promotion expenses	40,146	28,220	156,261	394,165
General and administrative expenses	639,858	98,529	1,675,176	253,871
Total Costs and Expenses	855,066	515,600	2,634,308	1,494,164

Operating Loss	(597,751)	(263,048)	(1,821,443)	(677,469)

Other income (expense)
Loss on conversion of debt to equity	(1,066)	-	(1,066)	-
(Loss) Gain on forgiveness of debt	-	-	384,304	(960)
Exchange gain (loss)	(1,419)	5,097	(1,419)	5,097
Other income (expense)	2,581	(83,779)	-	(68,779)
Total Other Income (Expense), net	96	(78,682)	381,819	(64,642)

Net Loss	$(597,655)	$(341,730)	$(1,439,624)	$(742,111)

Preferred Stock Dividend	(125,261)	-	(405,399)	-

Net Loss Applicable to Common Shareholders	(722,916)	(341,730)	(1,845,023)	(742,111)

Weighted average numbers of shares outstanding	23,379,147	383,651	9,667,400	388,651

Basic and diluted net loss per share	$(0.03)	$(0.89)	$(0.19)	$(1.91)

Consolidated Statements of Comprehensive Loss

	For the Three Months ended July 31,		For the Nine Months ended July 31,
	2013	2012	2013	2012
Net Loss	$(722,916)	$(341,730)	$(1,845,023)	$(742,111)
Other comprehensive income (loss)
Unrealized gains (losses) on currency translation adjustments	11,665	-	31,612	14,362
Comprehensive loss	$(711,251)	$(341,730)	$(1,813,411)	$(727,749)

See accompanying notes to unaudited consolidated financial statements.

RealBiz Media Group, Inc.
Consolidated Statements of Cash Flows

	For the nine months ended
	July 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,439,624)	$(742,111)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on forgiveness of debt	(384,304)	-
Other comprehensive loss	31,612	14,362
Amortization of debt discount	-	-
Amortization of intangibles	1,109,873	-
Stock based compensation and consulting fees	63,418	-
Gain on sale of royalty agreement to CEO	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(102,154)	1,252
(Increase) decrease in subscription receivable	(5,000)	-
(Increase) in due to/from affiliates	162,728	512,514
(Increase) decrease in prepaid expenses	(691)	-
(Increase) decrease in security deposits	(9,542)	-
(Decrease) increase in accounts payable and accrued expenses	(7,842)	128,496
(Decrease) increase in deferred revenue	(6,038)	(577)
Decrease in other current liabilities	-	-
Net cash used in operating activities	(587,564)	(86,064)

Cash flows from investing activities:
Purchase of computer equipment	(42,149)	-
Payments towards website development costs	(168,610)	-
Net cash used in investing activities	(210,759)	-

Cash flows from financing activities:
Proceeds from officer/shareholder convertible promissory note	-	-
Principal payments on capital lease obligations	-	-
Proceeds from loans payable	35,000	-
Payments applied to loans payable	(55,385)	-
Proceeds from the sale of common stock and warrants	802,000	-
Net cash provided by financing activities	781,615	-
Net decrease in cash	(16,708)	(86,064)

Cash at beginning of period	36,408	111,237

Cash at end of period	$19,700	$25,173

Supplemental disclosure:
Cash paid for interest	$1,066	$-
Supplemental disclosure of non-cash investing and financing activity:
Shares/Warrants issued for consulting:
Common stock:
Value	$63,418	$-
Shares	124,500	-
Warrants	2,000	-

Series A Preferred shares converted to common stock:
Value	$299,512	$-
Shares	5,990,238	-

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$44,250	$-
Shares	885,000	-

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$150,000	$-
Shares	1,500,000	-

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$1,860,686	$-
Shares	14,334,942	-

Next 1 Interactive, Inc. convertible promissory notes converted to common stock:
Value	$56,376	$-
Shares	27,500	-

Conversion of convertible notes payable and accrued interest to common stock:
Value	$-	$36,624
Shares	-	18,312

See accompanying notes to unaudited consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2013 and 2012

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

NOTE 2: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On October 9, 2012 RealBiz Holdings, Inc. (RealBiz) n.k.a. Realbiz Media Group, Inc., formerly a private entity, was party to two transactions. In the first transaction shares of its common stock  were acquired by an unrelated public company, Next 1 Interactive, Inc. (the Parent). This transaction was accounted for by the Parent as a business combination using the acquisition method of accounting. Accordingly, the fair value adjustments were "pushed down" to RealBiz's books in accordance with the SEC Staff Accounting Bulletin Topic 5J "New Basis of Accounting Required in Certain Circumstances. In the second transaction RealBiz entered into a reverse acquisition transaction with another public company, Webdigs, Inc. (Webdigs) whereby Webdigs acquired 100% of RealBiz in exchange for Webdigs issuing a voting preferred stock to the Parent giving the Parent control over Webdigs. This transaction was accounted for as a recapitalization of RealBiz. Webdigs then changed its name to Realbiz Media Group, Inc.

The chronological historical events leading to the above transactions are as follows:

On August 8, 2012, Next 1 Interactive, Inc., a Nevada corporation (“Next 1”) together with its subsidiary Next One Realty (the trade name for Next 1’s wholly owned subsidiary Attaché Travel International, Inc.) entered into a Purchase Agreement (“Acknew Purchase Agreement”) with Acknew Investments Inc. (“Acknew”) and RealBiz Holdings Inc. Under the Acknew Purchase Agreement, Next 1 had agreed to acquire from Acknew common shares of RealBiz Holdings, Inc. representing approximately an 85% ownership interest in RealBiz Holdings, Inc. RealBiz Holdings Inc. is the parent corporation of RealBiz 360, Inc. and RealBiz 360 Enterprise (Canada), Inc. (together referred to as “RealBiz”).

Pursuant to the Acknew Purchase Agreement, Next 1 and Webdigs, Inc. (“Webdigs” or the “Company”) would consummate a share exchange transaction contemplated by a Share Exchange Agreement dated April 5, 2012 (“Share Exchange Agreement”) by and between Next 1 and Webdigs. In that contemplated share exchange transaction, Next 1 would receive a controlling interest in Webdigs through its receipt of approximately 93 million shares of newly designated preferred stock representing approximately 92% of the total outstanding capital stock of Webdigs immediately after the transaction. In exchange, Next 1 would transfer its entire share ownership in Attaché Travel International, Inc. (Next One Realty) to Webdigs.

On October 9, 2012, Webdigs and Next 1 completed the transactions contemplated by the Share Exchange Agreement. Under the Share Exchange Agreement, Webdigs received all of the outstanding equity in Attaché Travel International, Inc. (“Attaché”). In exchange for Webdigs’s receipt of the Attaché shares from Next 1, Webdigs issued to Next 1 a total of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock”). The exchange of Attaché shares in exchange for the Series A Stock of Webdigs is referred to as the “Exchange Transaction.”

As a condition to the closing of the Exchange Transaction, the Company changed its name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.” on October 9, 2012, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2013 and 2012

NOTE 2: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

We are engaged in the business of providing digital media and marketing services for the real estate industry.  We currently generate revenue from advertising revenues, real estate broker commissions and referral fees.  We have three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The cornerstone of all three divisions is our proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand.  Once a video created using our proprietary technology, these home listing videos are automatically distributed to multiple media platforms (Television, broadband, web and mobile) for consumer viewing.

A more detailed description of our three sources of revenue is set forth below:

1.
Our Real Estate Virtual Tour and Media Group allows real estate agents to have a video created of their customer’s homes and then posted on television, over 200 real estate websites, You Tube, and mobile applications for a monthly fee of $89. The Company currently works with over 20,000 agents monthly. Though photos and virtual tours are listed as highly important on the home buyer’s lists, the astonishing growth of YouTube and Social Media fueled by the change in consumer demographics has left the Real Estate Industry scrambling to keep up. Our direct feed services into listing databases provide for the automated creation and syndication of Virtual Tours and YouTube Videos posted directly to YouTube Channels and promoted on Social Networks. These solutions continue to support our Agent/Broker revenue base through setup and monthly recurring fees. Due to the broad media exposure of highly targeted consumers, we believe that we will also be able to generate revenue  from pre-roll/post-roll advertising for televisions, lead generation fees, banner ads and cross market advertising promotions, however to date our revenue from this division has been solely derived from the monthly fee paid to us by real estate agents. All of the Company’s revenue is currently derived from this division

2.
Through our Realtor.com Partnership we have expanded our home tour networks to include Video Portal, Widget and Mobile applications.  We currently operate an INTERACTIVE VOD Network for Real Estate in conjunction with our partner Realtor.com. The network is branded under the name of Home Tour Network and is carried on Cox Communications and Comcast stations.  In late May 2012, we signed a multiyear partnership with Realtor.com that included agreements to rebrand the network to “Realtor.com channel” and expand the network into 55 million households. Additionally we have been commissioned to develop a major real estate web portal and enhanced Widget/Microvideo app platforms to work in conjunction with Realtor.com and other major real estate brokerage groups.

3.
Our fully licensed real estate division (formerly known as Webdigs) can derive revenue from its licensed broker that engage in traditional real estate sales We have participating brokers licensed in 38 states and believe that this division is positioned to take advantage of the improving real estate market.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2013 and 2012

NOTE 2: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation

The consolidated financial statements for the three and nine months ended July 31, 2013 and 2012 include the operations of Webdigs, Inc., which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012, and the historical operations of RealBiz Media Group, Inc, which includes its subsidiaries RealBiz 360 Enterprise (Canada), Inc. and RealBiz 360, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

On May 17, 2012, the Company effected a 1 for 200 reverse stock split. All share and per share information in the consolidated financial statements presented has been retrospectively adjusted for the split.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates are used in accounting for certain items such as allowance for doubtful accounts, depreciation, amortization and stock based compensation.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Intangible assets that have finite useful lives are amortized over their estimated useful lives.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and loans payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50 “Equity Based Payments to Non-Employees”.  The Company estimates the fair value of stock options by using the Black- Scholes option pricing model.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the nine months ended July 31, 2013 and 2012, the accumulated comprehensive gain was $31,612 and $14,362, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying the following:

	July 31, 2013	July 31, 2012
Common stock options	1,000	4,000
Common stock warrants	1,571,000	1,000
Convertible note	4,033,000	-

All of the common shares underlying the stock options and warrants above were excluded from diluted weighted average shares outstanding for the three and nine months ended July 31, 2013 and 2012 respectively because their effects were considered anti-dilutive.

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on financial position or results of operations of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2013 and 2012

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $1,439,624 and $742,111 for the nine months ended July 31, 2013 and 2012 respectively. At July 31, 2013, the Company had a working capital deficit of $2,618,378 and an accumulated deficit of $7,936,798. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: INTANGIBLE ASSETS

At July 31, 2013, the Company’s intangible assets, related to a sales/marketing agreement, are as follows:

	July 31, 2013
	Weighted Average Remaining Useful Life	Costs	Accumulated Amortization	Net Carrying Value

Sales/Marketing Agreement	2.7 Years	$4,796,178	$1,109,873	$3,686,305

Web Site Development Costs (not placed in service)	0.0 Years	168,610	-	168,610

		$4,964,788	$1,109,873	$3,854,915

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

The net purchase price, including acquisition costs paid by Next 1, was allocated to assets acquired and liabilities assumed on the records of Next 1 as follows:

Cash	$34,366
Other current assets	40,696
Intangible asset	4,796,178
4,871,240

Accounts payable, accrued expenses and other miscellaneous payables	2,330,846
Deferred revenue	48,569
Convertible notes payable to officer	241,825
2,621,240
Net purchase price	$2,250,000

For the nine months ended July 31, 2013, the Company recorded amortization of $1,109,873.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2013 and 2012

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At July 31, 2013, the Company’s accounts payable and accrued liabilities are as follows:

July 31, 2013
Trade payables and accruals	$322,202
Preferred stock dividend accruals	413,900
Payroll and commissions	124.376
Total accounts payable and accrued liabilities	$860,478

NOTE 6: ADVANCES FROM NEXT 1 INTERACTIVE, INC.

During the normal course of business, Next 1, our parent, makes operating advances for operating expenses to RealBiz.  As of July 31, 2013, RealBiz owed Next 1 $1,257,020 as a result of such advances.

NOTE 7: LOANS AND NOTES PAYABLE

As of July 31, 2013, as part of the Acknew Purchase Agreement, the remaining obligation to Acknew totaled $-0-.  This payment obligation of $50,000 was satisfied on March 22, 2013 resulting in a gain on forgiveness of notes and loans payable of $374,040.

As of July 31, 2013, the Company has Convertible Notes Payable in the aggregate of $605,000 outstanding.  This Note is convertible into the Company’s common stock at $0.15 per share and bears no interest. The original Convertible Note Payable of $615,264 was sold by the Note holder and $10,264 was forgiven.

As of July 31, 2013, the Company has a one year Loan Payable with a remaining obligation of $29,615.  The Original Loan of $35,000 was used to purchase equipment and bears interest of 19%.

NOTE 8: SHARE-BASED COMPENSATION

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.

Stock Options outstanding, after taking into account a 200 for 1 reverse stock split on May 17, 2012, at July 31, 2013, are 1,000 options at $50 per share and the weighted average remaining term is 1.5 years.  The aggregate intrinsic value represents the difference between the closing stock price on July 31, 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on July 31, 2013.  There were no options exercised during the three and nine months ended July 31, 2013.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2013 and 2012

NOTE 9: SHAREHOLDERS’ EQUITY

As of July 31, 2013, the Company had 125,000,000 shares of common stock authorized with a par value of $0.001 and 125,000,000 shares of preferred stock authorized with a par value of $0.001.

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

During the nine months ended July 31, 2013, the Company:

⋅	Issued 1,604,000 shares of its common stock along with 1,569,000 one year warrants with an exercise price of $1 for cash proceeds of $802,000, or $0.50 per unit.

⋅
Issued 124,500 shares of its common stock along with 2,000 one year warrants with an exercise price of $1 for a total value of $63,418 for consulting fees rendered.  The value of the common stock issued was based on the fair value of the stock, based on quoted traded prices, at the time of issuance.  The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.12%, dividend yield of -0-%, volatility factor of 177.07% and expected life of one year.

⋅
Issued 16,747,442 shares of its common stock valued at $2,111,311 upon the conversion by parent company investors of convertible preferred shares and promissory notes of the parent company Next 1 Interactive, Inc. These common share issuances are treated as an equity distribution to the parent company.

⋅	Issued 5,990,238 shares of its common stock valued at $299,512 upon the conversion of 5,990,238 shares of the Company's Series A Preferred stock to the former CEO of Webdigs.

Entered into a stock subscription agreement for 20,000 common shares valued at $10,000, receiving cash proceeds of $5,000, leaving a stock subscription receivable of $5,000. This receivable was collected in August 2013.

Common Stock Warrants

At July 31, 2013, there were 1,571,000 warrants outstanding with a weighted average exercise price of $1.00 and weighted average life of 1 year. During the three months ended July 31, 2013, the Company issued 1,119,000 warrants, none were exercised and none expired.

Preferred Stock Series A

As of July 31, 2013, the Company had 94,009,762 shares of Series A Preferred stock issued and outstanding respectively. The Preferred shares were issued pursuant to the recapitalization and share exchange in fiscal 2012 (Note1). The preferred shares were issued at $.001 par, bear dividends at an annual rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends  accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the Market Price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value ($1.00 per share) by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share.

REALBIZ MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended July 31, 2013 and 2012

NOTE 9: SHAREHOLDERS’ EQUITY (continued)

As a result of push-down accounting applied in October 2012 (See Note 1) the Company originally recorded $5,016,506 of additional paid-in-capital.

Accrued but unpaid preferred stock dividends on the outstanding preferred shares totaled $413,900 as of July 31, 2013 and are included in accrued liabilities.

On February 27, 2013, the former CEO of Webdigs converted 5,990,238 Series A Preferred Stock into 5,990,238 shares of Realbiz Common Stock.

During the nine months ended July 31, 2013, holders of preferred stock and convertible promissory notes of our Company’s parent company, Next 1 Interactive, Inc., converted their holdings into our common shares creating an Affiliate advance of $2,369,875.

NOTE 10: RELATED PARTY TRANSACTIONS

Advance from Affiliate

As of July 31, 2013, the Company owes $1,257,020 to Next 1 Interactive, Inc. due to advances received from Next 1 Interactive, Inc.

NOTE 11: SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “SubsequentEvents,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of ASC Topic 855 on June 30, 2009. The Company evaluated subsequent events for the period after July 31, 2013, and has determined that all events requiring disclosure have been made.

During August and September of 2013, the Company:

•	received $559,860 in proceeds, net of $140 of bank charges, and issued 1,220,000 shares of common stock and 1,220,000 one (1) year warrants with an exercise price of $1.00 valued at $560,000.

•	issued 850,000 shares of common stock valued at $42,500 as requested by holders of Series B Preferred stock of our parent company, Next 1 Interactive, Inc, converting 8,500 shares.

•	issued 200,000 shares common stock as requested by convertible promissory debt holder of the Parent Company, Next 1 Interactive, Inc, converted principal valued at $10,000.

•
issued 356,300 shares of common stock and 28,800 one (1) year warrants with an exercise price of $1.00 in exchange for services rendered valued at $202,467. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate from 0.13% to  0.14%, dividend yield of -0-%, volatility factor of 320.85% to 355.26% and expected life of 1 year.

•	Issued 200,000 shares of common stock as requested by the holder of the Convertible Notes Payable. The principal amount converted was $10,000.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended October 31, 2012 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

General Overview
On October 9, 2012 RealBiz Holdings, Inc. (RealBiz) n.k.a. Realbiz Media Group, Inc., formerly a private entity, was party to two transactions. In the first transaction shares of its common stock were acquired by an unrelated public company, Next 1 Interactive, Inc. (the Parent). This transaction was accounted for by the Parent as a business combination using the acquisition method of accounting. Accordingly, the fair value adjustments were "pushed down" to RealBiz's books in accordance with the SEC Staff Accounting Bulletin Topic 5J "New Basis of Accounting Required in Certain Circumstances. In the second transaction RealBiz entered into a reverse acquisition transaction with another public company, Webdigs, Inc. (Webdigs) whereby Webdigs acquired 100% of RealBiz in exchange for Webdigs issuing a voting preferred stock to the Parent giving the Parent control over Webdigs. This transaction was accounted for as a recapitalization of RealBiz. Webdigs then changed its name to Realbiz Media Group, Inc.

The chronological historical events leading to the above transactions are as follows:

On August 8, 2012, Next 1 Interactive, Inc., a Nevada corporation (“Next 1”) together with its subsidiary Next One Realty (the trade name for Next 1’s wholly owned subsidiary Attaché Travel International, Inc.) entered into a Purchase Agreement (“Acknew Purchase Agreement”) with Acknew Investments Inc. (“Acknew”) and RealBiz Holdings Inc. Under the Acknew Purchase Agreement, Next 1 had agreed to acquire from Acknew common shares of RealBiz Holdings, Inc. representing approximately an 85% ownership interest in RealBiz Holdings, Inc. RealBiz Holdings Inc. is the parent corporation of RealBiz 360, Inc. and RealBiz 360 Enterprise (Canada), Inc. (together referred to as “RealBiz”).

Pursuant to the Acknew Purchase Agreement, Next 1 and Webdigs, Inc. (“Webdigs” or the “Company”) would consummate a share exchange transaction contemplated by a Share Exchange Agreement dated April 5, 2012 (“Share Exchange Agreement”) by and between Next 1 and Webdigs. In that contemplated share exchange transaction, Next 1 would receive a controlling interest in Webdigs through its receipt of approximately 93 million shares of newly designated preferred stock representing approximately 92% of the total outstanding capital stock of Webdigs immediately after the transaction. In exchange, Next 1 would transfer its entire share ownership in Attaché Travel International, Inc. (Next One Realty) to Webdigs.

On October 9, 2012, Webdigs and Next 1 completed the transactions contemplated by the Share Exchange Agreement. Under the Share Exchange Agreement, Webdigs received all of the outstanding equity in Attaché Travel International, Inc. (“Attaché”). In exchange for Webdigs’s receipt of the Attaché shares from Next 1, Webdigs issued to Next 1 a total of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock”). The exchange of Attaché shares in exchange for the Series A Stock of Webdigs is referred to as the “Exchange Transaction.”

As a condition to the closing of the Exchange Transaction, the Company changed its name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.” on October 9, 2012, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

As a condition to the closing of the Exchange Transaction, our Company changed its name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.” on October 3, 2012, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

As a result of the Exchange Transaction and the conversion of liabilities referred to above, the shareholders of our Company before the Exchange Transaction retained approximately 365,176 shares of common stock (after giving effect to a reverse split effected as of May 3, 2012), representing approximately .364% of our issued and outstanding shares of capital stock (both common and preferred) immediately after the Exchange Transaction. Unless otherwise indicated, all common share figures set forth in this Current Report are on a post-split basis.

Results of Operations

The following information should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Annual Report.

For the three months ended July 31, 2013 compared to the three months ended July 31, 2012

Revenues

Our total revenues decreased 2.1% to $272,853 for the three months ended July 31, 2013, compared to $278,606 for the three months ended July 31, 2012, a decrease of $5,753. The decrease is due to decreased real estate advertising revenue from virtual tours due to drop in available listings.

Cost of Revenue

Cost of revenues decreased 40.4% to $15,538 for three months ended July 31, 2013, compared to $26,054 for the three months ended July 31, 2012, a decrease of $10,516. The decrease in costs was primarily associated with the Company’s decrease in costs associated with the decrease in virtual tours due to drop in available listings.

Operating Expenses

Our total operating expenses increased 65.8% or $339,466 to $855,066 for the three months ended July 31, 2013, compared to $515,600 for the three months ended July 31, 2012. The increase was primarily due to an increase in general and administrative expenses due to the amortization of intangible assets offset by a decrease in salaries and benefits.

Other Income (Expense)

Other income increased to $96 for the three months ended July 31, 2013, compared to a other expense of $78,682 for three months ended July 31, 2012.

Net Loss

Net loss increased 74.9% to $597,655 for the three months ended July 31, 2013, compared to net loss of $341,730 for the three months end July 31, 2012, an increase in loss of $255,925 primarily due to the increased amortization of intangible costs.

For the nine months ended July 31, 2013 compared to the nine months ended July 31, 2012

Revenues

Our total revenues decreased 3.6% to $864,022 for the nine months ended July 31, 2013, compared to $896,226 for the nine months ended July 31, 2012, a decrease of $32,204. The decrease is due to reduced real estate advertising revenue from virtual tours due to drop in available listings.

Cost of Revenue

Cost of revenues decreased 35.7% to $51,157 for nine months ended July 31, 2013, compared to $79,531 for the nine months ended July 31, 2012, a decrease of $28,374. The decrease in costs was primarily associated with the Company’s decrease in costs associated with the decrease in virtual tours due to drop in available listings in a tough real estate environment.

Operating Expenses

Our total operating expenses increased 76.3% or $1,140,144 to $2,634,308 for the nine months ended July 31, 2013, compared to $1,494,164 for the nine months ended July 31, 2012. The increase was primarily due to an increase in general and administrative expenses due to the amortization of intangible assets offset by a decrease in selling and promotions expense.

Other Income (Expense)

Gain on forgiveness of notes payable and accrued liabilities increased to $384,304 to account for expenses related to previous officers for the nine months ended July 31, 2013, compared to a loss of $960 for nine months ended July 31, 2012.

Net Loss

Net loss increased 94.0% to $1,439,624 for the nine months ended July 31, 2013, compared to net loss of $742,111 for the nine months end July 31, 2012, an increase in loss of $697,513 primarily due to increased amortization of intangible costs.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At July 31, 2013, the Company had $19,700 cash on-hand, a decrease of $16,708 from $36,408 at the end of fiscal 2012. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $587,564 for the nine months ended July 31, 2013, an increase of $501,500 from $86,064 used during the nine months ended July 31, 2012. This increase was mainly due to additional amortization partially offset by gain on forgiveness of liabilities and additional net loss.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations.   During the nine months ended July 2013, we raised $802,000 from the sale of common stock and warrants.  Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms.  Based on our current plans, we believe that our cash provided from the above sources will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

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

 Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the nine months ended July 31, 2013 and 2012 includes compensation cost for restricted stock awards and stock options. The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received 30 days after a transaction closes. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to receivables. Historically, the Company has not experienced significant losses related to receivables from individual customers. At July 31, 2013 and 2012, the Company considers its accounts receivable to be fully collectible and therefore, has not recorded an allowance for doubtful accounts.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of July 31, 2013, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of July 31, 2013, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2012 have not been remediated. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increasing the number of employees to remediate the disclosure control and procedure material weaknesses that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise its needs to remediate the material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities

During the nine months ended July 31, 2013, the Company:

⋅	Issued 1,604,000 shares of its common stock along with 1,569,000 one year warrants with an exercise price of $1 for cash proceeds of $802,000.

⋅
Issued 124,500 shares of its common stock along with 2,000 one year warrants with an exercise price of $1 for a total value of $63,418 for consulting fees rendered.  The value of the common stock was issued was based on the fair value of the stock at the time of issuance.

⋅
Issued 16,747,442 shares of its common stock valued at $1,798,616 upon the conversion of the holders of convertible preferred shares and promissory notes held in its parent company Next 1 Interactive, Inc.

⋅
Issued 5,990,238 shares of its common stock valued at $299,512 upon the conversion of 5,990,238 shares of the Company's Series A Preferred stock. These shares were issued in reliance upon the exemption provided under Section 3(a)(9) of the Securities Act of 1933.

During August and September of 2013, the Company:

⋅	received $559,860 in proceeds, net of $140 of bank charges, and issued 1,220,000 shares of common stock and 1,220,000 one (1) year warrants with an exercise price of $1.00 valued at $560,000.

⋅	issued 850,000 shares of common stock valued at $42,500 as requested by holders of Series B Preferred stock of our parent company, Next 1 Interactive, Inc, converting 8,500 shares.

⋅	issued 200,000 shares common stock as requested by convertible promissory debt holder of the Parent Company, Next 1 Interactive, Inc, converted principal valued at $10,000.

⋅
 issued 356,300 shares of common stock and 28,800 one (1) year warrants with an exercise price of $1.00 in exchange for services rendered valued at $202,467. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate from 0.13% to 0.14%, dividend yield of -0-%, volatility factor of 320.85% to 355.26% and expected life of 1 year.

⋅
issued 339,500 shares of common stock and 12,000 one (1) year warrants with an exercise price of $1.00 in exchange for services rendered valued at $178,780. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended July 31, 2013.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Designations for Series A Convertible Preferred Stock.*

4.1	Certificate of Designations for Series B Convertible Preferred Stock.*

4.2	Certificate of Designations for Series C Convertible Preferred Stock.*

4.3	Certificate of Designations for Series D Convertible Preferred Stock.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
September 23, 2013

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
September 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	September 23, 2013
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	September 23, 2013
Adam Friedman	(Principal Financial Officer)