Form 10-K
period 2013-10-31
REALBIZ MEDIA GROUP, INC
filed 2014-02-13
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013

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
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer   ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

☐ Yes    ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant (non-affiliates) was approximately $6,710,489 as of April 30, 2013 when the last reported sales price was $1.25 per share. As of February 7, 2014, 57,867,779 shares of common stock were outstanding. This takes into account the 1 for 200 reverse stock split which occurred on May 17, 2012

Realbiz Media Group, Inc.

Form 10-K

PART I
ITEM 1. BUSINESS

Overview of our Business and its History

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from advertising revenues, real estate broker commissions and referral fees. We have three divisions: (i) our fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) our TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The cornerstone of all three divisions is our proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand. Once a video is created using our proprietary technology, these home listing videos are automatically distributed to multiple media platforms (Television, broadband, web and mobile) for consumer viewing.

We have positioned our Company in the following four areas summarized here and explained in more detail below:

1.
Real Estate Video on Demand Channel – We earn fees from pre-roll/post-roll advertising, banner ads and cross-market advertising promotions. We charge an $89 listing and marketing fee, and earn revenue from web-based and mobile advertising.

2.
Website and Mobile Applications – We are developing a real estate web portal. This site is expected to be unique to the world of real estate search sites on multiple levels, from a consumer perspective the user experience is being designed to be completely visual and video centric, secondly, the site will provide local neighborhood information and allow for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood, and the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

3.
Agent to Agent Interaction-From an industry perspective we believe the site can be viewed as revolutionary because it includes an agent only platform that allows for agent to agent interaction, and “App Store” for relevant video content, community events, discount coupons, industry news and agent share programs. This site will completely empower the agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they’re currently paying. This agent only site will interact with our Microvideo App (MVA) platform. The MVA was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition.

4.
Traditional Real Estate Sales – Our previous company, Webdigs, had a licensed real estate brokerage division that currently has participating brokers in 48 states. We believe there are potential opportunities to take advantage of such an improving real estate market, and that our traditional brokerage division will be able to capture leads from the Real Estate Video on Demand Channel. The Company currently has no activities in this division.

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

We believe the technological developments in the real estate market and the increased amount of information available to and used by ordinary consumers appear to be circumstances that are similar to those developments that eventually gave rise to the non-traditional stock brokerages which have intruded upon the market dominance of traditional stock brokerages over the past two decades. For example, we note that the non-traditional stock brokerages developed their services and products to compete primarily on the bases of price, consumer effort and technology. Their websites, such as TD Ameritrade or e-Trade, provide not only trading capacity for the average consumer, but also a tremendous amount of information about companies. In this regard, we note that there has recently been a proliferation of various Internet-related real estate businesses that seek to provide either specific and limited services or information relating to residential real estate transactions (e.g., ForSaleByOwner.com, BuyOwner.com, Trulia.com and Zillow.com). Like the non-traditional stock brokerages, these businesses typically rely on consumer effort, technology and price as the bases for competition. This is the model Webdigs has based its business plan on.

Real Estate On Demand

General

For the real estate video on demand area (“VOD”), we plan to market the approximately 120,000 “premium VOD TV residential home listings” as well as incorporate approximately over 2.5 million Multiple Listing Service (“MLS”) home listings from all major U.S. cities, with video on demand and interactive capabilities for users of our real estate website. We expect that this new interactive real estate tool may create direct referral fees, placement fees, advertising fees and possibly even mortgage financing revenue for our Company at a future date.

We recognize that in the U.S. most consumers research the buying of a home primarily through the Internet, newspapers and real estate magazines. Television does present a unique option as it provides brokers with significant “Brand Awareness” in addition to individual property promotion. However as with other video mediums, traditional cable television on demand is changing as consumers increasingly move to adopt new platforms like IPTV (i.e. Rovi, Roku, Netflix) to access content on demand. We believe that the VOD solutions will continue to expand thereby allowing the consumer to view, in high quality video, local listings and specialty properties (oceanfront properties, mountain homes, farms, senior communities, etc.) through their screen of choice (television, computer or mobile device). This familiar television environment is no longer centered on the baby boomer and over-40 demographic that, in many cases, are more comfortable with a remote control then they are with a mouse or touch screen. The real estate VOD solution is branded as “Home Tour Network.” RealBiz has been servicing the real estate industry for over 6 years and enjoys direct access to the nation's largest real estate companies.

Currently, our desktop solution for virtual tours has been used by over 60,000 real estate agents and brokers.

Key Trends for VOD Advertising

The VOD market shows the strong potential for giving the company and brokers a great awareness platform to drive people to targeted websites. Additionally with, traditional cable television on demand platform expanding to meet consumers increasing move to adopt new platforms like IPTV (i.e. Rovi, Roku, Netflix), VOD opportunities also expand as the new platforms no longer have restrictions for the amount of content or booking capabilities The video audience grew by 32%, and time spent grew by 12%. According to Magna Global, VOD will outperform DVR in the US, reaching nearly 66 million households vs. 53 million households for DVR in 2015. In the VOD market, Comcast holds the lion’s share in terms of VOD views and revenues. With the acquisition of NBC Universal, Comcast will be able to serve one-fourth of the U.S pay-television households. Comcast has approximately 22.8 million cable television subscribers and 17 million high-speed Internet subscribers   .

New Opportunities for VOD Advertising

VOD ad platforms support a variety of advertising formats, from traditional embedded ad spots to ad overlays, bookends and even long-form, on-demand “showcase” ads that deliver information and allow some degree of interaction. Marketer, a leading media research firm, estimates that U.S. online advertising spending will hit new peaks from 2012 to 2014, surpassing US$30 billion in 2012, and exceeding US$40 billion in 2014. Marketer expects that spending on marketing will bring double-digit growth to online advertising for five consecutive years.

We believe the real estate market in particular is well suited to use VOD technology for the following reasons:

•	Real estate agents and brokers generally look for more cost-effective ways to market
•	Agents that place their listings on TV have a distinct marketing advantage over agents that don’t
•	Google has made Traditional Internet websites and high-end print advertising (pay for click) very expensive
•	Media channels focused on real estate are better able to reach the “new consumer”
•	VOD is able to deliver what potential home buyers are asking for – video of a prospective home purchase, which provides valuable information to consumers
•	Ability to target in local markets
•	VOD is able to promote both listings and brand
•	Reach out to higher demographics - Cable viewers have higher incomes, higher education and more disposable income
•	Access through their television allows consumer home seekers to easily search listings with the touch of their remote‘

Our VOD Solution

RealBiz is becoming one of the fastest growing real estate image content management, creation and media delivery companies in the United States. In addition, we believe our approach to VOD will be beneficial due to the following factors:

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

Home Tour Network

Home Tour Network currently operates in 3 strategic cities – Atlanta, Las Vegas and Chicago. The VOD platform allows for up to 3,000 television listings with a reach that ranges from hundreds of thousands of homes per market to over a million homes in some markets. Real estate agent’s listings are automatically converted from the industry’s largest data feed and then can easily be placed on our interactive television platform for a fee ranging from $50 to $90 per month. This is a fraction of the cost to run an advertisement in a newspaper and provides real feedback to the agent.

Website and Mobile Applications

RealBiz is utilizing its technological advantage along with its industry contracts to create two separate and very important critical paths for real estate professionals and their organizations to follow. By using its video processing prowess combined with micro-site and website building techniques RealBiz has created an agent/broker micro-site product that leverages best practices in SEO (search engine optimization) on the agent/brokers behalf and delivers a web and mobile friendly rich media experience to consumers. This solution provides the broker a significant increase in organic ranking in local searches, increased site traffic and by doing so, reduces the agent/broker dependency on traditional listing aggregators. Secondly, by leveraging its relationship within the industry, RealBiz has access to a database of over 1.5 million homes. These homes are being converted into video assets and will be part of a real estate portal that unlike other listing aggregators will empower the agents with tools to push information in the form of video (their listings, other listings and useful home buyer/home owner information) to their prospect base. This solution provides the “zero listing” agent (about 70% of the agents in the U.S.) the opportunity to position themselves as a local community expert with listings and information that make him/her an asset to their prospect base. This portal and its tools will provide a much needed sense of control to the agent community while providing a significant decrease in their cost of lead acquisition.

Market and Competition

The National Association of Realtors has approximately 1.2 million members, of which we estimate roughly half are active and associated with at least one real estate brokerage firm.

Presently, Zillow is the largest independent real estate market site, as measured by homes in its database and unique visitors to its website. Zillow at present is the market leader in terms of unique visitors to its website however no one company has yet been able to establish a clearly dominant position. Realtor.com, Trulia, Homes.com and a variety of other websites all have meaningful market share and listing information. Trulia.com for example, has about 60% of Zillow’s traffic and is growing faster, year-over-year. We believe that we can carve out a piece of this lucrative market utilizing our innovative agent partnership platform and significant video assets.

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

RESEARCH AND DEVELOPMENT

The Company spends a significant amount of time and resources in developing new software and improving its current products. The Company has spent $836,000 and $495,000 respectively for research and development in each of the fiscal years ending 2013 and 2012.

INTELLECTUAL PROPERTY

The Company has been granted perpetual licenses of patents which the Company uses for imaging and streaming tiled images as well as 3D image and warping technologies.

Employees

The Company currently has 27 full-time and six part-time employees.

Corporate Structure and Information

Our principal offices are located at 2690 Weston Road, Suite 200, Weston, FL 33331, and our telephone number at that office is (954) 888-9779. Our website address is www.realbizmedia.com. The information contained on our website or that can be accessed through our website does not constitute part of this document.

On October 9, 2012, we completed a share exchange (the “Exchange Transaction” ) with Next 1 Interactive, Inc., a Nevada corporation (“Next 1”), that was contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”) pursuant to which we received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”) in consideration of our issuance to Next 1 of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock). Attaché owns approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). As a condition to the closing of the Exchange Transaction, on October 3, 2012, we changed our name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.”, by engaging in a short-form parent-subsidiary merger in the State of Delaware. Bill Kerby, our Chief Executive Officer is also the Chief Executive Officer of Next 1 and our Chief Financial Officer, Adam Friedman is also the Chief Financial Officer of Next 1.

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

Our former entity, Webdigs, Inc., began operations in July 2007 and to date has not generated a yearly profit. In addition, consolidated annual revenues remain around $1 million. As a young company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries such as residential real estate and mortgage brokerage and particularly in light of current general economic, real estate and credit market conditions.

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ending October 31, 2013 and there is significant risk to the survival of the enterprise.

There is substantial doubt about our ability to continue as a going concern.

We have had net losses for the years ended October 31, 2013 and 2012 of $3,764,089 and $963,220 respectively. Furthermore, we had a working capital deficit as of October 31, 2013 of $374,319. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new business, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

We will require additional financing in the future, but such financing may not be available to us.

If adequate funds are not available on acceptable terms, we may be unable to fund the operation of our business. As a result, we would likely be forced to dramatically alter or cease operations. To date, our revenues from operations have not generated cash flow sufficient to finance our operations and growth. We will require as a result significant additional capital to continue our operations. There can be no assurance given that we will be able to secure additional financing in the future.

We critically rely on our executive management, and the loss of certain members of management would materially and negatively affect us.

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Bill Kerby, CEO and Chairman, Doug Checkeris, Acting Chief Marketing Officer, Steven Marques, Acting President/Chief Revenue Officer, Deborah Linden, COO, and Adam Friedman, Chief Financial Officer. If we lose the services of any of these members of management, our business would be materially and adversely affected. We have entered into a formal services and non-competition agreements with Ms. Linden and Mr. Checkeris. Nevertheless, agreements do not ensure the continued availability to us of Mr. Checkeris and Ms. Linden or any other manager or employee. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

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

Our operations are dependent upon our ability to protect our intellectual property, which could be costly.

Our technology is the cornerstone of our business and our success will depend in part upon protecting any technology we use or may develop from infringement, misappropriation, duplication and discovery, and avoiding infringement and misappropriation of third party rights. Our intellectual property is essential to our business, and our ability to compete effectively with other companies depends on the proprietary nature of our technologies. We do not have patent protection for our proprietary video on demand technology. We rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain, and strengthen its competitive position. Although we have confidentiality provisions in the agreements with our employees and independent contractors, there can be no assurance that such agreements can fully protect our intellectual property, be enforced in a timely manner or that any such employees or consultants will not violate their agreements with us.

Furthermore, we may have to take legal action in the future to protect our trade secrets or know-how, or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time-consuming to us, and there can be no assure that such actions will be successful. The invalidation of key proprietary rights which we own or unsuccessful outcomes in lawsuits to protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

If we cannot adequately protect our intellectual property rights, our competitors may be able to compete more directly with us, which could adversely affect our competitive position and, as a result, our business, financial condition and results of operations.

Our certificate of incorporation grants our Board of Directors, without any action or approval by our stockholders, the power to issue additional shares of capital stock, including the power to designate additional classes of common and preferred stock.

Our authorized capital consists of 250,000,000 shares of capital stock, of which 125,000,000 are authorized common shares and 125,000,000 are authorized Series A Preferred Shares. We currently have 57,867,779 shares of common stock outstanding and 94,016,400 shares of Series A Preferred Stock outstanding. Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company.

On May 17, 2012, the Company affected a 1 for 200 reverse stock split. The Company retrospectively restated the outstanding shares for the earnings per share calculation.

There is limited public market for our common stock.

There is currently a limited trading market for our securities on the OTCQB over-the-counter-market. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

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

The online residential real estate industry is subject to rapid innovation and technological change, shifting customer preferences, new service introductions and competition from traditional real estate brokerage firms. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Although we believe that we are offering a unique solution, there can be no assurance that our services will gain the market acceptance we seek, be competitive technologically or otherwise, or that any other services developed by us will be competitive.

Our ability to compete in this industry will depend upon, among other things, broad acceptance of our services and the content we provide and on our ability to continually improve current and future services we may develop and our content to meet changing customer requirements. There can be no assurance that we will successfully identify new service or product opportunities and develop and bring to the market new and enhanced solutions in a timely manner, that such products or services will be commercially successful, that we will benefit from such development, or that products and services developed by others will not render our products and services noncompetitive or obsolete. If we are unable to penetrate markets in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced products or services do not achieve a significant degree of market acceptance, our business would be materially and adversely affected.

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures and that our internal control over financial reporting were not effective .Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In our case, our failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of five directors, two of whom are considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company's processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we meet the audit committee independence requirements of a national securities exchange we will be ineligible for listing on any national securities exchange.

Our board of directors act as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officer on the board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

Certain provisions of the General Corporation Law of the State of Delaware, our Amended and Restated Certificate of Incorporation, as amended, and our bylaws may have anti-takeover effects which may make an acquisition of our company by another company more difficult.

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested stockholder (generally, a 15% or greater stockholder) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

Our Amended and Restated Certificate of Incorporation and bylaws contain provisions that permit us to issue, without any further vote or action by the stockholders, up to 125,000,000 shares of preferred stock in one or more series and, with respect to each such series, to fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series, and the preferences and relative, participating, optional and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of such series.

Our bylaws provide that special meetings of stockholders may be called only by the chairman or by our board. Stockholders are not permitted to call a special meeting of stockholders, to require that the board call such a special meeting, or to require that our board request the calling of a special meeting of stockholders.

These provisions on our Amended and Restated Certificate of Incorporation and Bylaw may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest

We have never paid dividends and have no plans to pay dividends in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of our preferred or common stock and we do not expect to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our preferred or common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

Certain of our officers may have a conflict of interest.

Some of our officers, including our Chief Executive Officer and our Chief Financial Officer are currently working for the Company on a part-time basis. Several of the part-time employees also work at other jobs and have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs. We expect that some of these officers may join the Company on a full-time basis, but there can be no assurance given that any or all of our officers will be so employed.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 2690 Weston Road, Suite 200, Weston, FL 33331.  Our parent Company, Next 1 Interactive, Inc. leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, we are renting the commercial office space, for a term of five years commencing on January 1, 2011 through December 31, 2015. We do not currently pay rent to Next 1 Interactive, Inc.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings. From time to time, we (or our principal operating subsidiary, RealBiz) may be named as a defendant in legal actions arising from our normal business activities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock is listed on the OTCQB under the symbol RBIZ. Our stock began trading under the symbol “WBDG” on December 19, 2008 and changed to “RBIZ” on October 5, 2012. The following table shows our high and low closing prices of our common stock at the end of each quarter for the fiscal years 2013 and 2012. These stock prices below take into account the 1 for 200 reverse stock split which occurred on May 17, 2012.

Period	High Price	Low Price

Fiscal Year Ended October 31, 2013
First Quarter	$3.00	$1.50
Second Quarter	$3.90	$1.13
Third Quarter	$2.46	$0.34
Fourth Quarter	$4.65	$1.10

Fiscal Year Ended October 31, 2012
First Quarter	$0.42	0.24
Second Quarter	$0.32	$0.22
Third Quarter	$0.22	$0.22
Fourth Quarter	$3.00	$0.22

Our closing stock price on February 7, 2014 was $0.93. As of the date of this filing, we had approximately 403 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on October 31, 2013, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	N/A	-

Restricted Stock Plan and Stock Option equity compensation plans not approved by shareholders (1) (2)	1,000	$50.00	None
 ____________________
(1) On October 31, 2009, 1,000 options were granted to a new director, expiring in October 31 2014.
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

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the three months ended October 31, 2013 that were not registered under the Securities Act.

•	Issued 6,042,000 shares of our common stock along with 6,040,000 one year warrants with an exercise price of $1 for cash proceeds of $3,024,000.

•
Issued 483,100 shares of its common stock along with 69,600 one year warrants with an exercise price of $1 for a total value of $582,612 for consulting fees rendered.  The value of the common stock was issued was based on the fair value of the stock at the time of issuance.

•	Issued 15,347,914 shares of its common valued at $4,942,396 upon the conversion of the holders of convertible preferred shares and promissory notes held in its parent company Next 1 Interactive, Inc.

•
Issued 2,166,660 shares of its common stock valued at $0.15 per share upon the conversion of notes in the aggregate principal amount of $325,000. These shares were issued in reliance upon the exemption provided under Section 3(a)(9) of the Securities Act of 1933.

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

General Overview

 We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from advertising revenues, real estate broker commissions and referral fees. We have three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The cornerstone of all three divisions is our proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand. Once a video is created using our proprietary technology, these home listing videos are automatically distributed to multiple media platforms (Television, broadband, web and mobile) for consumer viewing.

We have positioned our Company in the following four areas summarized here and explained in more detail below:

1.
Real Estate Video on Demand Channel – We earn fees from pre-roll/post-roll advertising, banner ads and cross-market advertising promotions. We charge an $89 listing and marketing fee, and earn revenue from web-based and mobile advertising.

2.
Website and Mobile Applications – We are developing a real estate web portal. This site is expected to be unique to the world of real estate search sites on multiple levels, from a consumer perspective the user experience is being designed to be completely visual and video centric, secondly, the site will provide local neighborhood information and allow for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood, and the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

3.
Agent to Agent Interaction-From an industry perspective we believe the site can be viewed as revolutionary because it includes an agent only platform that allows for agent to agent interaction, and “App Store” for relevant video content, community events, discount coupons, industry news and agent share programs. This site will completely empower the agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they’re currently paying. This agent only site will interact with our Microvideo App (MVA) platform. The MVA was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition.

4.
Traditional Real Estate Sales – Our previous company, Webdigs, had a licensed real estate brokerage division that currently has participating brokers in 48 states. We believe there are potential opportunities to take advantage of such an improving real estate market, and that our traditional brokerage division will be able to capture leads from the Real Estate Video on Demand Channel. The Company currently has no activities in this division.

The Share Exchange

On October 9, 2012, we completed a share exchange (the “Exchange Transaction” ) with Next 1 Interactive, Inc., a Nevada corporation (“Next 1”),that was contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”) pursuant to which we received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”) in consideration of our issuance to Next 1 of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock). Attaché owns approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). As a condition to the closing of the Exchange Transaction, on October 3, 2012, we changed our name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.”, by engaging in a short-form parent-subsidiary merger in the State of Delaware. Bill Kerby, our Chief Executive Officer is also the Chief Executive Officer of Next 1 and our Chief Financial Officer, Adam Friedman is also the Chief Financial Officer of Next 1.

Coincident with the closing of the Exchange Transaction, we converted all of our outstanding debt, payables and liabilities owed to Robert A. Buntz, Jr. (“Buntz”) and Edward Wicker (“Wicker”) into an aggregate of 7 million shares of Series A Stock. Specifically, Mr. Buntz received 5,983,600 shares of Series A Stock upon his conversion of approximately $401,498 in liabilities we owed him, and Wicker received 1,016,400 shares of Series A Stock upon his conversion of approximately $53,356 in liabilities we owed him. Buntz was, and remains after the Exchange Transaction, a director of our Company. At the closing of the Exchange Transaction, Mr. Wicker resigned his position as a director of our Company and as our Chief Financial Officer. The Preferred A Shares for Mr. Buntz were converted to 5,990,238 Common Shares on February 27, 2013.

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

On March 16, 2012, we sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets, which were held in Webdigs, LLC, included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. Also included in this transaction was a royalty agreement for which Fiontrai II paid $1,000.00 (part of the total $15,000). Robert Buntz, CEO purchased the royalty agreement from us in exchange for a principal reduction of his loan to the Company of $5,000.

Please see Note 16, Subsequent Events, for recent developments.

Results of Operations

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

Revenues

Our total revenues decreased 2% to $1,145,540 for the year ended October 31, 2013, compared to $1,172,498 for the year ended October 31, 2012, a decrease of $26,958. This is due to a decrease in the commission revenue share portion of the multiple listing service contracts expiring and not renewed.

Cost of Revenue

Cost of revenues decreased 43% to $60,297 for year ended October 31, 2013, compared to $105,116 for the year ended October 31, 2012, a decrease of $44,819. This is due to a decrease in the commission revenue share portion of the multiple listing service contracts expiring and not renewed.

Operating Expenses

Our operating expenses, include salaries and benefits, selling and promotion, general and administrative expenses, increased 132% to $4,791,247 for the year ended October 31, 2013, compared to $2,068,823 for the year ended October 31, 2012, an increase of $2,722,424.  This increase was substantially due to an increase in salaries and benefits of $341,251, the amortization of intangible assets of $1,377,348, consulting fees incurred in raising capital of $610,206, investor relations of $296,382 and to a lesser extent due to bad debt of $75,405, audit and accounting fees of $68,908, insurance of $63,962, filing fees of $30,217, legal and professional fees of $33,815 and miscellaneous expenses of $7,583.  This was partially offset by decreases in selling and promotion of $53,638, dues and subscriptions of $29,446, webhosting of $43,972 and travel and entertainment of $55,597.

Other Income (Expenses)

Interest expense increased 100% to $442,341 for year ended October 31, 2013, compared to $-0- for year ended October 31, 2012, an increase of $442,341 due primarily to the amortization of the beneficial conversion features of the new convertible promissory notes. Gain on forgiveness of debt increased 100% to $384,304 for the year ended October 31, 2013, compared to $-0- for the year ended October 31, 2012, an increase of $384,304 due primarily to the forgiveness of amounts due to various creditors during the current fiscal year. To a lesser extent, a decrease of 98% to $592 for the year ended October 31, 2013, compared to $38,221 for the year ended October 31, 2012, a decrease of $37,629 offset by an increase other expenses of 100% to $640 for the year ended October 31, 2013, compared to $-0- for the year ended October 31, 201, an increase of $640.

Net Loss

We had a net loss of $3,764,089 for the year ended October 31, 2013, compared to net loss of $963,220 for the year ended October 31, 2012, an increase of $2,800,869. The increase in loss from 2012 to 2013 was primarily due to an increase of $1,377,348 in the amortization of intangible assets, increase in interest expense of $440,000 due to the amortization of the beneficial conversion feature of new convertible promissory notes and consulting fees of $610,206.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2013, we had $1,304,374 cash on-hand, an increase of $1,267,966 from $36,408 at the start of fiscal 2012. The increase in cash was due primarily to funds raised through common stock subscription agreements.

Net cash used in operating activities was $2,172,242 for the year ended October 31, 2013, an increase of $2,126,673 from $45,569 used during the year ended October 31, 2012. This decrease was primarily due to an increase in amortization of intangibles, amortization of beneficial conversion feature, stock based compensation and consulting fees, offset by gain on forgiveness of debt.

Net cash used in investing activity increased to $470,506 for the year ended October 31, 2013, compared to $-0- for the year ended October 31, 2012, an increase of $470,506 primarily due to incurring website development costs and to a lesser expense the purchase of computer equipment.

Net cash provided by financing activities increased $3,939,974 to $3,910,714, for the year ended October 31, 2013, compared to net cash used of $29,260 for the year ended October 31, 2012. This increase was primarily due to the net increase of proceeds received from loans of $50,474 and net proceeds from common stock subscriptions and the exercise of warrants in the amount of $3,889,500.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2013 and 2012 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2013 and 2012.

Share-Based Compensation.  The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the years ended October 31, 2013 and 2012 includes compensation cost for restricted stock awards and stock options. The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. For the year ended October 31, 2013, the Company determined the allowance for doubtful accounts to be $76,823.

Office Equipment and Fixtures. Office equipment and fixtures are recorded at cost. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment	3 years

Intangible Assets.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company's financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 is not expected to have a material impact on the company's financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU No. 2013-04"). ASU No. 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, ASU No. 2013-04 requires an entity to disclose the nature and amount of the obligation, as well as other information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Annual Report on Form 10-K were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of October 31, 2013, we have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management has re-evaluated the control deficiencies identified in the prior fiscal year.

We conclude that, as of October 31, 2013, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.  We intend to further improve our internal controls in our current fiscal year and add additional measures to further mitigate our material internal control weaknesses as the Company grows assuming our operating funds are sufficient.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2012 have not been fully remediated.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Key Employees

Name	Age	Position(s)	Independent Director
Bill Kerby	56	Director (Chairman), Chief Executive Officer	No

Adam Friedman	49	Chief Financial Officer	N/A

Donald Monaco	61	Director	Yes

Deborah Linden	58	Chief Operating Officer, Director	No

Robert A. Buntz, Jr.	61	Director	No

Steven Marques	53	Chief Revenue Officer	N/A

Doug Checkeris	58	Acting Chief Marketing Officer, Director	No

Keith A. White	51	Director	Yes

Patrick Scheltgen	47	Chief Information Officer	N/A

Mark Lemon	54	Chief Technology Officer	N/A

Biographies for the members of our Board of Directors and our management team are set forth below:

William Kerby – Chief Executive Officer and Chairman:

On December 21, 2012, the board of directors of the Company appointed William Kerby, age 56, to the position of Chief Executive Officer and Chairman of the Board of the Company. Mr. Kerby is the founder of Next 1, Interactive, Inc. From 2008 to present, he has been the architect of the Next 1 model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the company. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia .

The Board believes that Mr. Kerby’s vast knowledge of the industry and extensive experience in senior corporate positions make him ideally qualified to help lead the Company. His executive leadership and operational experience provide him with a broad understanding of the operational, financial and strategic issues facing public companies. His service with other public companies provides him with extensive corporate governance knowledge.

Adam Friedman - Chief Financial Officer:

On December 21, 2012, the board of directors of the Company appointed Adam Friedman, age 49, to the position of Chief Financial Officer of the Company. Mr. Friedman has served as the Chief Financial Officer of Next 1 Interactive, Inc. since 2010. From 2006 to 2010, Mr. Friedman had previously served as Chief Financial Officer, Corporate Secretary, and Controller for MDwerks, Inc. (“MDwerks”) where his responsibilities included overseeing the company’s finances, human resources department, U.S. Securities & Exchange Commission compliance, and Sarbanes-Oxley compliance. Prior to joining MDwerks, Mr. Friedman served as the Vice President of Finance for CSA Marketing, Inc. from 2005 to 2006. For the eleven years prior to 2005, Mr. Friedman served as the Business Manager/Controller and Director of Financial Planning at the GE/NBC/Telemundo Group, Inc. Mr. Friedman also worked as a Senior Financial Analyst for Knight-Ridder, Inc and as an Audit Senior Accountant for KPMG Peat Marwick. Mr. Friedman received his MBA from St. Thomas University and his BSM from Tulane University.

Don Monaco - Director:

On December 21, 2012, the Company appointed Don Monaco, 61, as a member of its Board of Directors. Since 2005, Mr. Monaco has been the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers. Mr. Monaco spent over 18 years as a Partner and Senior Executive and has 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois. Mr. Monaco also serves as a Commissioner on the Metropolitan Airports Commission in Minneapolis-St. Paul and as Commissioner and Vice-President of the Duluth Economic Development Authority. Mr. Monaco is also the President of the Monaco Air Foundation, Vice-Chairman of the Miller-Dwan Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, Co-Chair of the Northern Aero Alliance, a Director for the Destination Duluth nonprofit corporation, a member of the Duluth Chamber of Commerce Military Affairs Committee, and a member of Lake Superior College's Center for Advanced Aviation Steering Committee.

The Company believes that Mr. Monaco’s senior management experience qualifies him to be a member of the Board.

Deborah Linden – Chief Operating Officer and Director:

Effective October 29, 2013, the Company appointed Deborah Linden, age 58, as the Chief Operating Officer and a director of Realbiz Media Group Inc. (the “Company”) and the President and Chief Operating Officer of Next 1 Interactive, Inc. Ms. Linden, co-founded Island One Resorts in 1981 and served as CEO of the timeshare development and management company until its sale in 2011 and continued as a consultant through the transition until October 2013. At its height, the $100 million annual company had a 1,250 person staff; over 65,000 vacation owners; a points-based vacation club; 12 homeowners associations; and nine resorts throughout Florida and the Caribbean. An active volunteer to the American Resort Development Association (ARDA), she has spearheaded many timeshare industry initiatives in the arenas of legislation, sales, marketing, ethics and education. Her leadership includes over 20 years on the Board of Directors; 10 years on the Board Executive Committee; Chairman of the Board from 1993-1995; and Chairman of the Vacation Timesharing Council from 1990-1993. Ms. Linden’s contributions to business development and community outreach have been recognized with numerous awards, including ARDA’s 2000 Circle of Excellence Lifetime Achievement; Ernst & Young 2006 Entrepreneur of the Year, Florida Real Estate & Construction; and Dynetech-Crummer 2006 Entrepreneur of the Year, $50+ million category. Ms. Linden is Chairman of the Board of DL Foundation, which performs community outreach initiatives benefiting children’s charities, the community, disaster victims and families in crisis.

Ms. Linden’s travel and real estate experience qualifies her to be a member of the Board. Her executive leadership experience provides her with valuable experience.

Doug Checkeris - Director:

On December 21, 2012, the Company appointed Doug Checkeris, 58, as a member of its Board of Directors. Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Doug’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America, until recently headquartered in New York. With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Doug started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP.

 Mr. Checkeris’ media and advertising experience qualifies him to be a member of the Board. His executive leadership experience provides him with valuable experience.

Robert A. Buntz, Jr. - Director:

On December 21, 2012, the Company accepted the resignation of Robert Buntz, Jr., 61, as Chief Executive Officer of the Company, but retained him as a member of its Board of Directors. Mr. Buntz has served as a director of the Company, since inception in May 2007. Mr. Buntz has been an entrepreneur for more than 30 years and a real estate broker for more than 25. In 1981, Mr. Buntz developed the award-winning Bluefin Bay on Lake Superior, Tofte, Minnesota, and operated that resort until 2007. Among his achievements, Mr. Buntz’s development company donated the land, time and funding to help create the North Shore Commercial Fishing Museum and Mr. Buntz created and developed one of the first rural affordable housing projects, Tofte Homestead. From 1984 through 2006, and while he was simultaneously operating Bluefin Bay, Mr. Buntz was the owner and operator of Tofte Land Co., Inc., a real estate holding and brokerage firm. He now has more than 25 years of hospitality experience as an owner-operator of destination properties. Mr. Buntz has served on the board of directors of the Explore Minnesota Tourism Council and the (Minnesota) Governor’s Tourism Advisory Committee for more than 15 years. Mr. Buntz served as a board member and past-chair of the board of the American Museum of Asmat Art. Mr. Buntz received the (Minnesota) Governor’s Entrepreneurship Award from Governor Rudy Perpich and the Outstanding Individual in Tourism Award from Governor Jesse Ventura. He is a graduate of Grinnell College.

Mr. Buntz’s first-hand and significant knowledge and understanding of our Company and its operations make him a valuable director.

Steven Marques – Chief Revenue Officer/Acting President

On December 21, 2012, the Board of Directors of the Company appointed Steven Marques, 53, to the position of Chief Revenue Officer. Mr. Marques is Acting President and was previously President/Chief Operations Officer of RealBiz360 Inc. d/b/a RealBiz Media Inc which began in early 2004 prior to the merger into RealbizMedia Group. He led the company to become one of top 5 leading Virtual Tour companies in North America. Steve was instrumental in overseeing the Company’s current operating plan to include the move to Video On Demand television with its partner Next 1 Interactive, which then led the company’s expansion into Video Content Syndication which is the base of its business plan today. Under his management he was instrumental for the Company’s strategic alliances and key partnerships with companies like Realogy, specifically C21, ERA, Keller Williams, Move-Realtor.com, Prudential, Coldwell Banker NRT franchises and more. Mr. Marques’ prior leadership roles include; Vice President of Global Sales for iseemedia; Sr. Vice President of Marketing for Omnigon, a San Diego based Bio-tech Company, and MGI software, leaders in consumer based photo and video software. Mr. Marques has been in the Computer and Internet industry since 1983 where he was part of the start-up management teams of Egghead Discount Software which was one of America’s first Retail Computer software chains with over 200 locations at its peak.

Mr. Marques’ direct involvement in overseeing and applying our operating plan and expanding its business into Video Content Syndication, as well as prior position as our Acting President, makes him uniquely qualified to act as our Chief Revenue Officer,

Keith A White-Director

Keith A. White, age 51, combines over 25 years of management experience in the real estate industry. Since 1995, Mr. White has been the principal owner of Marketplace Home Mortgage, LLC (“MHM”), a full service correspondence residential mortgage lender based in Edina, MN. Mr. White also owns and manages Alliance Title, LLC, Marketplace Insurance Services and various commercial office buildings. In addition, in 1999, Mr. White founded Marketline Constructions Capital, LLC, a construction lender, and operated the company through 2008. In 2000, Mr. White founded Maribella Mortgage, LLC, a wholesale mortgage lender, and managed the company until 2007. Prior to finding MHM in 1995, Mr. White culminated his nine year career with GMAC Mortgage as the Minnesota-Wisconsin Area Manager.

Mr. White has an undergraduate degree from St. Cloud State University with a major in finance, real estate and economics.

Mr. White’s extensive experience in operating successful business ventures related to the real estate industry give Mr. White a wide ranging and diverse, entrepreneurial view of potential business opportunities that make him well- qualified to help lead the Company to becoming an even greater force in the fast-growing, high resolution, digital media arena for the real estate industry.

Patrick Scheltgen – Chief Information Officer

Patrick Scheltgen, age 47, joined the Company in October 2013 and has over 25 years experience in Information Technology and Systems Development, he is the co-founder and CEO of Filmrobot Systems, Inc. From 1999 to present, he has been the lead architect and company visionary of  the Filmrobot Systems model, overseeing the development and day to day operations of the one of the largest web design and programming companies in Vancouver B.C. with Hundreds of clients in many verticals, from film and television to large wineries and enterprise level clients. In early 2000, Mr. Scheltgen co-created and designed Agencyclick.com, an online community based website that provides casting directors actors and agents real time access to information to facilitate the casting of feature films and commercials worldwide. To date Agencyclick.com continues to be the largest online database for working performers in North America. From 2004 to 2012 Mr. Scheltgen has held senior level consultant positions with Fraser Health, the primary health services provider in British Columbia, Fortis B.C. the largest provider of gas and natural gas services to British Columbia as well as Telus B.C. one of the largest phone and cable television and network services providers in British Columbia. Mr. Scheltgen has also lead the design and development for several large British Columbia wineries with their large scale e-commerce initiatives, including but not limited to Hestercreek, and Quails Gate estate wineries. Mr. Scheltgen received his Bachelors Computer Information Systems and Business Administration, from Douglas College in New Westminster B.C.

Mark Lemon – Chief Technology Officer

Mark Lemon, age 54, joined the Company in October 2013 and is responsible for developing and guiding our technology strategy, including supporting next-generation systems and technologies, management tools, and technical standards. From 1999 to present, Mr. Lemon co-founded and served as Operations Manager for Filmrobot Systems, Inc. where his responsibilities included MS Windows and Linux server and application support for internal web development and the company's co-located and cloud-based production environments. Prior to joining the Company, Mr. Lemon gained a wide variety of experience, including almost a decade as a process engineer for Owens-Corning Fiberglas and nine years as a 3D computer animator and animation supervisor for Rainmaker Entertainment, Inc. (formerly Mainframe Entertainment Inc.). A 1981 graduate of McMaster University in Hamilton, Ontario with a bachelor’s degree in Materials Engineering (Ceramics), Mr. Lemon resides in Vancouver, B.C.

Corporate Governance

Leadership Structure

Our Chief Executive Officer also serves as our Chairman of the Board.  Our Board of Directors does not have a lead independent director.   Our Board of Directors has determined its leadership structure was appropriate and effective for us given our stage of development.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market.  The Board has determined that two of its six directors (Messrs. Monaco and White) are “independent” in accordance with such definition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Realbiz Media’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2013 other than the late filing of one transaction on a Form 4 by Robert Buntz, one of our directors, that was filed one day after its due date and late filings of Form 3(s) for Ms. Linden, Mr. Marques, Mr. Chekeris, Mr. White, Mr. Scheltgen and Mr. Lemon which we are in the process of preparing.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees.    The code of ethics can be obtained without charge by contacting our Chief Financial Officer at our principal offices located at 2690 Weston Road, Suite 200, Weston, Florida 33331.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the years ended October 31, 2013 and 2012 which was awarded to or earned by (i) our Chief Executive Officer during fiscal year 2013 and (ii) our other executive officers (other than the Chief Executive Officer) who served the Company and who received in excess of $100,000 in total compensation for a year (collectively, the “named executive officers”).

Name and Principal	Stock	All Other		Stock	Stock
Position	Year	Salary	Bonus	Awards	Compensation	Total
Bill Kerby(1)	2013	$104,000	$-	$-	$-	$104,000
Chief Executive Officer	2012	$-	$-	$-	$-	$-
Adam Friedman(2)	2013	$52,000	$-	$-	$-	$52,000
Chief Financial Officer	2012	$-	$-	$-	$-	$-
Steven Marques(3)	2013	$108,125	$-	$-	$-	$108,125
Chief Revenue Officer/Acting President	2012	$87,500	$-	$-	$-	$87,500
Doug Checkeris(4)	2013	$120,000	$-	$-	$60,000	$180,000
Acting Chief Marketing Officer	2012	$-	$-	$-	$60,000	$60,000
Deborah Linden	2013	$-	$-	$-	$-	$-
Chief Operating Officer	2012	$-	$-	$-	$-	$-
Patrick Scheltgen	2013	$-	$-	$-	$-	$-
Chief Information Officer	2012	$-	$-	$-	$-	$-
Mark Lemon	2013	$-	$-	$-	$-	$-
Chief Technology Officer	2012	$-	$-	$-	$-	$-

Currently, the Company does not offer any executive bonus or incentive compensation plan and there are no current plans to put one in place for fiscal year 2014.

(1)	Mr. Kerby’s salary has been accrued but not paid.
(2)	Mr. Friedman’s salary has been accrued but not paid.
(3)	Mr. Marques’s salary does not include $30,833 in 2013 and $63,542 in 2012 that has been accrued but not paid.
(4)	Mr. Checkeris receives $5,000 per month in Next 1 Series D Preferred Shares.

Employment Agreements with Executives and Key Personnel

Effective October 29, 2013, Ms. Linden entered into a three-year employment agreement (the “Linden Employment Agreement”) with us and Next 1 Interactive, Inc. to serve as our Chief Operating Officer and the President and Chief Operating Officer of Next 1 Interactive, Inc. Pursuant to the Linden Employment Agreement, Ms. Linden will be entitled a monthly payment of $5,000 cash and $12,000 in stock (30,000 shares of Next 1 Interactive, Inc. Series C Preferred Stock and 600,000 shares of Next 1 Interactive, Inc. common stock) for the first 90 days after the date of the Linden Employment Agreement and thereafter if the parties determine to continue the Linden Employment Agreement she will receive an annual base salary for the first year of $200,000, increasing to $250,000 in the second year. Ms Linden will be issued a bonus of up to 2% of the consolidated EBITDA of the two companies up to a maximum of $150,000 paid in shares of our stock for each year of the Agreement, such bonus earned at the end of each year.  The Linden Employment Agreement also includes confidentiality obligations, non-compete and non-solicitation provisions.

If Ms Linden’s employment is terminated for any reason, she or her estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement , bonus and any other entitlements accrued by her through the date of termination to the extent not previously paid (the “Accrued Obligations”); provided , however , that if her employment is terminated: (1) by us other than for Cause, (as defined in the Linden Employment Agreement), disability or death or by Ms Linden for Good Reason (as defined in the Linden Employment Agreement) then we shall continue to pay her the Accrued Obligation for a period of 90 days;(2) by reason of her death then we shall continue to pay the Accrued Obligations through the date of death; or (3) by reason of Disability (as defined in the Linden Employment Agreement), then we shall continue to pay her Accrued Obligations earned through the calendar month of the termination .

Effective October 29, 2013, Patrick Scheltgen, age 47, was appointed our Chief Information Officer and effective October 29, 2013, Mark Lemon, age 54, was appointed our Chief Technology Officer. In connection with their appointment, Mr. Scheltgen and Mr. Lemon each entered into a one-year employment agreement (the “Scheltgen Employment Agreement” and the “Lemon Employment Agreement”) with us. Pursuant to the Scheltgen Employment Agreement, Mr. Scheltgen will be entitled a monthly payment of $5,000 payable in shares of our stock, based upon a $1 share price for the first quarter and thereafter a 50% discount to the closing price of our common stock on the last day of each quarter. Pursuant to the Lemon Employment Agreement, Mr. Lemon will be entitled a monthly payment of $2,500 payable in shares of our stock, based upon a $1 share price for the first quarter and thereafter a 50% discount to the closing price of our common stock on the last day of each quarter. Each of Mr. Scheltgen and Mr. Lemon is eligible to receive a bonus at the discretion of the board of directors. Each of the Scheltgen Employment Agreement and the Lemon Employment Agreement also includes confidentiality obligations, non-compete and non-solicitation provisions.

If either Mr. Scheltgen or Mr. Lemon’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement , bonus and any other entitlements accrued by him through the date of termination to the extent not previously paid (the “Accrued Obligations”); provided , however , that if his employment is terminated by reason of his death then his estate is entitled to receive the Accrued Obligations earned through the date of death and if his employment is terminated by reason of Disability (as defined in the Agreement), then we shall continue to pay his Accrued Obligations earned through the calendar month of the termination .

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the executives as of October 31, 2013.

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

The following table sets forth the compensation of our non-employee directors for fiscal year ending October 31, 2013:

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All other
	in Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Name	$	$	$	$	$	$	$
Don Monaco	-	-	-	-	-	-	$-
Robert Buntz, Jr.	-	-	-	-	-	-	$-
Keith A. White	-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our issued and outstanding common stock as of February 7, 2014, after giving effect to the Exchange Transaction, by (i) each of our named executive officers; (ii) each of our directors; and (iii) all of our executive officers, directors and director nominees as a group. Ownership percentages are based on 57,867,779 shares of common stock issued and outstanding as of the close of business on February 7, 2014 (after giving effect to a reverse stock split effected as of May 10, 2012).

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

Name and Address	Common Shares Beneficially Owned(1)	Percentage of Common Shares
Next 1 Interactive, Inc. (1)	93,000,000	61.6%
Robert A. Buntz, Jr. (2)	5,887,590	10.2%
William Kerby (3)	9,136,110	13.6%
Don Monaco (4)	23,750,000	29.1%
Adam Friedman (5)	1,020,000	1.7%
Deborah Linden (6)	300,000	*
Doug Checkeris (7)	1,200,000	2.0%
Keith White (8)	400,000	*

All current directors and officers as a group (9)	41,693,700	44.6%

*	less than one percent.

(1)
Next 1 Interactive, Inc. holds 93,000,000 shares of Series A Stock that was issued in the Exchange Transaction that are convertible into 93,000,000 shares of common stock, which represents 99% of the issued and outstanding shares of Series A Stock. As of February 7, 2014, there were 94,016,400 shares of Series A stock issued and outstanding convertible into 94,016,400 shares of common stock. Each shares of Series A stock is entitled to one vote for each share of common stock that would be issuable upon conversion of such share.

(2)	Mr. Buntz is our former Chief Executive Officer and currently a Director of the Company.

(3)
Mr. Kerby is our Chairman of the Board and Chief Executive Officer, and has held such position since the closing of the Exchange Transaction. Mr. Kerby owns 709,611 shares of Next 1 Series A Preferred Stock which can be converted into 7,096,110 shares of the Company’s Common Stock.  Mr. Kerby, through a company that he controls, owns 100,000 shares of Next 1 Series A Preferred Stock which can be converted into 1,000,000 shares of the Company’s Common Stock. Mr. Kerby also has $104,000 of unpaid and accrued salary that can be converted into shares of Next 1 Series C Preferred Stock which can be converted into 1,040,000 shares of the Company’s Common Stock.  Mr. Kerby also serves as the Chief Executive Officer of Next 1.

(4)
Mr. Monaco is a director of the Company, and has held such position since the closing of the Exchange Transaction. Mr. Monaco owns 1,075,000 shares of Next 1 Series A Preferred Stock which can be converted into 10,750,000 shares of the Company’s Common Stock.  Mr. Monaco also has debt of $650,000 with Next 1 which can be converted into 13,000,000 shares of the Company’s Common Stock. Mr. Monaco also serves as a director of Next 1.

(5)
Mr. Friedman is our Chief Financial Officer, and has held such position since the closing of the Exchange Transaction. Mr. Friedman owns 15,000 shares of Next 1 Series D Preferred Stock which can be converted into 500,000 share of the Company’s Common Stock. Mr. Friedman also has $52,000 of unpaid and accrued salary that can be converted into shares of Next 1 Series C Preferred Stock which can be converted into 520,000 shares of the Company’s Common Stock. Mr. Friedman also serves as the Chief Financial Officer of Next 1.

(6)
Ms. Linden is a director of the Company and our Chief Operating Officer. Ms. Linden owns 6,000 shares of Next 1 Series C Preferred Stock which can be converted into 300,000 shares of the Company’s Common Stock. Ms. Linden also serves as the President and Chief Operating Officer of Next 1.

(7)
Mr. Checkeris is our Acting Chief Marketing Officer, and has held such position since the closing of the Exchange Transaction. Mr. Checkeris owns 24,000 shares of Next 1 Series C Preferred Stock which can be converted into 1,200,000 shares of the Company’s Common Stock.  Mr. Checkeris also serves as a Director of Next 1.

(8)	Mr. White through a Company is the principal owner of Marketplace Home Mortgage, LLC, owns 200,000 shares of the Company’s Common Stock and a warrant for 200,000 of the Company’s Common Stock.

(9)	Consists of Messrs. Buntz, Kerby, Monaco, Friedman, Checkeris White and Ms. Linden.

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

The Company’s principal advertising agency/website developer was owed $615,264 at October 31, 2012. The two principals of this advertising company were at the time also minority stockholders in the Company, holding approximately 1.6% of the Company’s outstanding common shares at October 31, 2012. This Note was subsequently sold to a non-related third party during fiscal 2013.

In connection with the closing of the Exchange Transaction on October 9, 2012, Messrs. Buntz and Wicker converted all of their outstanding notes, unpaid salary and all other obligations and liabilities to them owed by the Company into 5,990,238 and 1,016,400 shares of Series A Stock, respectively. The Preferred A Shares for Mr. Buntz were converted to 5,990,238 Common Shares on February 27, 2013.

During the year ended October 31, 2013, the Company paid $800 per month in rent for office space on behalf of Mr. Marques, an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2013	2012
Audit fees	$30,000	$26,000
Audit related fees	18,000	$-
Tax fees	-	-
All other fees	-	-
Total	$48,000	$26,000

Audit Fees. The fees identified under this caption were for professional services rendered by D’Arelli Pruzansky (DP) for fiscal years 2013 and 2012 in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees. The fees identified under this caption were for review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

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

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2013 and 2012 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008)

3.2
Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008)

3.3	Bylaws. (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008)

3.4	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2012)

3.5
Certificate of Designations for Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013)

3.6
Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013)

3.7
Certificate of Designations for Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013)

3.8
Certificate of Designations for Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013)

21	List of Subsidiaries (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed March 30, 2012.)

10.1	Employment Agreement effective as of October 29, 2013 with Deborah Linden*

10.2	Employment Agreement effective as of October 29, 2013 with Patrick Scheltgen*

10.3	Employment Agreement effective as of October 29, 2013 with Mark Lemon*

31.1	Certification of CEO pursuant to Section 302*

31.2	Certification of CFO pursuant to Section 302.*

32.1	Certification of CEO pursuant to 906.*

32.2	Certification of CFO pursuant to 906.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
February 13, 2014

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
February 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	February 13, 2014
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	February 13, 2014
Adam Friedman	(Principal Financial Officer)

/s/ Don Monaco	Director	February 13, 2014
Don Monaco

/s/ Doug Checkeris	Director	February 13, 2014
Doug Checkeris

/s/ Deborah Linden	Director	February 13, 2014
Deborah Linden

/s/ Robert Buntz	Director	February 13, 2014
Robert Buntz

/s/ Keith A White	Director	February 13, 2014
Keith A. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
RealBiz Media Group, Inc.

We have audited the accompanying consolidated balance sheets of RealBiz Media Group, Inc. as of October 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss and changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealBiz Media Group, Inc. as of October 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses of $3,764,089 and $963,220 for the years ended October 31, 2013 and 2012, respectively and the Company had an accumulated deficit of $10,379,759 and a working capital deficit of $374,319 at October 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
February 13, 2014

RealBiz Media Group, Inc.
Consolidated Balance Sheets

	October 31,	October 31,
	2013	2012
Assets
Current Assets
Cash	$1,304,374	$36,408
Accounts receivable, net of allowance for doubtful accounts	76,047	31,669
Due from affiliates	4,199	-
Prepaid expenses	272	-
Security deposits	345	-
Total current assets	1,385,237	68,077

Property and equipment, net	56,357	-
Website development costs and intangible assets, net	4,254,582	4,796,978
Total assets	$5,696,176	$4,865,055

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,257,032	$836,961
Deferred revenue	31,310	41,859
Due to affiliates	-	835,729
Convertible notes payable	280,000	615,264
Loans payable	191,214	50,000
Total current liabilities	1,759,556	2,379,813

Total liabilities	1,759,556	2,379,813

Stockholders' Equity
Convertible preferred stock Series A, $.001 par value; 125,000,000 authorized and 94,009,762 shares issued and outstanding at October 31, 2013 and 100,000,000 shares issued and outstanding at October 31, 2012, respectively	94,010	100,000
Common stock, $.001 par value; 125,000,000 authorized and 49,039,511 shares issued and outstanding at October 31, 2013 and 383,651 shares issued and outstanding at October 31, 2012, respectively	49,040	383
Additional paid-in-capital	14,179,044	8,482,483
Subscription advances	13,500	-
Other comprehensive loss	(19,215)	(5,849)
Accumulated deficit	(10,379,759)	(6,091,775)
Total stockholders' equity	3,936,620	2,485,242
Total liabilities and stockholders' equity	$5,696,176	$4,865,055

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended
	October 31,
	2013	2012

Revenues
Real estate advertising revenue	$1,145,540	$1,172,498

Cost of revenues	60,297	105,116

Gross profit	1,085,243	1,067,382

Operating expenses
Salaries and benefits	1,231,425	890,174
Selling and promotions expense	253,628	307,266
General and administrative	3,306,194	871,383
Total operating expenses	4,791,247	2,068,823

Operating loss	(3,706,004)	(1,001,441)

Other income (expense)
Interest expense	(442,341)	-
Gain on forgiveness of debt	384,304	-
Exchange gain	592	38,221
Other expense	(640)	-
Total other income (expense)	(58,085)	38,221

Net loss	$(3,764,089)	$(963,220)

Preferred Stock Dividend	(523,895)	-

Net loss attributable to common shareholders	$(4,287,984)	$(963,220)

Weighted average number of shares outstanding	16,258,725	388,651

Basic and diluted net loss per share	$(0.26)	$(2.48)

Comprehensive income (loss):
Unrealized loss on currency translation adjustment	(13,366)	(742)
Comprehensive income (loss)	$(4,301,350)	$(963,962)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the years ending October 31, 2013 and 2012

							Other		Total
	Preferred Stock A		Common Stock		Additional	Subscription	Comprehensive	Accumulated	Stockholders'
	# of shs	Par	# of shs	Par	Paid In Capital	Advances	Income	Deficit	Equity
Balance, October 31, 2011	-	$-	642	$1	$4,543,933	$-	$(5,107)	$(5,128,555)	$(589,728)

Push down fair value adjustment	-	-	-	-	5,016,507				5,016,507
Recapitalization of Company	100,000,000	100,000	383,009	382	(1,077,957)				(977,575)

Other comprehensive income							(742)		(742)
									0
Net Income (Loss)								(963,220)	(963,220)

Balance, October 31, 2012	100,000,000	$100,000	383,651	$383	$8,482,483	$-	$(5,849)	$(6,091,775)	$2,485,242

Shares issued for cash proceeds	-	-	7,646,000	7,646	3,818,354				3,826,000
Exercise of warrants for cash proceeds	-	-	50,000	50	49,950				50,000

Shares issued for consulting
Common	-	-	607,600	608	645,422				646,030

Shares issued for conversion of Series A Preferred to common shares	(5,990,238)	(5,990)	5,990,238	5,990	-				-

Shares issued for conversion of Parent's Preferred stock:
Series B			10,495,000	10,495	514,255				524,750
Series C			1,500,000	1,500	148,500				150,000
Series D			19,122,624	19,123	2,850,250				2,869,373

Shares issued upon conversion of promissory notes issued by the parent			977,732	978	3,752,171				3,753,149

Constructive distributions related to the conversion of preferred shares and debt issued by the parent into shares of the Company's common stock					(7,263,074)				(7,263,074)

Shares issued for conversion of convertible promissory notes			2,166,666	2,167	322,833				325,000

Beneficial conversion feature of convertible promissory notes					440,000				440,000

Shares issued for website development costs			100,000	100	417,900				418,000

Preferred stock dividend(s)								(523,895)	(523,895)

Other comprehensive income							(13,366)		(13,366)

Net Income (Loss)								(3,764,089)	(3,764,089)

Advances						13,500			13,500

Balance, October 31, 2013	94,009,762	$94,010	49,039,511	$49,040	$14,179,044	$13,500	$(19,215)	$(10,379,759)	$3,936,620

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	October 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,764,089)	$(963,220)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on forgiveness of debt	(384,304)	-
Other comprehensive loss	(13,366)	-
Bad debt expense	76,823	-
Amortization and depreciation	1,380,186	-
Amortization of beneficial conversion feature	440,000
Consulting fees incurred from loans payable	120,000
Stock based compensation and consulting fees	646,030	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(120,401)	(3,087)
Increase in prepaid expenses	(272)	-
Increase in security deposits	(345)	-
Increase in accounts payable and accrued expenses	263,776	378,319
(Decrease) increase in due to affiliates	(805,731)	551,672
Decrease in deferred revenue	(10,549)	(9,253)
Net cash used in operating activities	(2,172,242)	(45,569)

Cash flows from investing activities:
Purchase of computer equipment	(59,195)	-
Payments towards website development costs	(411,311)	-
Net cash used in investing activities	(470,506)	-

Cash flows from financing activities:
Proceeds from loans payable	85,000	-
Payments applied to loans payable	(63,786)	(29,260)
Proceeds from subscription advances	13,500	-
Proceeds from the sale of common stock and warrants	3,826,000	-
Proceeds from the exercise of outstanding warrants	50,000	-
Net cash provided (used) by financing activities	3,910,714	(29,260)

Net increase (decrease) in cash	1,267,966	(74,829)

Cash at beginning of period	36,408	111,237

Cash at end of period	$1,304,374	$36,408

Supplemental disclosure:
Cash paid for interest	$2,341	$-

The accompanying notes are an integral part of these consolidated financial statements.

	For the years ended
	October 31,
	2013	2012
Supplemental disclosure of non-cash investing and financing activity:
Series A Preferred shares converted to common stock:
Value	$299,512	$-
Shares	5,990,238	-

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$524,750	$-
Shares	10,495,000	-

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$150,000	$-
Shares	1,500,000	-

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$2,869,373	$-
Shares	19,122,264	-

Next 1 Interactive, Inc. convertible promissory notes converted to common stock:
Value	$3,753,149	$-
Shares	977,732	-

Shares issued for website development costs:
Value	$418,000	$-
Shares	100,000	-

Conversion of convertible notes payable and accrued interest to common stock:
Value	$325,000	$36,624
Shares	2,166,666	18,312

Push down fair value adjustment to net assets and additional paid in capital	$-	$5,016,506

Increase in liabilities in connection with recapitalization of the Company	$-	$1,077,957

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

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

A more detailed description of our three sources of revenue is set forth below:

1.
Our Real Estate Virtual Tour and Media Group allows real estate agents to have a video created of their customer’s homes and then posted on television, over 200 real estate websites, You Tube, and mobile applications for a monthly fee of $89. The Company currently works with over 20,000 agents monthly. Though photos and virtual tours are listed as highly important on the home buyer’s lists, the astonishing growth of YouTube and Social Media fueled by the change in consumer demographics has left the Real Estate Industry scrambling to keep up. Our direct feed services into listing databases provide for the automated creation and syndication of Virtual Tours and YouTube Videos posted directly to YouTube Channels and promoted on Social Networks. These solutions continue to support our Agent/Broker revenue base through setup and monthly recurring fees. Due to the broad media exposure of highly targeted consumers, we believe that we will also be able to generate revenue  from pre-roll/post-roll advertising for televisions, lead generation fees, banner ads and cross market advertising promotions, however to date our revenue from this division has been solely derived from the monthly fee paid to us by real estate agents. All of the Company’s revenue is currently derived from this division.

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS (continued)

Nature of Business (continued)

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

3.
Our fully licensed real estate division (formerly known as Webdigs) can derive revenue from its licensed broker that engage in traditional real estate sales. We have participating brokers licensed in 38 states and believe that this division is positioned to take advantage of the improving real estate market.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2013 and 2012 include the operations of Webdigs, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 and the historical operations of RealBiz Media Group, Inc, which includes its subsidiaries RealBiz 360 Enterprise (Canada), Inc. and RealBiz 360, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Concentration on Credit Risk

The Company is subject to concentrations of credit risk primarily from cash. The Company has deposits in excess of the FDIC (Federal Deposit Insurance Corporation) insurance limit. At October 31, 2013, the Company was approximately $1,035,000 in excess of the $250,000 per bank per company limit. The Company has not experienced any losses on these accounts.  While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. For the year ended October 31, 2013, the Company determined the allowance for doubtful accounts to be $76,823.

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year.  Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service.  The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of October 31, 2013, the Company did not impair any long-lived assets

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance to historical or projected future operating results;

2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible many not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the years ended October 31, 2013 and 2012.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,377,348 and $-0- for the years ended October 31, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments

The  Company adopted  ASC  topic  820,  “Fair  Value  Measurements and  Disclosures” (ASC  820),  formerly  SFAS  No. 157  “Fair  Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s consolidated financial statements.

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

ASC 820 also describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See footnote 15 for fair value measurements.

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

The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

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

The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended October 31, 2013 and 2012 was $138,226 and $49,484.

Foreign Currency and Other Comprehensive Income (Loss)

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign     currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $592 and $38,221 for the years ended October 31, 2013 and 2012, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the years ended October 31, 2013 and 2012, the accumulated comprehensive loss was $19,215 and $5,849, respectively.

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents include the following:

	October 31, 2013	October 31, 2012
Series A convertible preferred stock issued and outstanding	94,009,762	100,000,000
Warrants to purchase common stock issued, outstanding and exercisable	8,325,832	-0-
Stock options issued, outstanding and exercisable	4,000	4,000
Shares on convertible promissory notes	1,866,667	4,101,760
	104,206,261	104,105,760

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company's financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 is not expected to have a material impact on the company's financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU No. 2013-04"). ASU No. 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, ASU No. 2013-04 requires an entity to disclose the nature and amount of the obligation, as well as other information about the obligations. ASU No. 2013-04 is effective for interim and annual periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of the provisions of ASU No. 2013-04 is not expected to have a material impact on the company's financial position or results of operations.

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $3,764,089 and $963,220 for the years ended October 31, 2013 and 2012 respectively. At October 31, 2013, the Company had a working capital deficit of $374,319, and an accumulated deficit of $10,379,759. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES RECEIVABLE

On August 23, 2013, the Company advanced $20,000 to a non-related third party and signed a 6% promissory note with a maturity date of September 30, 2013.  The entire principal amount plus $128 of accrued interest was received and the note fully satisfied on October 1, 2013.

Note 5: Property and Equipment

During the year ended October 31, 2013, the Company recorded the purchase of $59,195 of computer equipment of which $42,149 was not placed in service as of the date of the audit report.  The remaining $17,046 of computer equipment is being depreciated using the straight line method over 3 year period and the Company has recorded $2,838 of depreciation expense for the year ended October 31, 2013.  The depreciable equipment has a weighted average remaining useful life of 2.5 years. There was no depreciation expense or asset impairment recorded for the year ended October 31, 2012.

NOTE 6: INTANGIBLE ASSETS

At October 31, 2013 and 2012, the Company’s intangible assets are as follows:

	October 31, 2013
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing Agreement	2.5 years	$4,796,178	$1,377,348	$3,418,830
Website development costs (not placed in service)		835,752	-0-	835,752
		$5,631,930	$1,377,348	$4,254,582

	October 31, 2012
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing Agreement	4.0 years	$4,796,178	$-0-	$4,796,178
		$4,796,178	$-0-	$4,796,178

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 6: INTANGIBLE ASSETS (continued)

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

On October 3, 2013, the Company recorded the issuance of 100,000 shares of common stock valued at $418,000 for the purchase of technology for the Company website.  The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the web site, which is 3 years. Amortization expense related to website development costs and intangible assets was $1,377,348 and $-0-, for the years ended October 31, 2013 and 2012, respectively.

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the years ended October 31, 2013 and 2012, the Company’s accounts payable and accrued expenses are as follows:

	October 31,
	2013	2012
Trade payables and accruals	$685,742	$392,795
Payroll and commissions	352,266	413,416
Other liabilities	219,024	30,750
Total accounts payable and accrued liabilities	$1,257,032	$836,961

NOTE 8: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives advances for operating expenses from our parent Company, Next 1 Interactive, Inc. As of October 31, 2013 and 2012, the Company is due $4,199 and owes $835,729, respectively as a result of such transactions.

NOTE 9: CONVERTIBLE NOTES PAYABLE

During the year end October 31, 2012, the Company assumed the debt of $615,264 which was owed to two minority shareholders holding approximately 1.6% of the Company's shares at October 31, 2012.  On October 15, 2012, a note purchase agreement was executed between the two minority shareholders and a un-related third party investor dictating upon receipt of $60,500 the two minority shareholders would assign $605,000 of the debt to the un-related third party investor creating a new convertible promissory note valued at $605,000 with a conversion rate of $0.15 per share into the Company's common stock.

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 9: CONVERTIBLE NOTES PAYABLE (continued)

During the year end October 31, 2013:

⋅	the $60,500 was satisfied and the $605,000 promissory note replaced the original debt of $615,264, resulting in a gain on settlement of debt of $10,264.

⋅
$440,000 of principal was assigned to various non-related third party investors and the Company issued non-interest bearing convertible promissory notes that are due on demand.  The conversion feature of $0.15 of these notes was evaluated and determined that $440,000 should be allocated to the beneficial conversion feature ("BCF") and amortized as interest expense over the life of the note.  The convertible promissory notes are due on demand, therefore $440,000 of the BCF was charged to interest expense for the year ended October 31, 2013.

⋅
various noteholders converted $325,000 of principal at a conversion rate of $0.15 per share and the Company issued 2,166,666 shares of its common stock and the remaining principal balance at October 31, 2013 is $280,000.

NOTE 10: LOANS PAYABLE

As of October 31, 2012, as part of the Acknew Purchase Agreement, the remaining obligation to Acknew totaled 50,000.  This payment obligation of $50,000 was satisfied on March 22, 2013 and Acknew forgave $374,040 of the original debt resulting in a gain on settlement of debt.

On April 29, 2013, the Company received proceeds of $35,000 and signed a one year, 19% promissory note with 12 monthly payments of $3,225.48 each. As of October 31, 2013 the remaining principal balance is $21,214.

During the year ended October 31, 2013:

•
the Company received $50,000 in proceeds from a non-related third party investor.  The Company anticipates that this loan will be converted into either a debt or equity instrument.  As of the date of this audit report its status has remained unchanged.

•
the Company incurred consulting fees in the amount of $120,000 which were recorded as loans from a non-related third party investor.  The Company anticipates that this loan will be converted into either a debt or equity instrument.  As of the date of this audit report its status has remained unchanged.

For the years ended October 31, 2013 and 2012, the Company’s loans payable is summarized follows:

	October 31,
	2013	2012

Acknew loans	$-0-	$50,000

Promissory note	21,214	-0-

Non-related third party investors	170,000	-0-

Total Loans payable	$191,214	$50,000

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 11: SHARE-BASED COMPENSATION

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.

Stock Options consist of the following for the years ended October 31, 2013 and 2012, after taking into account a 200 for 1 reverse stock split:

Weighted
		Weighted		average
		average	Aggregate	remaining
	Number of	exercise	intrinsic	contractual
	options	price	value	term (years)

Outstanding at October 31, 2011	4,000	$50.00	$-	1.94
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at October 31, 2012	4,000	50.00	-	0.94
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(3,000)	50.00	-	-

Outstanding at October 31, 2013	1,000	$50.00	$-	1.00

The aggregate intrinsic value in the table above represents the difference between the closing stock price on October 31, 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on October 31, 2013.  There were no options exercised during the years ended October 31, 2013 and 2012.

NOTE 12: SHAREHOLDERS’ EQUITY

As of October 31, 2013, the Company had 125,000,000 shares of common stock authorized with a par value of $0.001, with another 125,000,000 authorized shares designated as common or preferred stock. On May 17, 2012, the Company effectuated a 1 for 200 reverse stock split for its common stock shares. Adjusted for the stock split, the Company has 125,000,000 shares of common stock authorized with a par value of $0.001.

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

During the year ended October 31, 2013, the Company:

⋅	issued 7,646,000 shares of its common stock along with 7,614,000 one year warrants with an exercise price between a $1.00 and $1.25 for cash proceeds of $3,826,000.

⋅	issued 50,000 shares of its common stock upon execution of 50,000 outstanding warrants for cash proceeds of $50,000.

⋅	received $13,500 in advance for subscription agreements totaling 27,000 shares of its common stock and as of October 31, 2013 the shares have not been issued.

⋅
issued 607,600 shares of its common stock along with 71,600 one year warrants with an exercise price of $1 for a total value of $646,030 for consulting fees rendered.  The value of the common stock was issued was based on the fair value of the stock at the time of issuance.  The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 0.14%, dividend yield of -0-%, volatility factor between 177.07% and 353.06% and expected life of one year.

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 12: SHAREHOLDERS’ EQUITY (continued)

Common Stock (continued)

⋅
issued 32,095,356 shares of its common stock and 690,232 one year warrants with an exercise price of $1 valued at $7,297,272 upon the conversion of the holders of convertible preferred shares and promissory notes held in its parent company Next 1 Interactive, Inc. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 0.14%, dividend yield of -0-%, volatility factor between 315.81% and 356.43% and expected life of one year.

⋅	issued 5,990,238 shares of its common stock valued at $299,512 upon the conversion of 5,990,238 shares of the Company's Convertible Series A Preferred stock.

⋅
on October 3, 2013, the Company contracted with an unrelated entity and issued 100,000 shares of its common stock valued at $418,000 in website development costs. The value of the common stock was issued was based on the fair value of the stock at the time of issuance. Effective October 29, 2013, two shareholders of this entity became employees and executive officers of our Company.

⋅	issued 2,166,666 shares of its common stock valued at $325,000 upon complying with conversion requests of various non-related third party convertible promissory note holders.

⋅	evaluated the conversion feature of new issued convertible promissory note and recorded a $440,000 beneficial conversion feature.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of October 31, 2013:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, October 31, 2012	-0-	$-0-	$-0-
Warrants granted	8,375,832	$1.04	$1.56
Warrants exercised/forfeited	(50,000)	$(1.00)	$(1.60)
Outstanding, October 31, 2013	8,325,832	$1.04	$1.56

Common stock issuable upon exercise of warrants	8,325,832	$1.04	$1.56

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
Range of Exercise Prices Prices	Number Outstanding at October 31, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at October 31, 2013	Weighted Average Exercise Price
$1.00	6,917,832	0.78	$1.00	6,917,832	$1.00
$1.25	1,408,000	1.00	$1.25	1,408,000	$1.25
	8,325,832	0.82	$1.04	8,325,832	$1.04

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 12: SHAREHOLDERS’ EQUITY (continued)

Convertible Preferred Stock Series A

As of October 31, 2013, the Company had 94,009,762 shares of Convertible Preferred Stock Series A issued and outstanding respectively. The Preferred shares were issued pursuant to the recapitalization and share exchange (Note1). The preferred shares were issued at $.001 par, bear dividends at an annual rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the Market Price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The initial conversion price for the Series A Stock is equal to $1.00 per share.

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company’s stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a “liquidation event”), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the “net assets available for distribution”). The holders of the Series A stock then outstanding shall be entitle to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series A Stock or to the Common Stock, an amount for each share of Series A Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the “Series A Liquidation Amount”).

Accrued but unpaid preferred stock dividends on the outstanding preferred shares as of October 31, 2013 and 2012 totaled $532,733 and $-0-, respectively and are included in accrued liabilities.

On February 27, 2013, the former CEO of Webdigs converted 5,990,238 Series A Preferred Stock into 5,990,238 shares of RealBiz Common Stock.

NOTE 13: RELATED PARTY TRANSACTIONS

The Company’s principal advertising agency/website developer was owed $615,264 at October 31, 2012. The two principals of this advertising company were at the time also minority stockholders in the Company, holding approximately 1.6% of the Company’s outstanding common shares at October 31, 2012. This Note was subsequently sold to a non-related third party during fiscal 2013.

In connection with the closing of the Exchange Transaction on October 9, 2012, Messrs. Buntz and Wicker converted all of their outstanding notes, unpaid salary and all other obligations and liabilities to them owed by the Company into 5,990,238 and 1,016,400 shares of Series A Stock, respectively. The Preferred A Shares for Mr. Buntz were converted to 5,990,238 Common Shares on February 27, 2013.

During the year ended October 31, 2013, the Company paid $800 a month in rent for office space on behalf of an officer of the Company.

NOTE 14: INCOME TAXES

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

The provision (benefit) for income taxes consists of the following for the years ended October 31:

	2013	2012

Current	$-	$-
Deferred	-	-

Provision for income taxes	$-	$-

The provision for income taxes varies from the statutory rate applied to the total loss as follows for the years ended October 31:

	2013	2012

Federal income tax benefit at statutory rate (35%)	$(1,317,431)	$(337,127)
State taxes, net of federal benefit	(170,483)	(43,626)
Effect of Canadian tax rates	66,704	89,687
Nondeductible expenses	978,453	3,171

Change in valuation allowance	442,757	287,895

Provision for income taxes	$-	$-

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 14: INCOME TAXES (continued)

Significant components of the Company’s estimated deferred tax balances at October 31, 2013 and 2012 consist of:

	2013	2012
Deferred tax assets (liabilities)
Net operating loss carryforwards (U.S.)	$281,009	$100,986
Net operating loss carryforwards (Canada)	567,626	423,882
Bad Debt	30,368	-0-
Accrued Salaries	116,024	27,402

Net deferred tax assets	995,027	552,270
Valuation allowance	(995,027)	(552,270)

Provision for income taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $442,757 during the fiscal year ended October 31, 2013.

The Company has a total net operating loss carryforward of approximately $2,813,000, of which approximately $711,000 relates to domestic entities and $2,102,000 relates to wholly owned Canadian subsidiaries. 2032. Under the Internal Revenue Code Section 382 (IRC 382) and the Canadian Tax Act, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

NOTE 15: FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Fair Value Measurements at October 31, 2011 and 2012 respectively using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash Equivalents	$36,408	$-	$-	$36,408
October 31, 2012	$36,408	$-	$-	$36,408

Cash Equivalents	$1,304,374	$-	$-	$1,304,374
October 31, 2013	$1,304,374	$-	$-	$1,304,374

REALBIZ MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended October 31, 2013 and 2012

NOTE 16: SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009. The Company evaluated subsequent events for the period after October 31, 2013, and has determined that all events requiring disclosure were made.

From November 2013 through February 2014, the Company:

⋅
issued 298,850 of common stock and 182,850 one (1) year warrants with an exercise price of $1.00 in exchange for services rendered valued at $656,967. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate from 0.13% to 0.14%, dividend yield of -0-%, volatility factor of 319.22% to 326.53% and expected life of 1 year.

⋅	received $100,000 in proceeds and issued 130,000 shares of common stock and 70,000 one (1) year warrants with an exercise price of $1.00 to $1.25.

⋅	had warrant holders exercise 60,000 outstanding warrants and the issued 60,000 shares of its common stock, receiving $60,000 in proceeds.

Exhibits

Exhibit Number	Description
10.1	Employment Agreement effective as of October 29, 2013 with Deborah Linden*

10.2	Employment Agreement effective as of October 29, 2013 with Patrick Scheltgen*

10.3	Employment Agreement effective as of October 29, 2013 with Mark Lemon*

21	Subsidiaries of RealBiz Media Group, Inc. *

31.1	Certification of CEO pursuant to Section 302. *

31.2	Certification of CFO pursuant to Section 302. *

32.1	Certification of CEO pursuant to Section 906. *

32.2	Certification of CFO pursuant to Section 906. *

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealBiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
February 13, 2014
/s/ Adam Friedman
Adam Friedman
Chief Financial Officer February 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	February 13, 2014
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	February 13, 2014
Adam Friedman	(Principal Financial Officer)