Form 10-K/A
period 2013-10-31
REALBIZ MEDIA GROUP, INC
filed 2014-02-18
CIK 1430523

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

EXPLANATORY NOTE

Realbiz Media Group, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2013, which was originally filed on February 13, 2014 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K for the fiscal year ended October 31, 2013.

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

*Previously filed as exhibit to Registrant’s Annual Report on Form 10-K for the period ended October 31, 2013.

** Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
February 18, 2014
/s/ Adam Friedman
Adam Friedman
Chief Financial Officer February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	February 18, 2014
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	February 18, 2014
Adam Friedman	(Principal Financial Officer)