Form 10-Q
period 2014-01-31
REALBIZ MEDIA GROUP, INC
filed 2014-03-11
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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

As of March 7, 2014 there were 58,308,612 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.
Form 10-Q

2

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2014 AND 2013

REALBIZ MEDIA GROUP, INC.

TABLE OF CONTENTS

PAGE

Consolidated Unaudited Financial Statements:

Consolidated Balance Sheets	F-1

Consolidated Unaudited Statements of Operations and Comprehensive Loss	F-2

Consolidated Unaudited Statements of Cash Flows	F-3

Notes to Consolidated Unaudited Financial Statements	F-4

3

RealBiz Media Group, Inc.
Consolidated Balance Sheets

	January 31,	October 31,
	2014	2013
	(Unaudited)

Assets
Current Assets
Cash	$166,327	$1,304,374
Accounts receivable, net of allowance for doubtful accounts	65,391	76,047
Prepaid expenses	127	272
Security deposits	323	345
Total current assets	232,168	1,381,038

Property and equipment, net	56,654	56,357
Website development costs and intangible assets, net	4,087,646	4,254,582
Due from affiliates	895,399	4,199

Total assets	$5,271,867	$5,696,176

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,317,537	$1,257,032
Deferred revenue	30,843	31,310
Convertible notes payable	280,000	280,000
Loans payable	182,407	191,214
Total current liabilities	1,810,787	1,759,556

Total liabilities	1,810,787	1,759,556

Stockholders' Equity
Series A convertible preferred stock, $.001 par value; 125,000,000 authorized and 94,009,762 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	94,010	94,010
Common stock, $.001 par value; 125,000,000 authorized and 58,347,779 shares issued and outstanding at January 31,2014 and 49,039,511 shares issued and outstanding at October 31, 2013, respectively	58,348	49,040
Additional paid-in-capital	15,072,641	14,179,044
Subscription advances	-	13,500
Other comprehensive loss	186,314	(19,215)
Accumulated deficit	(11,950,233)	(10,379,759)
Total stockholders' equity	3,461,080	3,936,620
Total liabilities and stockholders' equity	$5,271,867	$5,696,176

The accompanying notes are an integral part of these consolidated unaudited financial statements

RealBiz Media Group, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	January 31,
	2014	2013

Revenues
Real estate advertising revenue	$246,054	$271,995

Cost of revenues	21,990	22,205

Gross profit	224,064	249,790

Operating expenses
Salaries and benefits	252,913	421,034
Selling and promotions expense	88,044	56,381
General and administrative	1,341,727	48,221
Total operating expenses	1,682,684	525,636

Operating loss	(1,458,620)	(275,846)

Other income (expense)
Interest expense	(870)	-
Exchange gain (loss)	7,512	(2,791)
Total other income (expense)	6,642	(2,791)

Net loss	$(1,451,978)	$(278,637)

Preferred Stock Dividend	(118,496)	(155,137)

Net loss attributable to common shareholders	$(1,570,474)	$(433,774)

Weighted average number of shares outstanding	54,473,194	383,651

Basic and diluted net loss per share	$(0.03)	$(1.13)

Comprehensive loss:
Unrealized gain on currency translation adjustment	205,529	1,466
Comprehensive loss	$(1,364,945)	$(432,308)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

RealBiz Media Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	January 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,451,978)	$(278,637)
Adjustments to reconcile net loss to net cash from operating activities:
Other comprehensive income	205,529	1,466
Amortization and depreciation	346,098	-
Stock based compensation and consulting fees	649,404	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,656	(34,606)
Decrease in prepaid expenses	145	-
Decrease in security deposits	22	-
Decrease in accounts payable and accrued expenses	(57,991)	(89,202)
Decrease in due to affiliates	(891,199)	-
(Decrease) increase in deferred revenue	(467)	3,344
Net cash used in operating activities	(1,189,781)	(397,635)

Cash flows from investing activities:
Purchase of computer equipment	(2,058)	-
Payments towards website development costs	(177,401)	-
Net cash used in investing activities	(179,459)	-

Cash flows from financing activities:
Payments for loans payable	(8,807)	-
Proceeds from the sale of common stock and warrants	80,000	395,210
Proceeds from the exercise of outstanding warrants	160,000	-
Net cash provided by financing activities	231,193	395,210

Net decrease in cash	(1,138,047)	(2,425)

Cash at beginning of period	1,304,374	36,408

Cash at end of period	$166,327	$33,983

Supplemental disclosure:
Cash paid for interest	$870	$-

Supplemental disclosure of non-cash investing and financing activity:
Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$349,750	$-
Shares	7,895,000	-

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$122,625	$-
Shares	817,418	-

Settlement of prior year advances for subscriptions of common stock:
Value	$13,500	$-
Shares	27,000	-
Warrants	9,000	-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

REALBIZ MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

We are engaged in the business of providing digital media and marketing services for the real estate industry.  We currently generate revenue from advertising, real estate broker commissions and referral fees.

Basis of Presentation

The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state RealBiz Media Group, Inc. and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2013, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2014. The results of operations for the three months ended January 31, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2014.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year.  Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service.  The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $1,761 and $-0- for the three months ended January 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of January 31, 2014, the Company did not impair any long-lived assets

REALBIZ MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website Development Costs

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the three months ended January 31, 2014 and 2013.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $344,337 and $-0- for the three months ended January 31, 2014 and 2013, respectively.

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

REALBIZ MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the three months ended January 31, 2014 and 2013 was $25,880 and $21,153, respectively.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gain of $7,512 and a loss of $2,791 for three months ended January 31, 2014 and 2013, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Unaudited Consolidated Statements of Operations. For the three months ended January 31, 2014 and 2013, the accumulated comprehensive gain was $205,529 and $1,466, respectively.

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

REALBIZ MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents include the following:

January 31, 2014
Series A convertible preferred stock issued and outstanding	94,009,762
Warrants to purchase common stock issued, outstanding and exercisable	8,467,682
Stock options issued, outstanding and exercisable	1,000
Shares on convertible promissory notes	500,000
102,978,444

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

 Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies that are adopted by us as of the specified effective dates. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position, results of operations and cash flows upon adoption.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $1,451,978 and $278,637 for the three months ended January 31, 2014 and 2013 respectively. At January 31, 2014, the Company had a working capital deficit of $1,578,619, and an accumulated deficit of $11,950,233. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

During the three months ended January 31, 2014, the Company recorded the purchase of $2,058 of computer equipment which is being depreciated using the straight line method over 3 year period. The Company has recorded $1,761 and $-0- of depreciation expense for the three months ended January 31, 2014 and 2013, respectively.  The depreciable equipment has a weighted average remaining useful life of 2.3 years. There was no asset impairment recorded for the three months ended January 31, 2014 and 2013. As of January 31, 2014, $42,149 of previously purchased equipment has not be placed in service.

REALBIZ MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5: INTANGIBLE ASSETS

At January 31, 2014, the Company’s intangible assets are as follows:

	January 31, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing Agreement	2.2 years	$4,796,178	$1,721,685	$3,074,493
Website development costs (not placed in service)		1,013,153	-0-	1,013,153
		$5,809,331	$1,721,685	$4,087,646

During the three months ended January 31, 2014, the Company incurred expenditures of $177,401 for website development costs which have not yet been placed in service.  Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website, which is 3 years. Amortization expense related to website development costs (in service) and intangible assets was $344,377 and $-0-, for three months ended January 31, 2014 and 2013, respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At January 31, 2014, the Company’s accounts payable and accrued expenses are as follows:
January 31, 2014
Trade payables and accruals	$130,778
Accrued preferred stock dividends	642,391
Payroll and commissions	460,108
Other liabilities	84,260
Total accounts payable and accrued expenses	$1,317,537

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/ or makes advances for operating expenses from our parent Company, Next 1 Interactive, Inc. As of January 31, 2014, the Company is due $895,399 as a result of such transactions.

NOTE 8: CONVERTIBLE NOTES PAYABLE

During the three months ended January 31, 2014, the Company incurred no activity and the remaining principal balance as of January 31, 2014 is $280,000.  The conversion rate of the payable on demand note(s) is $0.15 per share.

NOTE 9: LOANS PAYABLE

During the three months ended January 31, 2014, the Company made $8,807 in principal payments and incurred $870 in interest expense for the promissory note.  There was no activity for the three months ended January 31, 2014 for the non-related third party investors.

The Company’s loans payable is summarized follows:

January 31, 2014
Promissory note	$12,407
Non-related third party investors	170,000
Total Loans payable	$182,407

REALBIZ MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10: SHAREHOLDERS’ EQUITY

The Company has 250,000,000 shares authorized and has designated 125,000,000 shares for common stock at $.001 par value; 100,000,000 shares for Series A preferred stock at $.001 par value and the remaining 25,000,000 is available to be designated as either common or preferred stock.

Common Stock

During the three months ended January 31, 2014, the Company:

•	issued 110,000 shares of its common stock along with 110,000 one year warrants with an exercise price between a $1.00 and $1.25 for cash proceeds of $80,000.

•	issued 160,000 shares of its common stock upon exercise of 160,000 outstanding warrants for cash proceeds of $160,000.

•
issued 27,000 shares of its common stock along with 9,000 one year warrants with an exercise price $1.00 as settlement of $13,500 of proceeds received in advance for prior fiscal year subscription agreements.

•
issued 298,850 shares of its common stock along with 182,850 one year warrants with an exercise price of $1 for a total value of $649,405 for consulting fees rendered.  The value of the common stock issued was based on the fair value of the stock at the time of issuance.  The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 0.14%, dividend yield of -0-%, volatility factor between 319.22% and 326.53% and expected life of one year.

•	issued 8,712,418 shares of its common stock valued at $517,375 upon the conversion of the holders of convertible preferred shares held in its parent company Next 1 Interactive, Inc.

Common Stock Warrants

At January 31, 2014, there were 8,467,682 warrants outstanding with a weighted average exercise price of $1.04 and weighted average life of .57 years.  During the three months ended January 31, 2014, the Company granted 301,850 warrants, 160,000 were exercised and 10,000 were assigned.

Convertible Preferred Stock Series A

As of January 31, 2014, the Company had 94,009,762 shares of Convertible Preferred Stock Series A issued and outstanding respectively. The preferred shares were issued at $.001 par, bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share.

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series A stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series A Stock or to the Common Stock, an amount for each share of Series A Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series A Liquidation Amount").

Accrued but unpaid preferred stock dividends on the outstanding preferred shares as of January 31, 2014 totaled $642,691 and are included in accrued expenses.

NOTE 11: RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2014, the Company paid $800 a month in rent for office space on behalf of an officer of the Company.

REALBIZ MEDIA GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12: SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and on February 24, 2014, our Parent Company, Next 1 Interactive, Inc. (“Next 1”) entered into a note amendment with a convertible promissory note holder which, among other things: extended the maturity date of various notes held by the noteholder until December 1, 2015, sets the conversion price at a fixed $0.50 per share and permits Next 1 to force a conversion of the notes into its common stock under certain circumstances.  As part of this agreement, the Company issued 12,000,000 common stock warrants at an exercise price of $0.50 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended October 31, 2013 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2014 are those that depend most heavily on these judgments and estimates. As of January 31, 2014, there had been no material changes to any of the critical accounting policies contained therein.
.

 Results of Operations

Three months ended January 31, 2014 compared to three months ended January 31, 2013.

Revenues

Our total revenues decreased 10% to $246,054 for the three months ended January 31, 2014, compared to $271,995 for the three months ended January 31, 2013, a decrease of $25,941. This is due to the loss of a broker with significant monthly revenues as well as photographer inactivity during the holiday season.

Cost of Revenue

Cost of revenues decreased 1% to $21,990 for the three months ended January 31, 2014, compared to $22,205 for the three months ended January 31, 2013, a decrease of $215. This is due to a decrease in the commission revenue share portion of the multiple listing service contracts expiring and not renewed.

Operating Expenses

Our operating expenses, include salaries and benefits, selling and promotion, general and administrative expenses, increased 220% to $1,682,684 for the three months ended January 31, 2014, compared to $525,636 for the three months ended January 31, 2013, an increase of $1,157,048. This increase was substantially due to an increase in consulting fees incurred in raising capital of $670,297, an increase in the amortization of intangible assets of $344,337 and to a lesser extent an increase in expenses related to investor relations of $128,358, travel and entertainment of $71,115, selling and promotion of $31,663, miscellaneous expense of $29,847, legal and professional fees of $19,921, insurance of $17,742 and audit and accounting fees of $16,526.This was partially offset by a decrease in salaries and benefits of $168,121 and to a lesser extent a decrease in expenses related to dues and subscriptions of $3,992 and telephone expense of $645.

Other Income (Expenses)

Exchange gains increased 369% to $7,512 for the three months ended January 31, 2014, compared to exchange losses of $2,791 for the three months ended January 31, 2013, an increase of $10,303 due primarily to the fluctuation between the exchange rate of the Canadian dollar to the U.S. dollar.  This was partially offset by the increase in interest expense 100% to $870 for the three months ended January 31, 2014, compared to $-0- for the three months ended January 31, 2013, an increase of $870 due primarily to the amortization of the interest expense on a promissory note.

Net Loss

We had a net loss of $1,451,978 for the three months ended January 31, 2014, compared to net loss of $278,637 for the three months ended January 31, 2013, an increase of $1,173,341. The increase in net loss from 2013 to 2014 was substantially due to an increase in consulting fees incurred in raising capital of $670,297, an increase in the amortization of intangible assets of $344,337 and to a lesser extent an increase in investor relations of $128,358.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At January 31, 2014, the Company had $166,327 cash on-hand, a decrease of $1,138,047 from $1,304,374 at the end of fiscal 2013. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $1,189,781 for the three months ended January 31, 2014, an increase of $792,146 from $397,635 used during the three months ended January 31, 2013. This increase was mainly due to an increase in net loss, amortization and depreciation, stock based compensation off set by decrease in due to affiliates.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations.   During the three months ended January 31, 2014, we raised $240,000 from the sale of common stock and warrants and the exercise of warrants.  Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms.  Based on our current plans, we believe that our cash provided from the above sources will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2014.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which should enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended January 31, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended January 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2013, filed with the SEC on February 13, 2014.

Item 2.  Unregistered Sales of Equity Securities

Set forth below is information regarding securities sold by us during the three months ended January 31, 2014 that were not registered under the Securities Act:

•	Issued 110,000 shares of our common stock along with 110,000 one year warrants with an exercise price between a $1.00 and $1.25 for cash proceeds of $80,000.

•	Issued 160,000 shares of our common stock upon exercise of 160,000 outstanding warrants for cash proceeds of $160,000.

•	Issued 27,000 shares of our common stock along with 9,000 one year warrants with an exercise price $1.00 as settlement of $13,500 of proceeds received in advance for prior fiscal year subscription agreements.

•	Issued 298,850 shares of our common stock along with 182,850 one year warrants with an exercise price of $1 for a total value of $649,405 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Issued 8,712,418 shares of our common stock valued at $517,375 upon the conversion of the holders of convertible preferred shares held in its parent company Next 1 Interactive, Inc.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated there under), as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended January 31, 2014.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit Number	Description

4.1	Note Amendment between Next 1 and Mark A. Wilton, as countersigned by Realbiz Media Group, Inc. dated February 24, 2014 *

4.2	Warrant issued by Realbiz Media Group, Inc. to Mark A. Wilton *

31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Certification of Chief Executive Officer **

32.2	Certification of Chief Financial Officer **

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

*Incorporated by reference to the Form 8-K filed on February 27, 2014.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealBiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
March 11, 2014

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	March 11, 2014
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	March 11, 2014
Adam Friedman	(Principal Financial Officer)

