Form 10-Q
period 2014-04-30
REALBIZ MEDIA GROUP, INC
filed 2014-06-23
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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

As of June 20, 2014 there were 71,545,251 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

1

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2014 AND 2013

REALBIZ MEDIA GROUP, INC.

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2014	2013
	(Unaudited)

Assets
Current Assets
Cash	$23,310	$1,304,374
Accounts receivable, net of allowance for doubtful accounts	55,159	76,047
Prepaid expenses	3,050	272
Security deposits	-	345
Total current assets	81,519	1,381,038

Property and equipment, net	49,268	56,357
Website development costs and intangible assets, net	3,785,046	4,254,582
Due from affiliates	1,081,960	4,199
Total assets	$4,997,793	$5,696,176

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,545,148	$1,257,032
Deferred revenue	38,326	31,310
Convertible notes payable	280,000	280,000
Loans payable	173,175	191,214
Total current liabilities	2,036,649	1,759,556

Total liabilities	2,036,649	1,759,556

Stockholders' Equity
Series A convertible preferred stock, $.001 par value; 100,000,000 authorized and 94,009,762 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	94,010	94,010
Common stock, $.001 par value; 125,000,000 authorized and 60,850,512 shares issued and outstanding at April 30, 2014 and 49,039,511 shares issued and outstanding at October 31, 2013, respectively	60,850	49,040
Additional paid-in-capital	15,492,921	14,179,044
Subscription advances	200,000	13,500
Accumulated other comprehensive income (loss)	47,973	(19,215)
Accumulated deficit	(12,934,610)	(10,379,759)
Total stockholders' equity	2,961,144	3,936,620
Total liabilities and stockholders' equity	$4,997,793	$5,696,176

The accompanying notes are an integral part of these consolidated unaudited financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the six months ended
	April 30,		April 30,
	2014	2013	2014	2013

Revenues
Real estate media revenue	$252,560	$319,174	$498,614	$591,169

Cost of revenues	17,135	13,414	39,125	35,619

Gross profit	235,425	305,760	459,489	555,550

Operating expenses
Salaries and benefits	241,457	263,988	494,370	671,955
Selling and promotions expense	117,704	59,734	205,748	116,115
General and administrative	900,035	929,884	2,241,762	991,172
Total operating expenses	1,259,196	1,253,606	2,941,880	1,779,242

Operating loss	(1,023,771)	(947,846)	(2,482,391)	(1,223,692)

Other income (expense)
Interest expense	(444)	-	(1,314)	-
Gain on forgiveness of notes payable and accrued liabilities	-	384,304	-	384,304
Exchange gain (loss)	(23,219)	209	(15,707)	(2,581)
Other income	177,689	-	177,689	-
Total other income (expense)	154,026	384,513	160,668	381,723

Net loss	$(869,745)	$(563,333)	$(2,321,723)	$(841,969)

Preferred Stock Dividend	(114,632)	(125,001)	(233,128)	(280,138)

Net loss attributable to common stockholders	$(984,377)	$(688,334)	$(2,554,851)	$(1,122,107)

Weighted average number of shares outstanding	59,420,260	5,173,607	56,905,729	2,738,933

Basic and diluted net loss per share	$(0.02)	$(0.13)	$(0.04)	$(0.41)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	(138,341)	1,466	67,188	19,947
Comprehensive loss	$(1,122,718)	$(686,868)	$(2,487,663)	$(1,102,160)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,321,723)	$(841,969)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	761,136	765,493
Gain on forgiveness of notes payable and accrued liabilities	-	(384,304)
Stock based compensation and consulting fees	717,086	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	20,888	(52,976)
Increase in prepaid expenses	(2,778)	(1,126)
Decrease in security deposits	345	-
(Increase) decrease in due from affiliates	(1,077,760)	161,537
Increase in accounts payable and accrued expenses	54,988	113,236
Increase (decrease) in deferred revenue	7,016	(18,072)
Net cash used in operating activities	(1,840,802)	(258,181)

Cash flows from investing activities:
Purchase of computer equipment	(3,321)	-
Payments towards website development costs	(281,190)	-
Net cash used in investing activities	(284,511)	-

Cash flows from financing activities:
Payments applied to loans payable	(18,039)	-
Proceeds from subscription advances	200,000	-
Proceeds from the sale of common stock and warrants	435,100	227,500
Proceeds from the exercise of outstanding warrants	160,000	-
Net cash provided by financing activities	777,061	227,500

Effect of exchange rate changes on cash	67,188	19,947

Net decrease in cash	(1,281,064)	(10,734)

Cash at beginning of period	1,304,374	36,408

Cash at end of period	$23,310	$25,674

Supplemental disclosure:
Cash paid for interest	$1,314	$-

Supplemental disclosure of non-cash investing and financing activity:
Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$404,750	$-
Shares	8,095,000	-

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$122,625	$-
Shares	817,418	-

Settlement of prior year advances for subscriptions of common stock:
Value	$13,500	$-
Shares	27,000	-
Warrants	9,000	-

Next 1 Interactive, Inc. promissory notes converted to common stock:
Value	$80,000	$-
Shares	1,600,000	-

Preferred stock dividends accrued:
Value	$233,128	$280,138

Warrants issued for Next 1, Interactive Inc. debt modifications:
Value	$4,809,308	$-
Warrants	12,000,000	-

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

These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2013, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2014. The results of operations for the three and six months ended April 30, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2014.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at April 30, 2014 and October 31, 2013.

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $10,410 and $-0- for the six months ended April 30, 2014 and 2013, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of April 30, 2014, the Company did not impair any long-lived assets.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets", the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance compared to historical or projected future operating results;

2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount that the book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the six months ended April 30, 2014 and 2013.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $750,726 and $765,493 for the six months ended April 30, 2014 and 2013, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, due from affiliates, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the six months ended April 30, 2014 and 2013 was $55,290 and $33,405, respectively.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange loss of $15,707 and $2,581 for six months ended April 30, 2014 and 2013, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Unaudited Statements of Operations. For the six months ended April 30, 2014 and 2013, the increase in accumulated comprehensive gain was $67,188 and $19,947, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is considered to be equal to basic because it is anti-dilutive. The Company’s common stock equivalents include the following:

April 30, 2014
Series A convertible preferred stock issued and outstanding	94,009,762
Warrants to purchase common stock issued, outstanding and exercisable	20,445,915
Stock options issued, outstanding and exercisable	1,000
Shares on convertible promissory notes	1,866,667
116,323,344

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

The Company has incurred a net loss of $2,321,723 for the six months ended April 30, 2014. At April 30, 2014, the Company had a working capital deficit of $1,955,130, and an accumulated deficit of $12,934,610. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4: Property and Equipment

During the six months ended April 30, 2014, the Company recorded the purchase of $3,321 of computer equipment and placed into service $42,149 of equipment purchased in the prior fiscal year, all depreciated using the straight line method over a 3 year period. The Company has recorded $10,410 and $-0- of depreciation expense for the six months ended April 30, 2014 and 2013, respectively. The depreciable equipment has a weighted average remaining useful life of 2.3 years. There was no asset impairment recorded for the six months ended April 30, 2014 and 2013.

NOTE 5: INTANGIBLE ASSETS

At April 30, 2014, the Company’s intangible assets are as follows:

	April 30, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing Agreement	2.0 years	$4,796,178	$2,066,022	$2,730,156
Website development costs	2.8 years	1,116,942	62,052	1,054,890
		$5,913,120	$2,128,074	$3,785,046

The Company invested $281,191 in website development costs for the six months ended April 30, 2014, combined with website development costs of $835,752 incurred in the prior fiscal year, placed these costs into service on March 4, 2014 with the launch of the Nestbuilder website. Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website, which is 3 years. Amortization expense related to website development costs and intangible assets was $750,726 and $765,493, for six months ended April 30, 2014 and 2013, respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At April 30, 2014, the Company’s accounts payable and accrued expenses are as follows:

April 30, 2014
Trade payables and accruals	$193,385
Accrued preferred stock dividends	757,023
Payroll and commissions	376,542
Other liabilities	218,198
Total accounts payable and accrued expenses	$1,545,148

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/ or makes advances for operating expenses from our parent Company, Next 1 Interactive, Inc. As of April 30, 2014, the Company is due $1,081,960 as a result of such transactions.

NOTE 8: CONVERTIBLE NOTES PAYABLE

During the six months ended April 30, 2014, the Company incurred no activity and the remaining principal balance as of April 30, 2014 is $280,000. The conversion rate of the payable on demand note(s) is $0.15 per share.

NOTE 9: LOANS PAYABLE

During the six months ended April 30, 2014, the Company made $18,039 in principal payments and incurred $870 in interest expense for the promissory note. There was no activity for the six months ended April 30, 2014 for the non-related third party investors.

The Company’s loans payable is summarized follows:

April 30, 2014
Promissory note	$3,175
Non-related third party investors	170,000
Total Loans payable	$173,175

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: SHAREHOLDERS’ EQUITY

The Company has 250,000,000 shares available and has designated 125,000,000 shares of common stock as authorized and 100,000,000 shares of series A convertible preferred stock as authorized, both with a par value of $.001 as of April 30, 2014. There are 25,000,000 shares available for future designation as either common or preferred stock.

Common Stock

During the six months ended April 30, 2014, the Company:

•	issued 736,833 shares of its common stock along with 736,833 one year warrants with an exercise price between a $1.00 and $1.25 for cash proceeds of $435,100.

•	issued 160,000 shares of its common stock upon exercise of 160,000 outstanding warrants for cash proceeds of $160,000.

•	issued 27,000 shares of its common stock along with 9,000 one year warrants with an exercise price $1.00 as settlement of $13,500 of proceeds received in advance for prior fiscal year subscription agreements.

•	issued 374,750 shares of its common stock along with 191,250 one year warrants with an exercise price of $1 for a total value of $717,086 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 0.14%, dividend yield of -0-%, volatility factor between 319.22% and 326.53% and expected life of one year.

•	issued 8,095,000 shares of its common stock valued at $404,750 upon the conversion of the holders of convertible Series B preferred shares held in its parent company Next 1 Interactive, Inc.

•	issued 817,418 shares of its common stock valued at $122,625 upon the conversion of the holders of convertible Series D preferred shares held in its parent company Next 1 Interactive, Inc.

•	issued 1,600,000 shares of its common stock valued at $80,000 upon the conversion of the holders of convertible promissory notes held in its parent company Next 1 Interactive, Inc.

•	issued 12,000,000 one (1) year common stock warrants with an exercise price of $0.50 for a debt modification of convertible promissory notes held in its parent company Next 1 Interactive, Inc valued at $4,809,308. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, dividend yield of -0-%, volatility factor of 324.34% and expected life of one year.

•	all of the conversions of Next 1 Interactive, Inc. securities were accounted for as contributed capital.

Common Stock Warrants

At April 30, 2014, there were 20,445,915 warrants outstanding with a weighted average exercise price of $0.72 and weighted average life of .64 years. During the six months ended April 30, 2014, the Company granted 12,947,083 warrants, 160,000 were exercised, 657,000 expired and 10,000 were assigned.

Convertible Preferred Stock Series A

As of April 30, 2014, the Company had 94,009,762 shares of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share.

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

Accrued but unpaid preferred stock dividends on the outstanding preferred shares as of April 30, 2014 totaled $757,023 and are included in accrued expenses.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11: OTHER INCOME

Other income for the three and six months ended April 30, 2014 represents primarily the proceeds from a Canadian grant program encouraging research and development activities.

NOTE 12: RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2014, the Company paid $800 a month in rent for office space on behalf of an officer of the Company.

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

•	From May through June of 2014, the Company received $100,158 in proceeds net of $50 in bank charges and issued 556,712 shares of its common stock and 305,556 one (1) year warrants with an exercise price of $0.18 with a total value of $100,208. Investors also received 611,112 Next 1 Interactive, Inc. one (1) year warrants with an exercise price of $0.05.

•	From May through June 2014, warrant holders exercised 2,443,778 outstanding warrants and the Company issued 2,443,778 shares of its common stock, receiving $445,925 in proceeds net of $45 in bank charges with a total value of $445,880.

•	From May through June 2014, the Company issued 944,445 shares of its common stock and issued 944,445 one (1) year warrants with an exercise price of $0.18 with a total value of $170,000. Investors also received 1,805,557 Next 1 Interactive, Inc. one (1) year warrants with an exercise price of $0.05.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2014 are those that depend most heavily on these judgments and estimates. As of April 30, 2014, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended April 30, 2014 compared to three months ended April 30, 2013.

Revenues

Our total revenues decreased 21% to $252,560 for the three months ended April 30, 2014, compared to $319,174 for the three months ended April 30, 2013, a decrease of $66,614. This is due to the loss of several single agent accounts and smaller brokers to competitors who offered more features.

Cost of Revenues

Cost of revenues increased 28% to $17,135 for the three months ended April 30, 2014, compared to $13,414 for the three months ended April 30, 2013, an increase of $3,721. This is due to the recognition of commissions for the revenue share portion of the multiple listing service contracts.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion and general and administrative expenses, remained relatively stable and increased to $1,259,196 for the three months ended April 30, 2014, compared to $1,253,606 for the three months ended April 30, 2013, an increase of $5,590. This increase was substantially due to an increase in web hosting of $182,409, and to a lesser extent an increase in investor relations of $82,144, an increase in selling and promotion of $57,970, an increase in audit and accounting of $31,353, an increase in legal and professional of $21,097, an increase in travel and entertainment of $20,085, an increase in depreciation of $19,630, an increase in filing fees of $13,270, an increase in bank charges of $4,132 and an increase in dues and subscriptions of $3,982. Additionally, this was offset by a decrease in amortization of intangible assets of $359,104 and to a lesser extent a decrease in salaries and benefits of $20,681, a decrease in consulting fees of $19,409, a decrease in insurance of $10,358, a decrease in rent of $7,558, a decrease in office expense of $6,076, a decrease in miscellaneous expense of $7,021 and a decrease in telephone expense of $634.

Other Income (Expenses)

Our other income/expenses decreased 60% to $154,026 of other income for the three months ended April 30, 2014, compared to $384,513 of other income for the three months ended April 30, 2013, a decrease of $230,487. This decrease was substantially due a decrease in gain on forgiveness of debt of $384,304 and to a lesser extent a decrease in exchange gains of $23,428 and interest expense of $444. This was an offset by an increase in other income of $177,689 primarily due to a net grant received from a grant program in Canada to encourage research and development.

Net Loss

We had a net loss of $869,745 for the three months ended April 30, 2014, compared to net loss of $563,333 for the three months ended April 30, 2013, an increase of $306,412. The increase in net loss from 2013 to 2014 was substantially due to an increase in web hosting of $182,409, a decrease in gain on forgiveness of debt of $384,304 and to a lesser extent an increase in investor relations of $82,144 and selling and promotion of $57,970, offset by a decrease in amortization of $359,104 and other items that net to $41,311.

Six months ended April 30, 2014 compared to six months ended April 30, 2013.

Revenues

Our total revenues decreased 16% to $498,614 for the six months ended April 30, 2014, compared to $591,169 for the six months ended April 30, 2013, a decrease of $92,555. This is due to the loss of several single agent accounts and smaller brokers to competitors who offered more features.

Cost of Revenue

Cost of revenues increased 10% to $39,125 for the six months ended April 30, 2014, compared to $35,619 for the six months ended April 30, 2013, an increase of $3,506. This is due to the recognition of commissions for the revenue share portion of the multiple listing service contracts.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion and general and administrative expenses, increased 65% to $2,941,880 for the six months ended April 30, 2014, compared to $1,779,242 for the six months ended April 30, 2013, an increase of $1,162,638. This increase was substantially due to an increase in consulting fees of $651,248 and to a lesser extents an increase in investor relations of $210,502, an increase in web hosting of $182,809, an increase in travel and entertainment of $91,185, an increase in selling and promotion of $89,633, an increase in audit and accounting fees of $47,879, an increase in legal and professional fees of $41,018, an increase in filing fees of $21,200, an increase in depreciation of $10,410, an increase in bank charges of $9,312, an increase in insurance of $7,384 and an increase in office expense of $1,390. This was partial offset by a decrease in salaries and benefits of $177,585 and to a lesser extent a decrease in amortization of intangibles of $14,767, a decrease in rent of $466 and a decrease in miscellaneous expenses of $8,514.

Other Income (Expenses)

Our other income/expenses decreased 58% to $160,668 for the six months ended April 30, 2014, compared to $381,723 of other income for the six months ended April 30, 2013, a decrease of $221,055. This decrease was substantially due a decrease in gain on forgiveness of debt of $384,304 and to a lesser extent an increase in exchange losses of $13,126 and interest expense of $1,314. This was an offset by an increase in other income of $177,689 primarily due to a net grant received from a grant program in Canada to encourage research and development.

Net Loss

We had a net loss of $2,321,723 for the six months ended April 30, 2014, compared to net loss of $841,969 for the six months ended April 30, 2013, an increase of $1,479,754. The increase in net loss from 2013 to 2014 was substantially due to an increase in consulting fees incurred in raising capital of $651,248 and to a lesser extent an increase in investor relations of $210,502, along with other factors noted above.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At April 30, 2014, the Company had $23,210 cash on-hand, a decrease of $1,281,064 from $1,304,374 at the end of fiscal 2013. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $1,773,614 for the six months ended April 30, 2014, an increase of $1,535,380 from $238,234 used during the six months ended April 30, 2013. This increase was mainly due to an increase in net loss and due from affiliates offset by stock based compensation and consulting fees.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the six months ended April 30, 2014, we raised $795,100 from the sale of common stock and warrants and the exercise of warrants. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of April 30, 2014.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended April 30, 2014, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended April 30, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 2.  Unregistered Sales of Equity Securities

Set forth below is information regarding securities sold by us during the three months ended April 30, 2014 that were not registered under the Securities Act:

•	Issued 626,833 shares of our common stock along with 626,833 one year warrants with an exercise price between a $1.00 and $1.25 for cash proceeds of $355,100.

•	Issued 75,900 shares of our common stock along with 8,400 one year warrants with an exercise price of $1 for a total value of $67,683 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Issued 200,000 shares of our common stock valued at $10,000 upon the conversion of the holders of convertible Series B preferred shares held in its parent company Next 1 Interactive, Inc.

•	Issued 1,600,000 shares of our common stock valued at $80,000 upon the conversion of the holders of convertible Series D preferred shares held in its parent company Next 1 Interactive, Inc.

•	Issued 12,000,000 one (1) year common stock warrants with an exercise price of $0.50 for a debt modification of convertible promissory notes held in its parent company Next 1 Interactive, Inc valued at $4,809,308.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended April 30, 2014.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit Number™	Description

4.1	Note Amendment between Next 1 and Mark A. Wilton, as countersigned by Realbiz Media Group, Inc. dated February 24, 2014 *

4.2	Warrant issued by Realbiz Media Group, Inc. to Mark A. Wilton *

31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Certification of Chief Executive Officer **

32.2	Certification of Chief Financial Officer **

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

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
June 23, 2014
/s/ Adam Friedman
Adam Friedman
Chief Financial Officer June 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	June 23, 2014
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	June 23, 2014
Adam Friedman	(Principal Financial Officer)

