Form 10-Q
period 2014-07-31
REALBIZ MEDIA GROUP, INC
filed 2014-09-15
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014

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

As of September 9, 2014 there were 77,266,755 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

1

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2014 AND 2013

REALBIZ MEDIA GROUP, INC.

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2014	2013
	(Unaudited)

Assets
Current Assets
Cash	$11,100	$1,304,374
Accounts receivable, net of allowance for doubtful accounts	87,599	76,047
Prepaid expenses	3,050	272
Security deposits	-	345
Total current assets	101,749	1,381,038

Property and equipment, net	49,100	56,357
Website development costs and intangible assets, net	4,170,002	4,254,582
Due from affiliates	1,295,938	4,199
Total assets	$5,616,789	$5,696,176

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,717,529	$1,257,032
Deferred revenue	31,038	31,310
Convertible notes payable	60,000	280,000
Loans payable	170,000	191,214
Total current liabilities	1,978,567	1,759,556

Total liabilities	1,978,567	1,759,556

Stockholders' Equity
Series A convertible preferred stock, $.001 par value; 100,000,000 authorized and 94,009,762 shares issued and outstanding at July 31,2014 and October 31, 2013, respectively	94,010	94,010
Common stock, $.001 par value; 125,000,000 authorized and 73,703,454 shares issued and outstanding at July 31,2014 and 49,039,511 shares issued and outstanding at October 31, 2013, respectively	73,703	49,040
Additional paid-in-capital	17,282,851	14,179,044
Subscription advances	30,000	13,500
Accumulated other comprehensive income (loss)	41,276	(19,215)
Accumulated deficit	(13,883,618)	(10,379,759)
Total stockholders' equity	3,638,222	3,936,620
Total liabilities and stockholders' equity	$5,616,789	$5,696,176

The accompanying notes are an integral part of these consolidated unaudited financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2014	2013	2014	2013

Revenues
Real estate media revenue	$274,712	$272,853	$773,326	$864,022

Cost of revenues	170,801	15,538	209,926	51,157

Gross profit	103,911	257,315	563,400	812,865

Operating expenses
Salaries and benefits	333,479	157,166	827,849	829,121
Selling and promotions expense	13,337	40,146	219,085	156,261
General and administrative	599,283	657,754	2,841,045	1,648,926
Total operating expenses	946,099	855,066	3,887,979	2,634,308

Operating loss	(842,188)	(597,751)	(3,324,579)	(1,821,443)

Other income (expense)
Interest expense	-	-	(1,314)	-
Loss on conversion of debt to equity	-	(1,066)	-	(1,066)
Gain on forgiveness of debt	-	-	-	384,304
Exchange gain (loss)	12,832	(1,419)	(2,875)	(1,419)
Other income (expense)	(1,156)	2,581	176,533	-
Total other income (expense)	11,676	96	172,344	381,819

Net loss	$(830,512)	$(597,655)	$(3,152,235)	$(1,439,624)

Preferred Stock Dividend	(118,496)	(125,261)	(351,624)	(405,399)

Net loss attributable to common stockholders	$(949,008)	$(722,916)	$(3,503,859)	$(1,845,023)

Weighted average number of shares outstanding	69,163,833	23,379,147	61,036,665	9,667,400

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.06)	$(0.19)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	(6,697)	11,665	60,491	31,612
Comprehensive loss	$(955,705)	$(711,251)	$(3,443,368)	$(1,813,411)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,152,235)	$(1,439,624)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	1,276,094	1,109,873
Gain on forgiveness of debt	-	(384,304)
Stock based compensation and consulting fees	785,781	63,418
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,552)	(102,154)
Increase in prepaid expenses	(2,778)	(691)
Increase in subscription receivable	-	(5,000)
(Increase) decrease in security deposits	345	(9,542)
(Increase) decrease in due from affiliates	(1,291,738)	162,728
Increase (decrease) in accounts payable and accrued expenses	108,873	(7,842)
Decrease in deferred revenue	(272)	(6,038)
Net cash used in operating activities	(2,287,482)	(619,176)

Cash flows from investing activities:
Purchase of computer equipment	(4,960)	(42,149)
Payments towards software developments costs	(16,260)	-
Payments towards website development costs	(563,037)	(168,610)
Net cash used in investing activities	(584,257)	(210,759)

Cash flows from financing activities:
Proceeds from loans payable	-	35,000
Payments applied to loans payable	(21,214)	(55,385)
Proceeds from subscription advances	30,000	-
Proceeds from the sale of common stock and warrants	842,668	802,000
Proceeds from the exercise of outstanding warrants	666,520	-
Net cash provided by financing activities	1,517,974	781,615

Effect of exchange rate changes on cash	60,491	31,612

Net decrease in cash	(1,293,274)	(16,708)

Cash at beginning of period	1,304,374	36,408

Cash at end of period	$11,100	$19,700

Supplemental disclosure:
Cash paid for interest	$1,314	$1,066

Supplemental disclosure of non-cash investing and financing activity:

	For the nine months ended
	July 31,
	2014	2013
Preferred stock dividends accrued:
Value	$351,624	$280,138

Settlement of prior year advances for subscriptions of common stock:
Value	$13,500	$-
Shares	27,000	-
Warrants	9,000	-

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$453,250	$44,250
Shares	9,065,000	885,000

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$-	$150,000
Shares	-	1,500,000

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$133,225	$1,860,686
Shares	888,078	14,334,942

Next 1 Interactive, Inc. convertible promissory notes converted to common stock:
Value	$80,000	$56,376
Shares	1,600,000	27,500

Warrants issued for Next 1, Interactive Inc. debt modifications:
Value	$4,809,308	$-
Warrants	12,000,000	-

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

These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2013, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2014. The results of operations for the three and nine months ended July 31, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2014.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at July 31, 2014 and October 31, 2013.

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $12,217 and $-0- for the nine months ended July 31, 2014 and 2013, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended July 31, 2014 and 2013, the Company did not impair any long-lived assets.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the nine months ended July 31, 2014, the Company has capitalized $16,260 of costs associated with the development of a mobile app that has not been placed into service.

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount that the book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the nine months ended July 31, 2014 and 2013.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,263,877 and $1,109,873 for the nine months ended July 31, 2014 and 2013, respectively.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the nine months ended July 31, 2014 and 2013 was $58,990 and $33,405, respectively.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive Income (Loss) (continued):

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange loss of $2,875 and $1,419 for nine months ended July 31, 2014 and 2013, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Unaudited Statements of Operations. For the nine months ended July 31, 2014 and 2013, the increase in accumulated comprehensive gain was $60,491 and $31,612, respectively.

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on OANDA. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

•	As of July 31, 2014 - Canadian dollar $0.91970 to US $1.00

•	For the nine months ended July 31, 2014 - Canadian dollar $0.92563 to US $1.00

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

July 31, 2014
Series A convertible preferred stock issued and outstanding	94,009,762
Warrants to purchase common stock issued, outstanding and exercisable	17,099,257
Stock options issued, outstanding and exercisable	1,000
Shares on convertible promissory notes	400,000
111,510,019

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for comparative purposes.  These reclassifications have no effect on the results of operations or financial position of the Company.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the provisions of the accounting standard update.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred a net losses of $3,152,235 for the nine months ended July 31, 2014. At July 31, 2014, the Company had a working capital deficit of $1,876,818, and an accumulated deficit of $13,883,618. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months, the Company may consider plans to raise additional funds through the issuance of additional shares of common or preferred stock and or through the issuance of debt instruments. Although we intend to obtain additional financing to meet our cash needs, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Note 4: Property and Equipment

During the nine months ended July 31, 2014, the Company recorded the purchase of $4,960 of computer equipment and placed into service $42,149 of equipment purchased in the prior fiscal year, all depreciated using the straight line method over a 3 year period. The Company has recorded $12,217 and $-0- of depreciation expense for the nine months ended July 31, 2014 and 2013, respectively. The depreciable equipment has a weighted average remaining useful life of 2.3 years. There was no asset impairment recorded for the nine months ended July 31, 2014 and 2013.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5: INTANGIBLE ASSETS

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	July 31, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	1.7 years	$4,796,178	$2,410,359	$2,385,819
Website development costs	2.6 years	1,398,789	180,868	1,217,921
Web platform/customer list - ReachFactor acquisition	2.8 years	600,000	49,998	550,002
Software development costs (not placed in service)	3.0 years	16,260	-0-	16,260
		$6,811,227	$2,641,225	$4,170,002

During the nine months ended July 31, 2014, the Company incurred expenditures of $563,037 for website development costs as a new development team was brought in to assess the quality of the website. Upon their recommendation, significant changes, upgrades and modifications were recommended and have been ongoing since the post launch date of March 4, 2014. This is being done to ensure that the site works capably as the Company's "revenue driver". This capitalization falls with the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

During the nine months ended July 31, 2014, the Company incurred expenditures of $16,260 for software development costs to develop a mobile app called "EZ FLIX" as a tool to assist users in converting still pictures to video. The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. As of July 31, 2014, the app has not been placed into service.

On May 24, 2014, RealBiz Media Group, Inc. (“RBIZ”) entered into an Asset Sale Agreement with ReachFactor, Inc. (“ReachFactor”) and its two principals, Suresh Srinivasan and Arun Srinivasan pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000 in consideration of RBIZ's issuance to ReachFactor of 2,000,000 shares of RBIZ's common stock valued at $0.15 per share for a total of $300,000. The acquisition of the assets is subject to an unwind at the option of Suresh Srinivasan and Arun Srinivasan if on or prior to the date that is six months after the closing of the Asset Sale Agreement, the Company terminates the employment of either of Suresh Srinivasan and/ or Arun Srinivasan (each referred to as an “Executive”) without cause or either Executive terminates his employment for good reason. In the event of an unwind the assets revert back to ReachFactor and the 2,000,000 shares of stock revert back to RBIZ.

The value of the common stock was based on the fair value of the stock at the time of issuance which was $0.15 per share and RBIZ capitalized $600,000 as intangible assets to be amortized over a three year period beginning June 1, 2014. The $600,000 included the capitalization of the stock issuance valued at $300,000 referred to above along with additional consideration of $300,000, related to the acquisition, representing the value of an additional 2,000,000 shares of RBIZ's common stock that were issued on the acquisition date to an escrow account and is considered as part of the purchase price consideration because these shares can only be forfeited upon the total rewinding of the acquisition or voluntary termination of employment by the Srinivasans and the Srinivasans are receiving market-based cash compensation for their services to RBIZ. These additional shares are to be released to Suresh Srinivasan and Arun Srinivasan at the rate of 500,000 shares every three months. The transaction represents an asset acquisition that is accounted for as a business combination under ASC 805.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $1,263,877 and $1,109,873, for nine months ended July 31, 2014 and 2013, respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At July 31, 2014, the Company’s accounts payable and accrued expenses are as follows:

July 31, 2014
Trade payables and accruals	$231,647
Accrued preferred stock dividends	875,519
Payroll and commissions	414,209
Other liabilities	196,154
Total accounts payable and accrued expenses	$1,717,529

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/ or makes advances for operating expenses to/from our parent Company, Next 1 Interactive, Inc. As of July 31, 2014, the Company is due $1,295,938 as a result of such transactions.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: CONVERTIBLE NOTES PAYABLE

During the nine months ended July 31, 2014, the Company:

•	issued 1,366,666 shares at the conversion rate of $0.15 per share, upon the noteholder's request, to convert the remaining principal balance of $205,000.

•	issued 100,000 shares at the conversion rate of $0.15 per share, upon the noteholder's request, to convert $15,000 in principal leaving a remaining principal balance of $60,000.

NOTE 9: LOANS PAYABLE

During the nine months ended July 31, 2014, the Company made $21,214 in principal payments and incurred $1,314 in interest expense for the promissory note. There was no activity for the nine months ended July 31, 2014 for the non-related third party investors.

The Company’s loans payable is summarized follows:

July 31, 2014
Promissory note	$-0-
Non-related third party investors	170,000
Total Loans payable	$170,000

NOTE 10: STOCKHOLDERS’ EQUITY

The Company has 250,000,000 shares available and has designated 125,000,000 shares of common stock as authorized and 100,000,000 shares of Series A convertible preferred stock as authorized, both with a par value of $.001 as of July 31, 2014. There are 25,000,000 shares available for future designation as either common or preferred stock

Common Stock

During the nine months ended July 31, 2014, the Company:

•	issued 3,950,379 shares of its common stock along with 3,079,056 one year warrants with an exercise price between a $0.18 and $1.25 for cash proceeds of $842.668.

•	issued 2,975,111 shares of its common stock upon exercise of 2,975,111 outstanding warrants for cash proceeds of $666,520.

•	issued 27,000 shares of its common stock along with 9,000 one year warrants with an exercise price between $0.18 to $1.00 as settlement of $13,500 of proceeds received in advance for prior fiscal year subscription agreements.

•	issued 620,830 shares of its common stock along with 235,780 one year warrants with an exercise price between $0.05 to $1.00 for a total value of $773,025 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 0.14%, dividend yield of -0-%, volatility factor between 318.89% and 611.08% and expected life of one year.

•	issued 9,065,000 shares of its common stock valued at $453,250 upon the conversion of the holders of convertible Series B preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series B preferred shares.

•	issued 888,078 shares of its common stock valued at $133,225 upon the conversion of the holders of convertible Series D preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series D preferred shares.

•	issued 1,600,000 shares of its common stock valued at $80,000 upon the conversion of the holders of convertible promissory notes held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company promissory notes.

•	issued 12,000,000 one (1) year common stock warrants with an exercise price of $0.50 for a debt modification of convertible promissory notes held in its parent company Next 1 Interactive, Inc valued at $4,809,308. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, dividend yield of -0-%, volatility factor of 324.34% and expected life of one year.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

During the nine months ended July 31, 2014, the Company (continued):

Common Stock (continued)

•	issued 2,000,000 shares of common stock as part of employment agreements in place with executives valued at $300,000. The value of the common stock was based on the fair value of the stock at the time of issuance.

•	issued 2,000,000 shares of common stock upon execution of an Asset Sale Agreement with ReachFactor, Inc. pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000. The value of the common stock was based on the fair value of the stock at the time of issuance and totaled $300,000.

•	issued 1,366,666 shares at the conversion rate of $0.15 per share, upon the noteholder's request, to convert the remaining principal balance of $205,000.

•	issued 100,000 shares at the conversion rate of $0.15 per share, upon the noteholder's request, to convert $15,000 in principal leaving a remaining principal balance of $60,000.

•	issued 70,789 shares upon the exercise of 70,879 warrants in settlement of consulting fees valued at $12,758.

•	On May 5, 2014, the Company's board of directors authorized a special warrant exercise pricing available to warrant holders of record as of May 5, 2014. The Board agreed to reduce the pricing on the warrants to $0.18 from their current level of $1.00 to $1.25 for the month of May 2014 only. The Company evaluated the incremental value of the modified warrants, as compared to the original warrant value, concluding that modification expense incurred was immaterial and the modification expense not recorded.

•	All of the conversions of Next 1 Interactive, Inc. securities were accounted for as contributed capital.

Common Stock Warrants

At July 31, 2014, there were 17,099,257 warrants outstanding with a weighted average exercise price of $0.57 and weighted average life of .52 years. During the nine months ended July 31, 2014, the Company granted 15,323,836 warrants, 3,045,990 were exercised, 3,430,500 expired and 10,000 were assigned and 63,921 were cancelled.

Convertible Preferred Stock Series A

As of July 31, 2014, the Company had 94,009,762 shares of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share.

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

Accrued but unpaid preferred stock dividends on the outstanding preferred shares as of July 31, 2014 totaled $875,519 and are included in accrued expenses.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11: OTHER INCOME

Other income for the three and nine months ended July 31, 2014 represents primarily the proceeds from a Canadian grant program encouraging research and development activities.

NOTE 12: RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2014, the Company paid $800 a month in rent for office space on behalf of an officer of the Company.

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On August 22, 2014, RealBiz’s board of directors has unanimously adopted a resolution seeking stockholder approval to authorize the Amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 125 million shares to 250 million shares (the “Common Increase”) and to increase the number of shares of preferred stock designated as Series A Preferred Stock from 100 million shares to 120 million shares (the “Preferred Increase”). RealBiz’s Certificate of Incorporation, as currently in effect, authorizes RealBiz to issue up to 125 million shares of common stock, par value $0.001 per and One Hundred Twenty-Five Million (125,000,000) shares which may be designated as common or preferred stock, $.001 par value per share. The board of directors has proposed an increase in the number of authorized shares of the common stock and shares designated as Series A Preferred Stock of RealBiz and a stockholder holding in excess of 98.9% of the Series A Preferred Stock outstanding voting power which represents in excess of 55.5% of the outstanding voting power has approved the filing of the Amendment.  Upon the filing of the Amendment, RealBiz will be authorized to issue 250 million shares of common stock $.001 par value and the number of shares of preferred stock designated as Series A Preferred Stock will increase to One Hundred Twenty Million (120,000,000) and par value, will remain the same.

During August and September of 2014, the Company received an aggregate of $75,000 in consideration of the future issuance of shares of a new series of Series B Preferred Stock, which to date have not been issued.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2014 are those that depend most heavily on these judgments and estimates. As of July 31, 2014, there had been no material changes to any of the critical accounting policies contained therein.

 Results of Operations

Three months ended July 31, 2014 compared to three months ended July 31, 2013.

Revenues

Our total revenues increased 1% to $274,712 for the three months ended July 31, 2014, compared to $272,853 for the three months ended July 31, 2013, an increase of $1,859. The increase in sales is the reflection of additional revenue reported and collected from Realtor.com listing uploads. The Company is shifting from the legacy virtual tour business and focused on the rollout of its new technology products and is offering agents a free trial period before charging fees for the use of these new products.

Cost of Revenues

Cost of revenues increased 999% to $170,801 for the three months ended July 31, 2014, compared to $15,538 for the three months ended July 31, 2013, an increase of $155,263. This is predominately due to the amortization of the cost of the Nestbuilder website placed in service in March 2014 which has been classified as a cost of sale as the website is considered a revenue producing tool for the Company.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion and general and administrative expenses, remained relatively stable and increased to $946,099 for the three months ended July 31, 2014, compared to $855,066 for the three months ended July 31, 2013, an increase of $91,033. This increase was substantially due to an increase in salaries and benefits of $176,313 and to a lesser extent: an increase in investor relations of $151,541, an increase in consulting fees of $72,988, an increase in audit and accounting of $40,582, an increase in legal and professional of $45,302, an increase in filing fees of $4,346, an increase in bank charges of $4,325, an increase in depreciation of $1,807; this was offset by a decrease in web hosting of $179,145 and to a lesser extent offset by: a decrease in travel and entertainment of $70,447, a decrease in telephone expense of $18,022, a decrease in amortization of intangible assets of $12,097, a decrease in rent of $8,961, a decrease in office expense of $8,856, a decrease in insurance of $7,253 and a decrease in miscellaneous expense of $74,591.

Other Income (Expenses)

Our other income increased 12,062% to $11,676 of other income for the three months ended July 31, 2014, compared to $96 of other income for the three months ended July 31, 2013, an increase of $11,580. This increase was substantially due to an increase in foreign change gains.

Net Loss

We had a net loss of $830,512 for the three months ended July 31, 2014, compared to net loss of $597,655 for the three months ended July 31, 2013, an increase of $232,857.The increase in net loss from 2013 to 2014 was substantially due to an increase in salaries and benefits of $176,313 and to a lesser extent an increase in investor relations of $151,541, an increase in consulting fees of $72,988 offset by a decrease in web hosting of $79,145 and to a lesser extent a decrease in travel and entertainment of $70,447, a decrease in miscellaneous expense of $74,591 along with other factors noted above.

Nine months ended July 31, 2014 compared to nine months ended July 31, 2013.

Revenues

Our total revenues decreased 10% to $773,326 for the nine months ended July 31, 2014, compared to $864,022 for the nine months ended July 31, 2013, a decrease of $90,696. The Company is shifting from the legacy virtual tour business and focused on the rollout of its new technology products and is offering agents a free trial period before charging fees for the use of these new products.

Cost of Revenue

Cost of revenues increased 310% to $209,926 for the nine months ended July 31, 2014, compared to $51,157 for the nine months ended July 31, 2013, an increase of $158,769. This is predominately due to the amortization of the cost of the Nestbuilder website placed in service in March 2014 which has been classified as a cost of sale as the website is considered a revenue producing tool for the Company.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotion and general and administrative expenses, increased 48% to $3,887,979 for the nine months ended July 31, 2014, compared to $2,634,308 for the nine months ended July 31, 2013, an increase of $1,253,671. This increase was substantially due to an increase in consulting fees of $724,236 and to a lesser extent: an increase in investor relations of $362,043, an increase in audit and accounting fees of $88,460, an increase in legal and professional fees of $86,320, an increase in selling and promotion of $62,824, an increase in filing fees of $25,546, an increase in travel and entertainment of $20,738, an increase in bank charges of $13,638, an increase in depreciation of $12,217; this was offset by a decrease in amortization of intangibles of $26,864 and to a lesser extent: a decrease in rent of $9,427 and a decrease in office expense of $7,466.

Other Income (Expenses)

Our other income/expenses decreased 55% to $172,344 for the nine months ended July 31, 2014, compared to $381,819 of other income for the nine months ended July 31, 2013, a decrease of $209,475. This decrease was substantially due a decrease in gain on forgiveness of debt of $384,304 and to a lesser extent an increase in exchange losses of $1,456 and interest expense of $1,314. This was an offset by an increase in other income of $176,533 primarily consisting of proceeds received from a grant program in Canada to encourage research and development.

Net Loss

We had a net loss of $3,152,235 for the nine months ended July 31, 2014, compared to net loss of $1,439,624 for the nine months ended July 31, 2013, an increase of $1,712,611. The increase in net loss from 2013 to 2014 was substantially due to an increase in consulting fees of $724,236 and to a lesser extent an increase in investor relations of $362,043, along with other factors noted above.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At July 31, 2014, the Company had $11,100 cash on-hand, a decrease of $1,293,274 from $1,304,374 at the end of fiscal 2013. The decrease in cash was due primarily to operating expenses and advances to affiliates.

Net cash used in operating activities was $2,287,482 for the nine months ended July 31, 2014, an increase of $1,668,306 from $619,176 used during the nine months ended July 31, 2013. This increase was mainly due to an increase in net loss and due from affiliates offset by stock based compensation and consulting fees.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the nine months ended July 31, 2014, we raised $1,539,188 from the sale of common stock and warrants and the exercise of warrants. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources will be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of July 31, 2014.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended July 31, 2014, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended July 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 2.  Unregistered Sales of Equity Securities

Set forth below is information regarding securities sold by us during the three months ended July 31, 2014 that were not registered under the Securities Act:

•	Issued 3,213,546 shares of our common stock along with 2,342,223 one year warrants with an exercise price of $0.18 for cash proceeds of $407,568.

•	issued 2,815,111 shares of its common stock upon exercise of 2,815,111 outstanding warrants for cash proceeds of $506,520.

•	Issued 246,080 shares of our common stock along with 44,530 one year warrants with an exercise price of $1 for a total value of $55,937 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Issued 970,000 shares of our common stock valued at $48,500 upon the conversion of the holders of convertible Series B preferred shares held in its parent company Next 1 Interactive, Inc.

•	Issued 70,660 shares of our common stock valued at $10,600 upon the conversion of the holders of convertible Series D preferred shares held in its parent company Next 1 Interactive, Inc.

•	issued 2,000,000 shares of common stock as part of employment agreements in place with executives valued at $300,000. The value of the common stock was based on the fair value of the stock at the time of issuance.

•	issued 2,000,000 shares of common stock upon execution of an Asset Sale Agreement with ReachFactor, Inc. pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000. The value of the common stock was based on the fair value of the stock at the time of issuance and totaled $300,000.

•	issued 1,366,666 shares at the conversion rate of $0.15 per share, upon the noteholder's request, to convert the remaining principal balance of $205,000.

•	issued 100,000 shares at the conversion rate of $0.15 per share, upon the noteholder's request, to convert $15,000 in principal leaving a remaining principal balance of $60,000.

•	issued 70,789 shares upon the exercise of 70,879 warrants in settlement of consulting fees valued at $12,758.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended July 31, 2014.

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
September 15, 2014

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
September 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	September 15, 2014
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	September 15, 2014
Adam Friedman	(Principal Financial Officer)

