Form 10-K
period 2014-10-31
REALBIZ MEDIA GROUP, INC
filed 2015-02-13
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014

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

☒Yes    ☐ No

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

☐ Yes    ☒ No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates was approximately $11,561,600 as of April 30, 2014 when the last reported sales price was $0.19 per share. As of February 6, 2015, 89,633,377 shares of common stock were outstanding.

Realbiz Media Group, Inc.

Form 10-K

PART I

ITEM 1. BUSINESS

Overview of our Business and its History

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees, product sales, membership fees and advertising revenues. The company was formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes/) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of the company’s programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees, product sales, membership fees and advertising revenues. RealBiz has positioned itself in the following areas summarized here and explained in more detail below:

1.	Nestbuilder Agent: This platform allows agents to claim and customize their own web page to be used as a video marketing platform. The site interacts with nestbuilder.com, ezflix and the HAAC allowing agents to create customized video of homes, themselves or community as well as being able to pull other MLS property listings to create specialized marketing messages. Additionally, the agent can view the effectiveness of their marketing efforts through a dashboard that shows multiple statistics including number of views, time spent, origination and lead generation. Additionally the agent can earn points for their marketing actions that can be converted to Home & Away Club rewards dollars. This site will completely empower the real estate agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they are currently paying.

2.	Ezflix Mobile App: The ezflix app is the only mobile/web video editor that pre-integrates with an agent’s listing data, allowing them to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media, email, and multiple other real estate portals including NestBuilder – giving agents a way to personalize their listing videos with entertaining local relevant content. This application, both Web and Mobile, was initially launched in both the Android and iOS versions in January and February 2015. This platform as it evolves will combine our VT (Virtual Tour) and MVA (Microvideo App) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers’ network. This product integration is expected to be complete by Q2 of 2015.

3.	The Virtual Tour (VT) and Microvideo App (MVA): was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition. Currently, the strategy is to migrate our current client base of VT users to MVA’s and combine the total core offering into our EzFlix Mobile and Web based application during the second quarter of 2015.

4.	NestBuilder: The world’s largest real estate video portal with over 1.5 million listings and is targeted to grow to over 3 million listings by mid 2015. Unlike other leaders in the space that agents are seeking alternatives to, NestBuilder focuses on building agent’s brands and delivering high-quality leads. They achieve this by offering fully customizable webpages in NestBuilder Agent that will follow their homebuyer throughout the home search, ultimately turning NestBuilder.com into each agent’s very own national portal.

5.	NestBuilder Mobile Search App: The app is currently available in the Google Play Store and should be available in the iOS version by March 2015. The app not only allows consumers to search and view homes in video but additionally allows consumers to enter in their agent’s name, and effectively turn the NestBuilder app into the agent’s very own application where their branding follows the consumer along their home search journey, everywhere they go.

6.	ReachFactor: A recently acquired full-marketing agency that specializes in real estate. ReachFactor offers a variety of solutions to agents and brokers such as web design, digital ad campaigns, blogging, social media management, reputation management, search engine optimization and much more.

7.

Enterprise Video Production: We service some of the largest and well known Franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisors websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012-2014 and will be eclipsing that production in 2015 alone. This core area significantly contributes to the Company’s growth not only in this core service but continues to allow us access to national databases and directly agents and brokers to allow the Company access to upgrades and upsell other core products and services.

8.	Home and Away Club: RealBiz excels at beginning and closing the agent-buyer relationship, but the reality of real estate is that the average homebuyer looks for a new home once every 8 years. As a result the majority of consumers have lost touch with their agent by the time their next home purchase happens. That’s why RealBiz has created the Home and Away Club so they can offer agents a means to stay in contact once the house is sold with a rewards program. With the Home and Away club, agents can earn rewards dollars for completing actions as well as purchasing club memberships that can be gifted to their clients. Additionally agents can predetermine times and special events that they wish to have their client accounts topped up. All of the Home & Away Club members introduced by the agent remain part of the agents “circle of clients” with personalized messaging on all gifting of rewards. The rewards dollars allows members to purchase a broad cross section of lifestyle, travel, merchandise and home products at greatly discounted pricing – thereby giving customers real values on products they want.

Background and Industry Trends

We believe that the real estate market is undergoing a dramatic change not dissimilar to that previously experienced by traditional stock brokerages. We believe that the most critical aspect driving this change is the advent of the Internet as a tool for searching for and researching real estate, eliminating the commitments of time and expense involved with visiting multiple properties in person. According to the National Association of Realtors’ 2014 “Member Profile,” 89% of home buyers use the internet to search for a home, up from 74% in 2010. This mirrors the 69% who use a realtor for their search. Note: many buyers use both the internet and a realtor in their search. In addition, home sellers can use the Internet to check home valuations, track the housing market and research comparable sales information. The majority of consumers used the Internet frequently to search for homes (81%), with consumers aged 33 or younger being higher than average (92%) and 59-67 year olds below (although still high at 69%). Searches are often conducted on mobile devices such as iPhones (47%), iPads (40%) or Androids (24%). One of the most significant trends for our business is that 70% of homebuyers search for and watch video home tours. Also, real estate searches on Google have grown 253% over the past four years.

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

We believe the technological developments in the real estate market and the increased amount of information available to and used by ordinary consumers appear to be circumstances that are similar to those developments that eventually gave rise to the non-traditional stock brokerages which have intruded upon the market dominance of traditional stock brokerages over the past two decades. For example, we note that the non-traditional stock brokerages developed their services and products to compete primarily on the bases of price, consumer effort and technology. Their websites, such as TD Ameritrade or e-Trade, provide not only trading capacity for the average consumer, but also a tremendous amount of information about companies. In this regard, we note that there has recently been a proliferation of various Internet-related real estate businesses that seek to provide either specific and limited services or information relating to residential real estate transactions (e.g., ForSaleByOwner.com, BuyOwner.com, Realtor.com, Trulia.com and Zillow.com). Like the non-traditional stock brokerages, these businesses typically rely on consumer effort, technology and price as the bases for competition. This is the model RealBiz has based its business plan on.

Website and Mobile Applications

Realbiz is utilizing its proprietary technological Intellectual Property along with its industry contracts to create two separate and very important critical paths for real estate professionals and their organizations to follow. By using its video processing capabilities combined with micro-site and website building techniques Realbiz has created an agent/broker micro-site product that leverages best practices in SEO (search engine optimization) on the agent/brokers behalf and delivers a web and mobile friendly rich media experience to consumers. This solution provides the broker a significant increase in organic ranking in local searches, increased site traffic and by doing so, reduces the agent/broker dependency on traditional listing aggregators. Secondly, by leveraging its relationship within the industry, Realbiz has access to a database of over 1.5 million homes. These homes are being converted into video assets and will be part of a real estate portal that unlike other listing aggregators will empower the agents with tools to push information in the form of video (their listings, other listings and useful home buyer/home owner information) to their prospect base. This solution provides the “zero listing” agent (about 70% of the agents in the U.S.) the opportunity to position themselves as a local community expert with listings and information that make him/her an asset to their prospect base. This portal and its tools are designed to provide a much needed sense of control to the agent community while providing a significant decrease in their cost of lead acquisition.

Market and Competition

The National Association of Realtors has approximately 1.2 million members, of which we estimate roughly half are active and associated with at least one real estate brokerage firm.

Presently, Zillow is the largest independent real estate market site, as measured by homes in its database and unique visitors to its website. Zillow at present is the market leader in terms of unique visitors to its website however no one company has yet been able to establish a clearly dominant position. Additionally Zillow is looking to complete its takeover of Trulia. Trulia.com has about 60% of Zillow's traffic and is growing faster year after year. As part of the industry consolidation, NewsCorp recently acquired the 3rd largest real estate portal, Realtor.com. Additionally there are a variety of other websites which have meaningful market share and listing information. We believe that we can carve out a piece of this lucrative market utilizing our innovative agent partnership platform and significant video assets.

Industry Segments

We currently operate in one primary operating segment, real estate, mainly through web-assisted services.

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

RESEARCH AND DEVELOPMENT

The Company spends a significant amount of time and resources in developing new software and improving its current products. The Company has spent $743,000 and $835,000, respectively in research and development in each of the fiscal years ending 2014 and 2013. We believe that 2015 will be a transition year for RealBiz as many of the key products are now complete and are expected to be brought to market by March 2015.

INTELLECTUAL PROPERTY

The Company has been granted perpetual licenses of patents which the Company uses for imaging and streaming tiled images as well as 3D image and warping technologies.

Employees

The Company currently has 20 full-time and three part-time employees.

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

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ending October 31, 2014 and there is significant risk to the survival of the enterprise.

There is substantial doubt about our ability to continue as a going concern.

We have had net losses for the years ended October 31, 2014 and 2013 of $4,605,327 and $3,764,089 respectively. Furthermore, we had a working capital deficit as of October 31, 2014 of $2,319,305. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Bill Kerby, CEO and Chairman, Arun Srinivasan, Chief Marketing Officer and Chief Technology Officer, Steven Marques, Acting President/Chief Revenue Officer, and Adam Friedman, Chief Financial Officer. If we lose the services of any of these members of management, our business would be materially and adversely affected. We have entered into a formal services and non-competition agreements with Mr. Srinivasan, however we have not yet completed employment agreements with other management. Nevertheless, agreements do not ensure the continued availability to us of Mr. Srinivasan or any other manager or employee. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

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

Furthermore, we may have to take legal action in the future to protect our trade secrets or know-how, or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time-consuming to us, and there can be no assurance that such actions will be successful. The invalidation of key proprietary rights which we own or unsuccessful outcomes in lawsuits to protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

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

On July 31, 2014, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 250,000,000 from 125,000,000 and increased the Company's Series A Convertible Preferred Stock to 120,000,000 from 100,000,000. Additionally, on July 31, 2014, the Board designated the terms of 1,00,000 Series B Convertible Preferred Stock.

The total number of shares of all classes of stock that the Company shall have the authority to issue is 376,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.001 par value per shares; 120,000,000 shares of Series A Convertible Preferred with a $0.001 par value per share; and 1,000,000 shares of Series B Convertible Preferred. We currently have 89,633,377 shares of common stock outstanding and 66,801,653 shares of Series A Preferred Stock outstanding.

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

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of seven directors, four of whom are considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company's processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we meet the audit committee independence requirements of a national securities exchange we will be ineligible for listing on any national securities exchange.

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

ITEM 2. PROPERTIES

We maintain our principal executive offices at 2690 Weston Road, Suite 200, Weston, FL 33331. The Company’s parent Company, Next 1 Interactive, Inc. leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing on January 1, 2011 through December 31, 2015. The Company does not currently pay rent to Next 1 Interactive, Inc.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings. From time to time, we (or our principal operating subsidiary, RealBiz) may be named as a defendant in legal actions arising from our normal business activities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock is listed on the OTCQB under the symbol RBIZ. Our stock began trading under the symbol “WBDG” on December 19, 2008 and changed to “RBIZ” on October 5, 2012. The following table shows our high and low closing prices of our common stock at the end of each quarter for the fiscal years 2014 and 2013.

Period	High Price	Low Price

January 31, 2015	$0.37	$0.11

Fiscal Year Ended October 31, 2014
First Quarter	$2.60	$0.92
Second Quarter	$1.00	$0.13
Third Quarter	$0.27	$0.11
Fourth Quarter	$0.18	$0.07

Fiscal Year Ended October 31, 2013
First Quarter	$3.00	$1.50
Second Quarter	$3.90	$1.13
Third Quarter	$2.46	$0.34
Fourth Quarter	$4.65	$1.10

Our closing stock price on February 4, 2015 was $0.35. As of the date of this filing, we had approximately 440 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on October 31, 2014, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by shareholders	-	N/A	-

Restricted Stock Plan and Stock Option equity compensation plans not approved by shareholders (1)	-	N/A	-

(1)    See Note 10 to the financial statements for more information on restricted stock grants.

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

Transfer Agent and Registrar

Our transfer agent is American Stock Transfer & Trust Company, LLC, located at 6201 15th Avenue, Brooklyn, NY 11219. The transfer agent’s telephone number is (718) 921-8200. The transfer agent is registered under the Securities and Exchange Act of 1934.

Listing

Our common stock is currently traded on the OTCQB (a market tier on the over-the-counter Pink Sheets market) under the symbol RBIZ.PK.

Sales of Unregistered Securities

For these issuances of common stock, we relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act of 1933 and, in those instances where the issuances were made to affiliates or accredited investors, upon Rule 506 promulgated thereunder. In that regard, we relied on Rule 506 based on the fact that the investors who purchased these securities qualified as an “accredited investors” under Rule 501 of the Securities Act of 1933. In all cases, investors had knowledge and experience in financial and business matters such that they were capable of evaluating the risks of the investment. The securities offered and sold in the transactions were not registered under the Securities Act of 1933 and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Set forth below is information regarding securities sold by us during the three months ended October 31, 2014 that were not registered under the Securities Act:

•	Issued 1,513,600 shares of our common stock for a total value of $197,040 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Issued 5,700,00 shares of our common stock valued at $285,000 upon the conversion of the holders of convertible Series B preferred shares held in its parent company Next 1 Interactive, Inc.

•	Issued 1,300,000 shares of our common stock valued at $130,000 upon the conversion of the holders of convertible Series C preferred shares held in its parent company Next 1 Interactive, Inc.

•	Issued 1,049,895 shares of our common stock valued at $157,500 upon the conversion of the holders of convertible Series D preferred shares held in its parent company Next 1 Interactive, Inc.

•	issued 1,500,000 shares at the conversion rate of $0.05 per share, upon request of Next 1 Interactive Inc. noteholders, to convert $75,000 in principal.

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

General Overview

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees, product sales, membership fees and advertising revenues. The company was formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes/) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of the company’s programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees, product sales, membership fees and advertising revenues. RealBiz has positioned itself in the following areas summarized here and explained in more detail below:

1.	Nestbuilder Agent: This platform allows agents to claim and customize their own web page to be used as a video marketing platform. The site interacts with nestbuilder.com, ezflix and the HAAC allowing agents to create customized video of homes, themselves or community as well as being able to pull other MLS property listings to create specialized marketing messages. Additionally, the agent can view the effectiveness of their marketing efforts through a dashboard that shows multiple statistics including number of views, time spent, origination and lead generation. Additionally the agent can earn points for their marketing actions that can be converted to Home & Away Club rewards dollars. This site will completely empower the real estate agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they are currently paying.

2.	Ezflix Mobile App: The ezflix app is the only mobile/web video editor that pre-integrates with an agent’s listing data, allowing them to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media, email, and multiple other real estate portals including NestBuilder – giving agents a way to personalize their listing videos with entertaining local relevant content. This application, both Web and Mobile, was initially launched in both the Android and iOS versions in January and February 2015. This platform as it evolves will combine our VT (Virtual Tour) and MVA (Microvideo App) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers’ network. This product integration is expected to be complete by Q2 of 2015.

3.	The Virtual Tour (VT) and Microvideo App (MVA): was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition. Currently, the strategy is to migrate our current client base of VT users to MVA’s and combine the total core offering into our EzFlix Mobile and Web based application during the second quarter of 2015.

4.	NestBuilder: The world’s largest real estate video portal with over 1.5 million listings and is targeted to grow to over 3 million listings by mid 2015. Unlike other leaders in the space that agents are seeking legitimate alternatives to, NestBuilder focuses on building agent’s brands and delivering high-quality leads. They achieve this by offering fully customizable webpages in NestBuilder Agent that will follow their homebuyer throughout the home search, ultimately turning NestBuilder.com into each agent’s very own national portal.

5.	NestBuilder Mobile Search App: The app is currently available in the Google Play Store and should be available in the iOS version by March 2015. The app not only allows consumers to search and view homes in video but additionally allows consumers to enter in their agent’s name, and effectively turn the NestBuilder app into the agent’s very own application where their branding follows the consumer along their home search journey, everywhere they go.

6.	ReachFactor: A recently acquired full-marketing agency that specializes in real estate. ReachFactor offers a variety of solutions to agents and brokers such as web design, digital ad campaigns, blogging, social media management, reputation management, search engine optimization and much more.

7.

Enterprise Video Production: We service some of the largest and well known Franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisors websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts have the Company producing over 10 million video listings from 2012-2014 and will be eclipsing that production in 2015 alone. This core area significantly contributes to the Company’s growth not only in this core service but continues to allow us access to national databases and directly agents and brokers to allow the Company access to upgrades and upsell other core products and services.

8.	Home and Away Club: RealBiz excels at beginning and closing the agent-buyer relationship, but the reality of real estate is that the average homebuyer looks for a new home once every 8 years. As a result the majority of consumers have lost touch with their agent by the time their next home purchase happens. That’s why RealBiz has created the Home and Away Club so they can offer agents a means to stay in contact once the house is sold with a rewards program. With the Home and Away club, agents can earn rewards dollars for completing actions as well as purchasing club memberships that can be gifted to their clients. Additionally agents can predetermine times and special events that they wish to have their client accounts topped up. All of the Home & Away Club members introduced by the agent remain part of the agents “circle of clients” with personalized messaging on all gifting of rewards. The rewards dollars allows members to purchase a broad cross section of lifestyle, travel, merchandise and home products at greatly discounted pricing – thereby giving customers real values on products they want.

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

Coincident with the closing of the Exchange Transaction, we converted all of our outstanding debt, payables and liabilities owed to Robert A. Buntz, Jr. (“Buntz”) and Edward Wicker (“Wicker”) into an aggregate of 7 million shares of Series A Stock. Specifically, Mr. Buntz received 5,983,600 shares of Series A Stock upon his conversion of approximately $401,498 in liabilities we owed him, and Wicker received 1,016,400 shares of Series A Stock upon his conversion of approximately $53,356 in liabilities we owed him. Mr. Buntz was a director of our Company until his resignation of March 31, 2014. At the closing of the Exchange Transaction, Mr. Wicker resigned his position as a director of our Company and as our Chief Financial Officer. The Preferred A Shares for Mr. Buntz were converted to 5,990,238 Common Shares on February 27, 2013.

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

On March 16, 2012, we sold the “Webdigs” domain, technology and certain trademarks to Fiontrai II, LLC for $15,000. These assets, which were held in Webdigs, LLC, included US Trademark No. 3,461,665 "Webdigs", along with www.webdigs.com domain name and the original webdigs.com website software and technology developed by MoCo, Inc. Included in this transaction was a royalty agreement whereby Webdigs could receive royalty payments from Fiontrai upon its licensing the technology to other third parties. Also included in this transaction was a royalty agreement for which Fiontrai II paid $1,000.00 (part of the total $15,000). Mr. Buntz purchased the royalty agreement from us in exchange for a principal reduction of his loan to the Company of $5,000.

Subsequent Events.

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

During December 2014 and January 2015, the Company:

•	received $460,000 in proceeds and issued convertible promissory notes with interest rates of 12% per annum, maturity dates of December 31, 2016 and with a range of fixed rate conversion features.

•	received $75,000 in proceeds and issued 750,000 common shares and 750,000 one year warrants with an exercise price of $0.18.

•	signed a joint venture agreement on January 23, 2015 with Harmon Media Group This co-syndication agreement is to provide enhanced listing data for parties to increase site traffic, enhanced products and services, agent usage, agent subscriptions, expecting associated fees and advertising revenues to both parties.

•	on December 23, 2014, the board of directors determined that it is in the best interests of the Company to declare the $915,447 of dividends which currently have been accrued on the books of the Corporation, but not declared, in respect of the Corporation's Preferred Series A shares, to holders of record date on August 31, 2014.

Results of Operations

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

Revenues

Despite a 15.5% increase in total revenue in the fourth quarter 2014 from the third quarter of 2014, our total revenues decreased 5% to $1,090,674 for the year ended October 31, 2014, compared to $1,145,540 for the year ended October 31, 2013, a decrease of $54,866. The decrease is the result of the Company's shifting away from the legacy virtual tour business towards its rollout of its new technology products and its offer to agents of a free trial period before charging fees for the use of new products.

Cost of Revenue

Cost of revenues increased 588% to $414,652 for year ended October 31, 2014, compared to $60,297 for the year ended October 31, 2013, an increase of $354,355. This is predominately due to the amortization of the cost of the Nestbuilder website placed in service in March 2014 which has been classified as a cost of sale as the website is considered a revenue producing tool for the Company.

Operating Expenses

Our operating expenses, include salaries and benefits, selling and promotion, general and administrative expenses, increased 9% to $5,230,209 for the year ended October 31, 2014, compared to $4,791,247 for the year ended October 31, 2013, an increase of $438,962.This increase was substantially due to an increase in consulting fees of $228,831 and to a lesser extent due an increase in investor relations of $136,472, impairment to ReachFactor intangible assets of $125,000, amortization of intangible assets of $99,996, audit and accounting fees of $84,059, webhosting of $41,230, legal and professional fees of $26,982, depreciation of $13,576 and bank charges of $11,853. This was partially offset by a decrease in salaries and benefits of $78,825, bad debt of $76,823, office expense of $73,109, filing fees of $66,520 and to a lesser extent a decrease in rent of $16,081, telephone of $13,436 and miscellaneous operating expense of $4,243.

Other Income (Expenses)

Our other expenses decreased 12% to $51,140 for year ended October 31, 2014, compared to $58,085 of other expenses for year ended October 31, 2013, a decrease of $6,945. This decrease was substantially due to a decrease in interest expense to $3,919 for the year ended October 31, 2014, compared to $442,341for the year ended October 31, 2013, a decrease of $ 438,422 due to the lack of amortization of the beneficial conversion feature in the current fiscal year as compared to the prior fiscal year; and to a lesser extent an increase in other income to $176,100 for the year ended October 31, 2014, compared to other expense of $640 for the year ended October 31, 2013, an increase of $176,740 primarily consisting of proceeds received from a grant program in Canada to encourage research and development, and a gain on change of fair value of derivatives of $9,323 not existing in the prior fiscal year. This was partially offset by no gain on forgiveness of notes payable and accrued liabilities in the current fiscal year versus $384,304 in the prior fiscal year and to a lesser extent initial derivative liability expense of $234,303 due to the existence of an embedded derivative liability from a convertible promissory note executed during the current fiscal year end.

Net Loss

We had a net loss of $4,605,327 for the year ended October 31, 2014, compared to net loss of $3,764,089 for the year ended October 31, 2013, an increase of $841,238. The increase in loss from 2013 to 2014 was primarily due to an increase of $519,835 in the amortization of intangible assets, consulting fees of $228,831 and impairment of ReachFactor intangible assets of $125,000.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2014, we had $20,066 cash on-hand, a decrease of $1,284,308 from $1,304,374 at the start of fiscal 2014. The decrease in cash was due primarily to operating expenses, website development costs and advances to affiliates. The Company continues to raise capital through equity financings and has raised an additional $1.0 million since October 31, 2014.

Net cash used in operating activities was $2,306,959 for the year ended October 31, 2014, an increase of $148,083 from $2,158,876 used during the year ended October 31, 2013. This increase was primarily due to an increase in amortization of intangibles, impairment of ReachFactor intangible assets, initial derivative liability expense and stock based compensation and consulting fees.

Net cash used in investing activities increased to $749,580 for the year ended October 31, 2014, compared to $470,506 for the year ended October 31, 2013, an increase of $279,074 primarily due to incurring website and software development costs and to a lesser extent the purchase of computer equipment.

Net cash provided by financing activities decreased by $2,197,740 to $1,712,974, for the year ended October 31, 2014, compared to $3,910,714 for the year ended October 31, 2013. This decrease was primarily due to the net decrease of proceeds in the issuance of common stock and the exercise of warrants of $2,366,812 offset by increases in proceeds, net of payments, of $169,072 received for convertible promissory notes, loans and subscription advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have identified the policies below as critical to our understanding of the results of our business operations. We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. These policies require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 1 ― “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”,

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition. Real estate brokerage revenues were recognized at the closing of a real estate transaction. Fees due to third party real estate agents or clients are accrued at the time of closing and treated as an offset to gross revenues.

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2014 and 2013 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2014 and 2013.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the years ended October 31, 2014 and 2013 includes compensation cost for restricted stock awards and stock options. The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. For the years ended October 31, 2014 and 2013, the Company determined the allowance for doubtful accounts to be $-0- and $76,823, respectively.

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

The net purchase price, including acquisition costs paid by Next 1, was allocated to assets acquired and liabilities assumed on the records of the Next 1 as follows:

Cash	$34,366
Other current assets	40,696
Intangible asset	4,796,178
4,871,240

Accounts payable, accrued expenses and other miscellaneous payables	2,330,846
Deferred revenue	48,569
Convertible notes payable to officer	241,825
2,621,240
Net purchase price	$2,250,000

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied. The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, the Company must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements starting on page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report On Internal Control Over Financial Reporting

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Annual Report on Form 10-K were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of October 31, 2014, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (GAAP).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management has re-evaluated the control deficiencies identified in the prior fiscal year.

We conclude that, as of October 31, 2014, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.  We intend to further improve our internal controls in our current fiscal year and add additional measures to further mitigate our material internal control weaknesses as the Company grows assuming our operating funds are sufficient.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2013 have not been fully remediated.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Key Employees

Name	Age	Position(s)	Independent Director
Bill Kerby	57	Director (Chairman), Chief Executive Officer	No

Adam Friedman	50	Chief Financial Officer	N/A

Donald Monaco	62	Director	Yes

Steven Marques	54	Chief Revenue Officer	N/A

Pat LaVecchia	48	Director	Yes

Doug Checkeris	58	Director, Former Chief Marketing Officer	No

Keith A. White	53	Director	Yes

Arun Srinivasan	43	Director, Former Chief Marketing Officer, Chief Technology Officer	No

Mike Craig	63	Director	Yes

Biographies for the members of our Board of Directors and our management team are set forth below:

William Kerby – Chief Executive Officer and Chairman:

On December 21, 2012, the board of directors of the Company appointed William Kerby, age 57, to the position of Chief Executive Officer and Chairman of the Board of the Company. Mr. Kerby is the founder of Next 1, Interactive, Inc. From 2008 to present, he has been the architect of the Next 1 model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the company. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia .

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

Adam Friedman - Chief Financial Officer:

On December 21, 2012, the board of directors of the Company appointed Adam Friedman, age 50, to the position of Chief Financial Officer of the Company. Mr. Friedman has served as the Chief Financial Officer of Next 1 Interactive, Inc. since 2010. From 2006 to 2010, Mr. Friedman had previously served as Chief Financial Officer, Corporate Secretary, and Controller for MDwerks, Inc. (“MDwerks”) where his responsibilities included overseeing the company’s finances, human resources department, U.S. Securities & Exchange Commission compliance, and Sarbanes-Oxley compliance. Prior to joining MDwerks, Mr. Friedman served as the Vice President of Finance for CSA Marketing, Inc. from 2005 to 2006. For the eleven years prior to 2005, Mr. Friedman served as the Business Manager/Controller and Director of Financial Planning at the GE/NBC/Telemundo Group, Inc. Mr. Friedman also worked as a Senior Financial Analyst for Knight-Ridder, Inc and as an Audit Senior Accountant for KPMG Peat Marwick. Mr. Friedman received his MBA from St. Thomas University and his BSM from Tulane University.

Don Monaco - Director:

On December 21, 2012, the Company appointed Don Monaco, 62, as a member of its Board of Directors. Since 2005, Mr. Monaco has been the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers. Mr. Monaco spent over 18 years as a Partner and Senior Executive and 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois. Mr. Monaco also serves as a Commissioner on the Metropolitan Airports Commission in Minneapolis-St. Paul and as a Commissioner of the Duluth Economic Development Authority. Mr. Monaco is also the President of the Monaco Air Foundation, Chairman of the Miller-Dwan Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, Co-Chair of the Northern Aero Alliance, a Director for the Destination Duluth nonprofit corporation, a member of the Duluth Chamber of Commerce Military Affairs Committee, and a member of Lake Superior College's Center for Advanced Aviation Advisory Committee.

The Company believes that Mr. Monaco’s senior management and information technology experience qualifies him to be a member of the Board.

Doug Checkeris - Director:

On December 21, 2012, the Company appointed Doug Checkeris, 58, as a member of its Board of Directors. Mr. Checkeris is currently a Director of Cieslok Outdoor, a privately held digital outdoor media company, a Partner/Founder of Unreal Gaming Inc., a Pennsylvania based company that is building a platform to serve the online business for money gaming operators and casinos, and a Partner at GNR8R Media Group, a Toronto based marketing company that envisions, designs and orchestrates 21st Century operating systems.  Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Doug’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America.  With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Doug started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP.

Mr. Checkeris’ media and advertising experience qualifies him to be a member of the Board. His executive leadership experience provides him with valuable experience.

Arun Srinivasan – Chief Marketing Officer, Chief Technology Officer and Director:

On May 27, 2014, the board of directors of the Company appointed Arun Srinivasan, to the position of Chief Marketing Officer and Chief Technology Officer as well as a Director of the Company. In 2008, Mr. Srinivasan co-founded ReachFactor Inc., an award-winning social media and reputation marketing platform for real estate agents and brokerages.  From 2008 to present, he served as Chief Operating Officer of ReachFactor, overseeing all aspects of its operations as it grew to serve thousands of agents and brokerages across the country. From 1998 to 2008, he was the co-founder and Chief Technology Officer of BroadSpire Inc., one of the largest private website hosting and online marketing companies with over 250,000 clients internationally. In this role, he oversaw service delivery for all clients which included companies such as Paramount Pictures, Boston Beer Company, HBO, Dreamworks, and many of the Fortune 500. Mr. Srinivasan received his Bachelor's Degree in Economics from Yale University.

Mr. Srinivasan’s marketing and technology experience make him uniquely qualified to act as a director.

Pat LaVecchia - Director:

On March 31, 2014, the Company appointed Pat LaVecchia as a member of its board of directors. Mr. LaVecchia has been a founding principal and Managing Member of LaVecchia Capital LLC (“LaVecchia Capital”), a merchant banking and investment firm, since 2007 and has over 20 years of experience in the financial industry. Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions. Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007). Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning. In the past, Mr. LaVecchia has served on several public company boards, including as Vice Chairman of InfuSystems, Inc. (INFU).   Mr. LaVecchia is also currently a Managing Member of Sapphire Capital Partners. Mr. LaVecchia also sits on several advisory boards and non-profit boards.

The Company believes that Mr. LaVecchia’s investment banking and business experience allows him to contribute business and financing expertise and qualifies him to be a member of the Board.

Michael Craig - Director:

On May 1, 2014, the Company appointed Michael Craig, as a member of its board of directors. Since August 2012, Mr. Craig has been the President of MaasPros, a company in Canada that assists businesses in implementing profitable and measurable digital marketing solutions to converts visitors into qualified leads. From April 2011 to August 2012, Mr. Craig was Chief Operating Officer of Winmar Franchise Corporation, a property restoration company in Canada. From 2009 through 2010, Mr. Craig was a consultant for the Pizzaiolo Gourmet Pizza company. Prior to these positions, Mr. Craig had various positions in many varied industries.

Mr. Craig’s technology and vast business experience qualifies him to be a member of the Board. His executive leadership experience provides him with valuable experience.

Steven Marques – Chief Revenue Officer/Acting President:

On December 21, 2012, the Board of Directors of the Company appointed Steven Marques, 54, to the position of Chief Revenue Officer. Mr. Marques is Acting President and was previously President/Chief Operations Officer of RealBiz360 Inc. d/b/a RealBiz Media Inc which began in early 2004 prior to the merger into RealbizMedia Group. He led the company to become one of top 5 leading Virtual Tour companies in North America. Steve was instrumental in overseeing the Company’s current operating plan to include the move to Video On Demand television with its partner Next 1 Interactive, which then led the company’s expansion into Video Content Syndication which is the base of its business plan today. Under his management he was instrumental for the Company’s strategic alliances and key partnerships with companies like Realogy, specifically C21, ERA, Keller Williams, Move-Realtor.com, Prudential, Coldwell Banker NRT franchises and more. Mr. Marques’ prior leadership roles include; Vice President of Global Sales for iseemedia; Sr. Vice President of Marketing for Omnigon, a San Diego based Bio-tech Company, and MGI software, leaders in consumer based photo and video software. Mr. Marques has been in the Computer and Internet industry since 1983 where he was part of the start-up management teams of Egghead Discount Software which was one of America’s first Retail Computer software chains with over 200 locations at its peak.

Mr. Marques’ direct involvement in overseeing and applying our operating plan and expanding its business into Video Content Syndication, as well as prior position as our Acting President, makes him uniquely qualified to act as our Chief Revenue Officer,

Keith A White-Director

Keith A. White, age 52, combines over 25 years of management experience in the real estate industry. Since 1995, Mr. White has been the principal owner of Marketplace Home Mortgage, LLC (“MHM”), a full service correspondence residential mortgage lender based in Edina, MN. Mr. White also owns and manages Alliance Title, LLC, Marketplace Insurance Services and various commercial office buildings. In addition, in 1999, Mr. White founded Marketline Constructions Capital, LLC, a construction lender, and operated the company through 2008. In 2000, Mr. White founded Maribella Mortgage, LLC, a wholesale mortgage lender, and managed the company until 2007. Prior to finding MHM in 1995, Mr. White culminated his nine year career with GMAC Mortgage as the Minnesota-Wisconsin Area Manager.

Mr. White has an undergraduate degree from St. Cloud State University with a major in finance, real estate, and economics.

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

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market.  The Board has determined that four of its seven directors (Messrs. Monaco, LaVecchia, Craig and White) are “independent” in accordance with such definition.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended October 31, 2014 other than the late filing on a Form 4s by Robert Buntz, one of our former directors, a Form 3 by Mr. Kerby, a Form 4 by Mr. Friedman, a Form 3 and Form 4 by Mr. Checkeris, two Form 4s by Mr. LaVecchia, a Form 3 by Mr. Marques, a Form 4 by Mr. White, a Form 3 by Mr. Craig, a Form 3 by Mr. Srinivasan and a Form 4 by Mr. Monaco.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees.  The code of ethics can be obtained without charge by contacting our Chief Financial Officer at our principal offices located at 2690 Weston Road, Suite 200, Weston, Florida 33331.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the years ended October 31, 2014 and 2013 which was awarded to or earned by (i) our Chief Executive Officer during fiscal year 2014 and (ii) our other executive officers (other than the Chief Executive Officer) who served the Company and who received in excess of $100,000 in total compensation for a year (collectively, the “named executive officers”).

Name and Principal Position	Fiscal Year Ended	All Other Salary	Bonus	Stock Awards	Stock Compensation	Total
William Kerby (1)	2014	$96,000	$-0-	$-0-	$-0-	$96,000
CEO and Chairmen of the Board	2013	$104,000	$-0-	$-0-	$-0-	$104,000

Adam Friedman (2)	2014	$48,000	$-0-	$-0-	$-0-	$48,000
CFO	2013	$52,000	$-0-	$-0-	$-0-	$52,000

Steven Marques (3)	2014	$145,416	$-0-	$-0-	$-0-	$145,416
CRO/Acting President	2013	$138,958	$-0-	$-0-	$-0-	$138,958

Arun Srinivasan (4)	2014	$60,487	$-0-	$-0-	$150,000	$210,487
CTO/CMO	2013	$-0-	$-0-	$-0-	$-0-	$-0-

Douglas Checkeris (5)	2014	$-0-	$-0-	$-0-	$190,000	$190,000
Former CMO	2013	$120,000	$-0-	$-0-	$60,000	$180,000

Suresh Srinivasan (6)	2014	$50,974	$-0-	$-0-	$37,500	$88,474
Former COO	2013	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Kerby's salary has been accrued but not paid.

(2)	Mr. Friedman's salary has been accrued but not paid.

(3)	Mr. Marques salary includes $19,160 in 2014 and $30,833 in 2013 that has been accrued but not paid.

(4)	Mr. Srinivasan, a senior level executive employee, has been issued 1,000,000 RBIZ common shares as per his contract dated May 23, 2014.

(5)	Mr. Checkeris was paid 38,000 Preferred C's(valued at $190,000) and 1,900,000 warrants on Next 1 as final payment for amounts owed to him through May 31, 2014 as the Company's former CMO.

(6)	Mr. Srinivasan, a senior level executive employee, has been issued 1,000,000 RBIZ common shares as per his contract dated May 23, 2014. Due to Mr. Srinivasan's resignation, 750,000 shares have been returned. Mr. Srinivasan resigned from his position effective September 30, 2014.

Currently, the Company does not offer any executive bonus or incentive compensation plan and there are no current plans to put one in place for fiscal year 2015.

Employment Agreements with Executives and Key Personnel

On May 24, 2014, Realbiz Media Group, Inc. (the “Company”) entered into an Asset Sale Agreement with ReachFactor, Inc. (“ReachFactor”) and its two principals, Suresh Srinivasan and Arun Srinivasan pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000 in consideration of the Company’s issuance to ReachFactor of 2,000,000 shares of the Company’s common stock.  The acquisition of the assets is subject to an unwind at the option of Suresh Srinivasan and Arun Srinivasan if on or prior to the date that is six months after the closing of the Asset Sale Agreement, the Company terminates the employment of either of Suresh Srinivasan and/ or Arun Srinivasan (each referred to as an “Executive”) without cause or either Executive terminates his employment for Good Reason. In the event of an unwind the assets revert back to ReachFactor and the 2,000,000 shares of stock revert back to the Company.

As a condition to the closing of the Asset Sale Agreement, the Company also entered into an employment agreement with each of Suresh Srinivasan (the “Suresh Employment Agreement”) and Arun Srinivasan (the “Arun Employment Agreement”).  Under the terms of the Suresh Employment Agreement, Suresh Srinivasan has been retained to serve as Chief Operating Officer of the Company for a term of 36 months commencing May 27, 2014.  Under the terms of the Arun Employment Agreement, Arun Srinivasan has been retained to serve as Chief Marketing Officer and Chief Technology Officer of the Company for a term of 36 months commencing May 27, 2014. Each Executive will receive the following compensation: a base salary of $140,000 per year with an automatic increase to $200,000 per year on the earlier to occur of (1) the one year anniversary of his employment or (2) satisfaction of any of certain specified conditions set forth in the agreement.   Additionally, each Executive will receive healthcare for himself and his dependent family members with 100% of the premiums paid by the Company, and be eligible for bonus programs commensurate with other senior executives of the Company. Each Executive will be issued 1,000,000 shares of the Company’s common stock which shares will be held in escrow to be released to each of them as follows:  ¼ of the shares every three (3) calendar months (on the final business day of the calendar month) and all of the shares immediately upon certain  triggering events described in the agreement. If the employment of either Executive is terminated for any reason, the terminated Executive, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if their employment is terminated (1) by the Company without Just Cause (as defined in the Employment Agreement) or by the Executive  for Good Reason (as defined in the Suresh and Arun Employment Agreement) then in addition to paying the Accrued Obligations, the vesting of the shares of stock held in escrow shall be accelerated and the shares held in escrow shall be released to the Executive. In the event such a termination occurs within six (6) months of the Closing Date of the Asset Sales Agreement, the Executive may elect (at its sole discretion) to initiate an “unwind event” as described above.  Arun Srinivasan was also granted the right to serve as a Board member and to be listed as a Board candidate at the Company’s next annual meeting of shareholders. The Suresh and Arun Employment Agreements also include confidentiality obligations and inventions assignments by each Executive.  On September 18, 2014, the Company received Suresh Srinivasan's written resignation as the Chief Operating Officer of the Company effective September 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the executives as of October 31, 2014.

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

The following table sets forth the compensation of our non-employee directors for fiscal year ending October 31, 2014:

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All other
	in Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Name	$	$	$	$	$	$	$
Don Monaco	-	-	-	-	-	-	$-
Keith A. White	-	-	-	-	-	-	$-
Mike Craig	-	-	-	-	-	-	$-
Pat LaVecchia	-	-	-	-	-	-	$-
Doug Checkeris	-	-	-	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our issued and outstanding common stock as of January 31, 2015 after giving effect to the Exchange Transaction, by (i) each of our named executive officers; (ii) each of our directors; and (iii) all of our executive officers, directors and director nominees as a group. Ownership percentages are based on 88,298,077 shares of common stock issued and outstanding as of the close of business on January 31, 2015 and 66,801,653 shares of Series A Stock issued and outstanding as of that date which converts into 66,801,653 shares of common stock. Based on that information available to us, as of that date, no person is a beneficial owner of more than 5% of our common stock other than Next 1 Interactive, Inc.

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

Name of Beneficial Owner	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned	Percentage of Voting Power (1)

Next 1 Interactive, Inc. (2)	65,791,891	42.7%	42.4%
Acknew Investments, Inc. (3)	11,736,750	13.3%	7.6%
F. Berdon & Co., LLC (4)	7,718,948	8.7%	5.0%
Robert A. Buntz, Jr. (5)	5,284,369	6.0%	3.4%
William Kerby (6)	8,096,110	8.4%	5.2%
Don Monaco (7)	32,750,000	27.1%	21.1%
Adam Friedman (8)	500,000	0.6%	0.3%
Michael Craig (9)	3,374,660	3.8%	2.2%
Doug Checkeris (10)	2,500,000	2.8%	1.6%
Keith White (11)	1,700,000	1.9%	1.1%
Arun Srinivasan (12)	3,000,000	3.4%	1.9%
Pat LaVecchia (13)	2,093,333	2.3%	1.3%
Steve Marques	-	-%	-%
All current directors and officers as a group (9 individuals) (14)	54,014,103	39.8%	34.8%

(1)	Percentage of Total Voting Power is based on 155,099,730 votes and includes voting rights attached to all Common Shares Outstanding and all Preferred Shares Outstanding that can convert to Common Shares. As of January 31, 2015, there were 88,298,077 shares of Common Stock Outstanding and 66,801,653 shares of Series A stock issued and outstanding and convertible into 66,801,653 shares of common stock. Each shares of Series A stock is entitled to one vote for each share of common stock that would be issuable upon conversion of such share. The total voting power excludes warrants, accrued salaries of the Company, outstanding debt of the Company, outstanding debt of Company’s Parent Company, Next 1 Interactive, Inc., and Preferred Shares of Next 1 Interactive, Inc. each of which can be converted into Common Shares of the Company.

(2)	Next 1 Interactive, Inc. holds 65,791,891 shares of Series A Stock that was issued in the Exchange Transaction which represents 98.5% of the issued and outstanding shares of Series A Stock and convertible into 65,791,891. Each shares of Series A stock is entitled to one vote for each share of common stock that would be issuable upon conversion of such share. Next 1 is deemed to beneficially own 42.7% of the common stock which represents a right to vote 42.4% of the aggregate outstanding voting shares.

(3)	Acknew Investments, Inc., an entity controlled by Harry Hart, were former controlling owners of the Company. Acknew Investments, Inc.’s is deemed to beneficially own 13.3% of the common stock which represents a right to vote 7.6% of the aggregate outstanding voting shares.

(4)	As reported in a Schedule 13G filed by F. Berdon & Co., LLC on January 23, 2015, F. Berdon & Co., LLC beneficially owns 7,718,948 shares of the Company’s Common Stock. The 7,718,948 shares of Common Stock beneficially owned by F. Berdon & Co., LLC includes (i) 3,300,000 shares of the Company’s Common Stock and (ii) 4,418,948 shares of the Company’s Common Stock issuable upon partial conversion of a convertible debenture originally issued by Next 1 Interactive, Inc. (the “Next 1 Note”). Additionally, the Next 1 Note is convertible into additional shares of the Company’s Common Stock and F. Berdon & Co., LLC owns a Common Stock purchase warrant to purchase up to an additional 1 million shares of Common Stock (the “Warrants”), however, the aggregate number of shares of Common Stock into which the Next 1 Note is convertible and the Warrants are exercisable and which F. Berdon & Co., LLC has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of the Company’s Common Stock beneficially owned by F. Berdon & Co., LLC , does not exceed 9.99% of the total outstanding shares of Common Stock. Accordingly, the balance of the Next 1 Note and the Warrants are not currently convertible or exercisable, respectively, into the Company’s Common Stock and are not included in the beneficial ownership calculation. Rick Berdon is the manager of F. Berdon & Co., LLC. By virtue of such relationship, Mr. Berdon may be deemed to have dispositive power over the shares owned by F. Berdon & Co., LLC. Mr. Berdon disclaims beneficial ownership of such shares.

(5)	Mr. Buntz is a former Chief Executive Officer and a former Director of the Company.
(6)	Mr. Kerby is our Chairman of the Board and Chief Executive Officer, and has held such position since the closing of the Exchange Transaction. Mr. Kerby owns 709,611 shares of Next 1 Series A Preferred Stock which can be converted into 7,096,110 shares of the Company’s Common Stock. Mr. Kerby, through a company that he controls, owns 100,000 shares of Next 1 Series A Preferred Stock which can be converted into 1,000,000 shares of the Company’s Common Stock. Mr. Kerby's beneficial ownership does not include shares of Next 1 Series C Preferred Stock into which he has a right to convert his accrued salary. As of January 31, 2015, Mr. Kerby has $224,000 of unpaid and accrued salary that can be converted into shares of Next 1 Series C Preferred Stock which can be converted into 2,240,000 shares of the Company’s Common Stock. Mr. Kerby also serves as the Chief Executive Officer of Next 1.

(7)	Mr. Monaco is a director of the Company, and has held such position since the closing of the Exchange Transaction. Mr. Monaco owns 1,075,000 shares of Next 1 Series A Preferred Stock which can be converted into 10,750,000 shares of the Company’s Common Stock. Mr. Monaco also has debt of $1,100,000 with Next 1 which can be converted into 22,000,000 shares of the Company’s Common Stock. Mr. Monaco also serves as a director of Next 1.

(8)	Mr. Friedman is our Chief Financial Officer, and has held such position since the closing of the Exchange Transaction. Mr. Friedman owns 15,000 shares of Next 1 Series D Preferred Stock which can be converted into 500,000 shares of the Company’s Common Stock. Mr. Friedman's beneficial ownership does not include shares of Next 1 Series C Preferred Stock into which he has a right to convert his accrued salary. As of January 31, 2015, Mr. Friedman has $112,000 of unpaid and accrued salary that can be converted into shares of Next 1 Series C Preferred Stock which can be converted into 1,120,000 shares of the Company’s Common Stock. Mr. Friedman also serves as the Chief Financial Officer of Next 1.

(9)	Mr. Craig is a director of the Company. Mr. Craig beneficially owns 3,341,330 shares of the Company’s Common Stock and warrants to purchase an additional 33,330 shares. Mr. Craig also serves as a Director of Next 1.

(10)	Mr. Checkeris is a director of the Company, and has held such position since the closing of the Exchange Transaction. Mr. Checkeris owns 50,000 shares of Next 1 Series C Preferred Stock which can be converted into 2,500,000 shares of the Company’s Common Stock. Mr. Checkeris also serves as a Director of Next 1.

(11)	Mr. White is a director of the Company and is the principal owner of Marketplace Home Mortgage, LLC, which owns 200,000 shares of the Company’s Common Stock and owns 15,0000 Series B Preferred Stock which can convert into 1,500,000 shares of the Company’s Common Stock.

(12)	Mr. Srinivasan is our Chief Marketing Officer, Chief Technology Officer and a Director of the Company. Mr. Srinivasan owns 1,000,000 Common shares and is an indirect owner of 2,000,000 shares held by ReachFactor, Inc., a company in which he is an owner.

(13)	Mr. LaVecchia is a director of the Company. Mr. LaVecchia beneficially owns 62,800 shares of Next 1 Series B Preferred Stock which can be converted into 2,093,333 shares of the Company’s Common Stock. Mr. LaVecchia also serves as a Director of Next 1.

(14)	Consists of Messrs. Kerby, Monaco, Friedman, Craig, Checkeris, White, Srinivasan, Marques and LaVecchia.

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

In connection with the closing of the Exchange Transaction on October 9, 2012, Messrs. Buntz and Wicker converted all of their outstanding notes, unpaid salary and all other obligations and liabilities to them owed by the Company into 5,990,238 and 1,016,400 shares of Series A Stock, respectively. The Preferred A Shares for Mr. Buntz were converted to 5,990,238 Common Shares on February 27, 2013. Mr. Buntz was the former CEO who resigned on March 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for audits of the consolidated financial statements for the fiscal years indicated:

	2014	2013
Audit fees	$30,000	$30,000
Audit related fees	15,000	$18,000
Tax fees	-	-
All other fees	-	-
Total	$45,000	$48,000

Audit Fees. The fees identified under this caption were for professional services rendered by D’Arelli Pruzansky (DP) for fiscal years 2014 and 2013 in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2014 and 2013 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

ITEM 16. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008, File No. 001-34106)

3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008, File No. 001-34106)

3.3	Bylaws. (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008, File No. 001-34106)

3.4	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2012, File No. 001-34106)

3.5	Certificate of Designations for Series A Convertible Preferred Stock(Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

3.6	Amendment to the Amended and Restated Certificate of Incorporation (1)

3.7	Amendment to the Certificate of Designations for Series A Preferred Stock(1)

3.8	Certificate of Designations for Series B Preferred Stock(1)

4.1	Certificate of Designations for Next 1 Series B Convertible Preferred Stock(Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

4.2	Certificate of Designations for Next 1 Series C Convertible Preferred Stock(Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

4.3	Certificate of Designations for Next 1 Series D Convertible Preferred Stock(Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

10.1	Employment Agreement with Deborah Linden (Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014, File No. 001-34106)*

10.2	Employment Agreement with Patrick Scheltgen (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014, File No. 001-34106)*

10.3	Employment Agreement with Mark Lemon(Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014, File No. 001-34106)*

10.5	Asset Purchase Agreement with ReachFactor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014, File No. 001-34106)*

10.6	Employment Agreement with Suresh Srinivasan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014, File No. 001-34106)*

10.6	Employment Agreement with Suresh Srinivasan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014, File No. 001-34106)*

21	List of Subsidiaries (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed February 13, 2014, File No. 001-34106)

31.1	Certification of CEO pursuant to Section 302 (1)

31.2	Certification of CFO pursuant to Section 302 (1)

32.1	Certification of CEO pursuant to 906 (1)

32.2	Certification of CEO pursuant to 906 (1)

101.INS	XBRL Instance Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

(1)	Filed herewith.

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
February 13, 2015

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer February 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	February 13, 2015
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	February 13, 2015
Adam Friedman	(Principal Financial Officer)

/s/ Don Monaco	Director	February 13, 2015
Don Monaco

/s/ Doug Checkeris	Director	February 13, 2015
Doug Checkeris

/s/ Arun Srinivasan	Director	February 13, 2015
Arun Srinivasan

/s/ Keith A White	Director	February 13, 2015
Keith A. White

/s/ Mike Craig	Director	February 13, 2015
Mike Craig

/s/ Pat LaVecchia	Director	February 13, 2015
Pat LaVecchia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RealBiz Media Group, Inc.

We have audited the accompanying consolidated balance sheets of RealBiz Media Group, Inc. as of October 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealBiz Media Group, Inc. as of October 31, 2014 and 2013 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses of $4,605,327 and $3,764,089 for the years ended October 31, 2014 and 2013, respectively and the Company had an accumulated deficit of $15,376,638 and a working capital deficit of $2,319,305 at October 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Boca Raton, Florida

February 12, 2015

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	October 31,
	2014	2013

Assets
Current Assets
Cash	$20,066	$1,304,374
Accounts receivable, net of allowance for doubtful accounts	118,408	76,047
Prepaid expenses	3,300	272
Security deposits	-	345
Total current assets	141,774	1,381,038

Property and equipment, net	45,778	56,357
Website development costs and intangible assets, net	3,701,144	4,254,582
Due from affiliates	131,086	4,199
Total assets	$4,019,782	$5,696,176

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,880,294	$1,257,032
Deferred revenue	45,565	31,310
Derivative liabilities	305,220	-
Convertible notes payable, net of discount of $-0- and $-0-, respectively	60,000	280,000
Loans payable	170,000	191,214
Total current liabilities	2,461,079	1,759,556

Convertible notes payable - long term, net of discount of $147,395 and $-0-, respectively	2,605	-

Total liabilities	2,463,684	1,759,556

Stockholders' Equity
Series A convertible preferred stock, $.001 par value; 120,000,000 authorized and 66,801,653 shares issued and outstanding at October 31,2014; 100,000,000 authorized and 94,009,762 shares issued and outstanding at October 31, 2013.	66,802	94,010

Series B convertible preferred stock, $.001 par value; 1,000,000 authorized and -0- shares issued and outstanding at October 31,2014 and 2013, respectively.	-	-

Common stock, $.001 par value; 250,000,000 authorized and 84,980,282 shares issued and outstanding at October 31,2014; 125,000,000 authorized and 49,039,511 shares issued and outstanding at October 31, 2013.	84,980	49,040

Additional paid-in-capital	16,610,912	14,179,044
Subscription advances	130,000	13,500
Accumulated other comprehensive income (loss)	40,042	(19,215)
Accumulated deficit	(15,376,638)	(10,379,759)
Total stockholders' equity	1,556,098	3,936,620
Total liabilities and stockholders' equity	$4,019,782	$5,696,176

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended
	October 31,
	2014	2013

Revenues
Real estate media revenue	$1,090,674	$1,145,540

Cost of revenues	414,652	60,297

Gross profit	676,022	1,085,243

Operating expenses
Salaries and benefits	1,152,600	1,231,425
Selling and promotions expense	254,575	253,628
Impairment of intangible assets	125,000	-
General and administrative	3,698,034	3,306,194
Total operating expenses	5,230,209	4,791,247

Operating loss	(4,554,187)	(3,706,004)

Other income (expense)
Interest expense	(3,919)	(442,341)
Derivative liability expense	(234,303)	-
Gain on change on fair value of derivative liabilities	9,323	-
Gain on forgiveness of notes payable and accrued expenses	-	384,304
Exchange gain (loss)	1,659	592
Other income (expense)	176,100	(640)
Total other income (expense)	(51,140)	(58,085)

Net loss	$(4,605,327)	$(3,764,089)

Preferred Stock Dividend	(391,552)	(523,895)

Net loss attributable to common stockholders	$(4,996,879)	$(4,287,984)

Weighted average number of shares outstanding	65,628,920	16,258,725

Basic and diluted net loss per share	$(0.08)	$(0.26)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	59,257	(13,366)
Comprehensive loss	$(4,937,622)	$(4,301,350)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the years ending October 31, 2014 and 2013

	Preferred Stock A		Common Stock
	# of shares	Par	# of shares	Par	Additional Paid-In Capital	Subscription Advances	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, October 31, 2012	100,000,000	$100,000	383,651	$383	$8,482,483	$-	$(5,849)	$(6,091,775)	$2,485,242

Shares issued for cash proceeds			7,646,000	7,646	3,818,354				3,826,000
Exercise of warrants for cash proceeds			50,000	50	49,950				50,000
Shares issued for consulting			607,600	608	645,422				646,030
Shares issued for conversion of Series A Preferred shares	(5,990,238)	(5,990)	5,990,238	5,990					-
Shares issued for conversion of Next 1 Interactive, Inc. Preferred stock:
Series B			10,495,000	10,495	514,255				524,750
Series C			1,500,000	1,500	148,500				150,000
Series D			19,122,624	19,123	2,850,250				2,869,373
Shares issued upon conversion of promissory notes issued by the parent			977,732	978	3,752,171				3,753,149
Constructive distributions related to the conversion of preferred shares and debt issued by the parent into shares of the Company's common stock					(7,263,074)				(7,263,074)
Shares issued for conversion of convertible promissory notes			2,166,666	2,167	322,833				325,000
Beneficial conversion feature of convertible promissory notes					440,000				440,000
Shares issued for website development costs			100,000	100	417,900				418,000
Preferred stock dividend(s)								(523,895)	(523,895)
Other comprehensive loss							(13,366)		(13,366)
Advances						13,500			13,500
Net Income (Loss)								(3,764,089)	(3,764,089)
Balance, October 31, 2013	94,009,762	$94,010	49,039,511	$49,040	$14,179,044	$13,500	$(19,215)	$(10,379,759)	$3,936,620

Shares issued for cash proceeds			4,163,712	4,164	838,504				842,668
Exercise of warrants for cash proceeds			2,975,111	2,975	663,545				666,520
Shares issued for consulting			2,134,430	2,134	967,931				970,065
Shares issued for ReachFactor assets			2,000,000	2,000	298,000				300,000
Shares issued to ReachFactor executives as part of assets purchase price			2,000,000	2,000	298,000				300,000
Shares issued for conversion of Next 1 Interactive, Inc. Preferred stock:
Series B			14,765,000	14,765	723,485				738,250
Series C			1,300,000	1,300	128,700				130,000
Series D			1,937,973	1,939	288,786				290,725
Shares issued upon conversion of promissory notes issued by the parent			3,100,000	3,100	151,900				155,000
Constructive distributions related to the conversion of preferred shares and debt issued by the parent into shares of the Company's common stock					(10,932,591)				(10,932,591)
Shares issued for conversion of convertible promissory notes			1,466,666	1,467	218,533				220,000
Warrants exercised in lieu of consulting fees			70,879	71	12,686				12,757
Issuance of Series A Preferred shares based upon the "top up" provision in the certificate of designation	25,990,238	25,990			5,170,730				5,196,720
Reduction of Series A Preferred for conversion of Next 1 Interactive, Inc. Preferred stock and convertible debt	(53,198,347)	(53,198)			(1,233,884)				(1,287,082)
Warrants issued for debt modification of Next 1 Interactive, Inc. convertible promissory note					4,809,308				4,809,308
Warrants issued with convertible promissory note					14,760				14,760
Preferred stock dividend(s)								(391,552)	(391,552)
Other comprehensive income (loss)							59,257		59,257
Settlement of prior year advances by issuance of common shares			27,000	27	13,473	(13,500)			-
Advances						130,000			130,000
Net Income (Loss)								(4,605,327)	(4,605,327)
Balance, October 31, 2014	66,801,653	$66,802	84,980,282	$84,892	$16,610,910	$130,000	$40,042	$(15,376,638)	$1,556,098

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the years ended
	October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,605,327)	$(3,764,089)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on forgiveness of notes payable and accrued expenses	-	(384,304)
Amortization and depreciation	1,791,202	1,380,186
Amortization of beneficial conversion feature	-	440,000
Impairment of intangible assets	125,000	-
Gain on change in fair value of derivative liabilities	(9,323)	-
Initital derivative liability expense	234,303	-
Bad debt expense	-	76,823
Consulting fees incurred from loans payable	-	120,000
Stock based compensation and consulting fees	982,823	646,030
Changes in operating assets and liabilities:
Increase in accounts receivable	(42,361)	(120,401)
Increase in prepaid expenses	(3,028)	(272)
Decrease (increase) in security deposits	345	(345)
Increase in accounts payable and accrued expenses	231,708	263,776
Decrease in due to/from affiliates	(1,026,556)	(805,731)
Increase (decrease) in deferred revenue	14,255	(10,549)
Net cash used in operating activities	(2,306,959)	(2,158,876)

Cash flows from investing activities:
Purchase of computer equipment	(5,835)	(59,195)
Payments towards software developments costs	(52,190)	-
Payments towards website development costs	(691,555)	(411,311)
Net cash used in investing activities	(749,580)	(470,506)

Cash flows from financing activities:
Proceeds from loans payable	-	85,000
Proceeds from convertible promissory notes	95,000	-
Payments applied to loans payable	(21,214)	(63,786)
Proceeds from subscription advances	130,000	13,500
Proceeds from the sale of common stock and warrants	842,668	3,826,000
Proceeds from the exercise of outstanding warrants	666,520	50,000
Net cash provided by financing activities	1,712,974	3,910,714

Effect of exchange rate changes on cash	59,257	(13,366)

Net decrease in cash	(1,284,308)	1,267,966

Cash at beginning of period	1,304,374	36,408

Cash at end of period	$20,066	$1,304,374

Supplemental disclosure:
Cash paid for interest	$1,314	$2,341

	For the years ended
	October 31,
	2014	2013

Supplemental disclosure of non-cash investing and financing activity:
Series A Preferred shares converted to common stock
Value	$-	$299,512
Shares	-	5,990,238

Shares issued for the conversion of convertible promissory notes
Value	$220,000	$325,000
Shares	1,466,666	2,166,666

Shares issued for the ReachFactor agreement:
Value	$600,000	$-
Shares	4,000,000	-

Preferred stock dividends accrued:
Value	$391,552	$523,895

Common shares issued for website development costs:
Value	$-	$418,000
Shares	-	100,000

Settlment of prior year advances for subscriptions of common stock:
Value	$13,500	$-
Shares	27,000	-
Warrants	9,000	-

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$738,250	$524,750
Shares	14,765,000	10,495,000

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$130,000	$150,000
Shares	1,300,000	1,500,000

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$290,725	$3,753,149
Shares	1,937,973	19,122,624

Next 1 Interactive, Inc. convertible promissory notes converted to common stock:
Value	$155,000	$3,753,149
Shares	3,100,000	977,732

Warrants issued for Next 1, Interactive Inc. debt modifications:
Value	$4,809,308	$-
Warrants	12,000,000	-

	For the years ended
	October 31,
	2014	2013

Supplemental disclosure of non-cash investing and financing activity (continued):
Series A Preferred shares issued for "top up" provision:
Value	$5,196,720	$-
Shares	25,990,238	-

Reduction of Series A Preferred shares for conversion of Next 1 Interactive, Inc.'s Preferred Shares and Debt:
Value	$1,287,082	$-
Shares	53,198,347	-

Costs associated with convertible promissory notes:
Derivative liability expense	$234,303	$-

Loan origination fees	$55,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

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

Nature of Business

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees, product sales, membership fees and advertising revenues. The company was formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes/) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of the company’s programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees, product sales, membership fees and advertising revenues. RealBiz has positioned itself in the following areas summarized here and explained in more detail below:

1.	Nestbuilder Agent: This platform allows agents to claim and customize their own web page to be used as a video marketing platform. The site interacts with nestbuilder.com, ezflix and the HAAC allowing agents to create customized video of homes, themselves or community as well as being able to pull other MLS property listings to create specialized marketing messages. Additionally, the agent can view the effectiveness of their marketing efforts through a dashboard that shows multiple statistics including number of views, time spent, origination and lead generation. Additionally the agent can earn points for their marketing actions that can be converted to Home & Away Club rewards dollars. This site will completely empower the real estate agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they are currently paying.

2.	Ezflix Mobile App: The ezflix app is the only mobile/web video editor that pre-integrates with an agent’s listing data, allowing them to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media, email, and multiple other real estate portals including NestBuilder – giving agents a way to personalize their listing videos with entertaining local relevant content. This application, both Web and Mobile, was initially launched in both the Android and iOS versions in January and February 2015. This platform as it evolves will combine our VT (Virtual Tour) and MVA (Microvideo App) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers’ network. This product integration is expected to be complete by Q2 of 2015.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS (continued)

Nature of Business (continued)

3.	The Virtual Tour (VT) and Microvideo App (MVA): was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition. Currently, the strategy is to migrate our current client base of VT users to MVA’s and combine the total core offering into our EzFlix Mobile and Web based application during the second quarter of 2015.

4.	NestBuilder: The world’s largest real estate video portal with over 1.5 million listings and is targeted to grow to over 3 million listings by mid 2015. Unlike other leaders in the space that agents are seeking legitimate alternatives to, NestBuilder focuses on building agent’s brands and delivering high-quality leads. They achieve this by offering fully customizable webpages in NestBuilder Agent that will follow their homebuyer throughout the home search, ultimately turning NestBuilder.com into each agent’s very own national portal.

5.	NestBuilder Mobile Search App: The app is currently available in the Google Play Store and should be available in the iOS version by March 2015. The app not only allows consumers to search and view homes in video but additionally allows consumers to enter in their agent’s name, and effectively turn the NestBuilder app into the agent’s very own application where their branding follows the consumer along their home search journey, everywhere they go.

6.	ReachFactor: A recently acquired full-marketing agency that specializes in real estate. ReachFactor offers a variety of solutions to agents and brokers such as web design, digital ad campaigns, blogging, social media management, reputation management, search engine optimization and much more.

7.

Enterprise Video Production: We service some of the largest and well known Franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisors websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts have the Company producing over 10 million video listings from 2012-2014 and will be eclipsing that production in 2015 alone. This core area significantly contributes to the Company’s growth not only in this core service but continues to allow us access to national databases and directly agents and brokers to allow the Company access to upgrades and upsell other core products and services.

8.	Home and Away Club: RealBiz excels at beginning and closing the agent-buyer relationship, but the reality of real estate is that the average homebuyer looks for a new home once every 8 years. As a result the majority of consumers have lost touch with their agent by the time their next home purchase happens. That’s why RealBiz has created the Home and Away Club so they can offer agents a means to stay in contact once the house is sold with a rewards program. With the Home and Away club, agents can earn rewards dollars for completing actions as well as purchasing club memberships that can be gifted to their clients. Additionally agents can predetermine times and special events that they wish to have their client accounts topped up. All of the Home & Away Club members introduced by the agent remain part of the agents “circle of clients” with personalized messaging on all gifting of rewards. The rewards dollars allows members to purchase a broad cross section of lifestyle, travel, merchandise and home products at greatly discounted pricing – thereby giving customers real values on products they want.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2014 and 2013 include the operations of RealBiz Media Group, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 and the historical operations of RealBiz Media Group, Inc, which includes its subsidiaries RealBiz 360 Enterprise (Canada), Inc. and RealBiz 360, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents for the years ended October 31, 2014 and 2013.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. For the years ended October 31, 2014 and 2013, the Company determined the allowance for doubtful accounts to be $-0- and $76,823, respectively.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $16,414 and $2,838 for the years ended October 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended October 31, 2014 and 2013, the Company did not impair any long-lived assets.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the year ended October 31, 2014, the Company has capitalized of costs associated with the development of a mobile app that has not been placed into service.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets (continued)

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount that the book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did record an impairment charge of $125,000 and $-0- on its intangible assets during the years ended October 31, 2014 and 2013, respectively.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,772,183 and $1,377,348 for the years ended October 31, 2014 and 2013, respectively.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

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

For the Years Ended October 31, 2014 and 2013

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exits; (2) delivery has occurred or services have been rendered; (3) the Company's price to its customer is fixed or determinable and (4) collectability is reasonably assured.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the years ended October 31, 2014 and 2013 was $46,380 and $138,226, respectively.

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

For the Years Ended October 31, 2014 and 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive Income (Loss) (continued)

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized net foreign exchange gains of $1,659 and $592 for years ended October 31, 2014 and 2013, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the years ended October 31, 2014 and 2013, the increase in accumulated comprehensive gain was $59,257 and a loss of $19,215, respectively.

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

•	As of October 31, 2014 - Canadian dollar $0.89330 to US $1.00

•	For the year ended October 31, 2014 - Canadian dollar $0.92341 to US $1.00

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

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company's tax returns for its October 31, 2013, 2012 and 2011 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

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

	October 31, 2014	October 31, 2013
Series A convertible preferred stock issued and outstanding	66,801,653	94,009,762
Warrants to purchase common stock issued, outstanding and exercisable	15,378,858	8,325,832
Stock options issued, outstanding and exercisable	-	1,000
Shares on convertible promissory notes	3,476,923	1,866,667
	85,657,434	104,203,261

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied. The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, the Company must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred a net losses of $4,605,327 and $3,764,089 for the years ended October 31, 2014 and 2013, respectively. At October 31, 2014, the Company had a working capital deficit of $2,319,305, and an accumulated deficit of $15,376,638. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months, the Company may consider plans to raise additional funds through the issuance of additional shares of common or preferred stock and or through the issuance of debt instruments. Although the Company intends to obtain additional financing to meet our cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

Note 4: Property and Equipment

At October 31, 2014 and 2013, the Company's property and equipment are as follows:

	October 31, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment - office	1.7 Years	$22,881	$9,892	$12,989
Computer equipment - Nestbuilder website	2.3 Years	42,149	9,360	32,789
		$65,030	$19,252	$45,778

	October 31, 2013
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment - office	2.5 years	$17,046	$2,838	$14,208
Computer equipment - Nestbuilder website	3.0 years	42,149	-0-	42,149
		$59,195	$2,838	$56,357

The Company has recorded $16,414 and $2,838 of depreciation expense for the years ended October 31, 2014 and 2013, respectively. There was no property and equipment impairment recorded for the years ended October 31, 2014 and 2013.

NOTE 5: INTANGIBLE ASSETS AND BUSINESS COMBINATION

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	October 31, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	1.5 Years	$4,796,178	$2,754,696	$2,041,482
Website development costs	2.4 Years	1,527,307	294,839	1,232,468
Web platform/customer relationships - ReachFactor acquisition	2.5 Years	600,000	224,996	375,004
Software development costs (not placed in service)	3.0 Years	52,190	-0-	52,190
		$6,975,675	$3,274,531	$3,701,144

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 5: INTANGIBLE ASSETS AND BUSINESS COMBINATION (continued)

	October 31, 2013
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	2.5 years	$4,796,178	$1,377,348	$3,418,830
Website development costs (not placed in service)	3.0 years	835,752	-0-	835,752
		$5,631,930	$1,377,348	$4,254,582

During the year ended October 31, 2014, the Company incurred expenditures of $691,555 for website development costs as a new development team was brought in to assess the quality of the website. Upon their recommendation, significant changes, upgrades and modifications were recommended and have been ongoing since the post launch date of March 4, 2014. This is being done to ensure that the site works capably as the Company's "revenue driver". This capitalization falls with the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

During the year ended October 31, 2014, the Company incurred expenditures of $52,190 for software development costs to develop a mobile app called "EZ FLIX" as a tool to assist users in converting still pictures to video. The Company capitalized internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers anticipated to be available in the fourth quarter of the current fiscal year. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. As of October 31, 2014, the app has not been placed into service.

On May 24, 2014, RealBiz Media Group, Inc. (the “RBIZ”) entered into an Asset Purchase Agreement with ReachFactor, Inc. (“ReachFactor”) and its two principals, Suresh Srinivasan and Arun Srinivasan pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000 in consideration of RBIZ's issuance to ReachFactor of 2,000,000 shares of RBIZ's common stock. The acquisition of the assets is subject to an unwind at the option of Suresh Srinivasan and Arun Srinivasan if on or prior to the date that is six months after the closing of the Asset Purchase Agreement, the Company terminates the employment of either of Suresh Srinivasan and/ or Arun Srinivasan (each referred to as an “Executive”) without cause or either Executive terminates his employment for good reason. In the event of an unwind the assets revert back to ReachFactor and the 2,000,000 shares of stock revert back to RBIZ. The purpose for this acquisition was for RealBiz to obtain ReachFactor's intellectual property consisting of a web platform, along with ReachFactor's customer relationships and to facilitate the addition of ReachFactor's principals to the management of RealBiz.

The value of the common stock of RealBiz was based on the fair value of the stock at the closing date which was $0.15 per share and RBIZ capitalized $600,000 as intangible assets consisting of a web platform and customer relationships, to be amortized over a three year period beginning June 1, 2014. The $600,000 included the capitalization of $300,000, related to the acquisition, representing the value of an additional 2,000,000 shares of RBIZ's common stock that were issued on the acquisition date to an escrow account and is considered as part of the purchase price consideration. These additional shares are to be released to Suresh Srinivasan and Arun Srinivasan at the rate of 500,000 shares every three months. The transaction represents an asset acquisition that is accounted for as a business combination under ASC 805 and noted in the tables below:

Purchase Price
Recipients	Value per share	Number of shares issued	Total Value
ReachFactor, Inc	$0.15	2,000,000	$300,000
Suresh Srinivasan	$0.15	1,000,000	$150,000
Arun Srinivasan	$0.15	1,000,000	$150,000
		4,000,000	$600,000

Assets Acquired
Total Value
Web platform and customer relationships	$600,000
Purchase price	$600,000

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 5: INTANGIBLE ASSETS AND BUSINESS COMBINATION (continued)

On September 18, 2014, the Company received Suresh Srinivasan’s written resignation as the Chief Operating Officer of the Company effective September 30, 2014 and the outstanding 750,000 shares of RealBiz common stock, held in escrow, were returned on December 5, 2014. The Company impaired the remaining un-amortized cost of $125,000 representing Suresh's interest in the ReachFactor intangible assets.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $1,772,183 and $1,109,873, for years ended October 31, 2014 and 2013, respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the years ended October 31, 2014 and 2013, the Company’s accounts payable and accrued expenses are as follows:

	October 31,
	2014	2013
Trade payables and accruals	$281,352	$161,847
Accrued preferred stock dividends	915,447	523,895
Payroll and commissions	456,875	352,266
Other liabilities	226,620	219,024
Total accounts payable and accrued expenses	$1,880,294	$1,257,032

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses to/from our parent Company, Next 1 Interactive, Inc. As of October 31, 2014 and 2013, the Company is due $131,086 and $4,199, respectively as a result of such transactions.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 8: CONVERTIBLE NOTES PAYABLE

During the year ended October 31, 2014, the Company:

•	issued 1,366,666 shares at the conversion rate of $0.15 per share, upon the noteholder's request, to convert $205,000 in principal.

•	issued 100,000 shares at the conversion rate of $0.15 per share, upon the noteholder's request, to convert $15,000 in principal leaving a remaining principal balance of $60,000.

•	On October 20, 2014, the Company issued a two (2) year, 7.5% convertible promissory note maturing on October 19, 2016 with a non-related third party investor valued at $150,000 and received $95,000 in cash proceeds net of $55,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued 300,000 warrants to the holder with a two-year life and a fair value of approximately $14,760 to purchase shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.17 per share included as part of the debt discount. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The value of these warrants was charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means the lower of the fixed conversion price of $0.20 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the lowest of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending on and including the trading day immediately preceding the conversion date.

As required, the Company evaluated the conversion feature of the note, determined that there was no beneficial conversion feature (“BCF”) and assigned a value of $80,240 as additional derivative liability expense. Total debt discount of $150,000 is to be amortized to interest expense over the life of the note. Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. Additionally, the Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

The initial fair value of the embedded conversion option liability associated with the funds received on October 20, 2014, was valued using the Black-Scholes model, resulting in an initial fair value of $314,543 and recorded as a current liability. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 359.58%, (3) risk-free interest rate of 0.37%, and (4) expected life of 2.00 years. The value of the conversion option liability underlying the convertible promissory note at October 31, 2014 was $305,220 and the assumptions used in the Black-Scholes pricing model at October 31, 2014 are as follows: (1) dividend yield of 0%; (2) expected volatility of 356.68%, (3) risk-free interest rate of 0.50%, and (4) expected life of 2.00 years. The Company recognized a gain from the decrease in the fair value of the conversion option liability in the amount of $9,323 during the year ended October 31, 2014, representing the change in fair value. The Company recognized a derivative liability expense of $234,303. Interest charged to operations relating to this note for year ended October 31, 2014 and 2013 amounted to $2,605 and $0 respectively.

During the year end October 31, 2013:

•	the $60,500 was satisfied and the $605,000 promissory note replaced the original debt of $615,264, resulting in a gain on settlement of debt of $10,264.

•	$440,000 of principal was assigned to various non-related third party investors and the Company issued non-interest bearing convertible promissory notes that are due on demand. The conversion feature of $0.15 of these notes was evaluated and determined that $440,000 should be allocated to the beneficial conversion feature ("BCF") and amortized as interest expense over the life of the note. The convertible promissory notes are due on demand, therefore $440,000 of the BCF was charged to interest expense for the year ended October 31, 2013.

•	various noteholders converted $325,000 of principal at a conversion rate of $0.15 per share and the Company issued 2,166,666 shares of its common stock and the remaining principal balance at October 31, 2013 is $280,000.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 9: LOANS PAYABLE

For the years ended October 31, 2014 and 2013, the Company’s loans payable is summarized follows:

	October 31,
	2014	2013
Promissory note	$-0-	$21,214
Non-related third party investors	170,000	170,000
Total Loans payable	$170,000	$191,214

During the year ended October 31, 2014:

•	the Company made $21,214 in principal payments and incurred $1,314 in interest expense for the promissory note.

•	there was no activity for the year ended October 31, 2014 for the non-related third party investors.

During the year ended October 31, 2013:

•	the Company received $50,000 in proceeds from a non-related third party investor. The Company anticipates that this loan will be converted into either a formal debt or equity instrument. As of the date of this audit report its status has remained unchanged.

•	the Company incurred consulting fees in the amount of $120,000 which were recorded as loans from a non-related third party investor. The Company anticipates that this loan will be converted into either a formal debt or equity instrument. As of the date of this audit report its status has remained unchanged.

NOTE 10: SHARE-BASED COMPENSATION

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.

Stock Options consist of the following for the years ended October 31, 2014 and 2013, after taking into account a 200 for 1 reverse stock split:

Weighted
		Weighted		average
		average	Aggregate	remaining
	Number of	exercise	intrinsic	contractual
	options	price	value	term (years)

Outstanding at October 31, 2012	4,000	$50.00	$-	0.94
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	3,000	-	-	-

Outstanding at October 31, 2013	1,000	50.00	-	1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	1,000	50.00	-	1.00

Outstanding at October 31, 2014	-	$-	$-	-

The aggregate intrinsic value in the table above represents the difference between the closing stock price on October 31, 2014 and the exercise price, multiplied by the number options at October 31, 2014.  There were no options exercised during the years ended October 31, 2014 and 2013 and as of October 31, 2014 all options have expired.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 11: STOCKHOLDERS’ EQUITY

On July 31, 2014, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 250,000,000 from 125,000,000 and increased the Company's Series A Convertible Preferred Stock to 120,000,000 from 100,000,000. Additionally, on July 31, 2014, the Board designated the terms of Series B Convertible Preferred Stock and 1,000,000 shares were authorized.

The total number of shares of all classes of stock that the Company shall have the authority to issue is 376,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.001 par value per shares; and 125,000,000 shares which may be designated as Series A Convertible Preferred Stock with a $0.001 par value per share and 1,000,000 shares designated as Series B Preferred stock with a $0.001 par value per share.

Common Stock

During the year ended October 31, 2014, the Company:

•	issued 4,163,712 shares of its common stock along with 3,532,389 one year warrants with an exercise price between a $0.18 to $1.25 for cash proceeds of $842,668 .

•	issued 2,975,111 shares of its common stock upon exercise of 2,975,111 outstanding warrants for cash proceeds of $666,520 .

•	issued 2,134,430 shares of its common stock along with 235,780 one year warrants with an exercise price between $0.05 to $1.00 for a total value of $970,065 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 0.14%, dividend yield of -0-%, volatility factor between 318.89% to 611.08% and expected life of one year.

•	On May 24, 2014, the Company issued 2,000,000 shares of common stock as part of employment agreements in place with executives valued at $300,000. This was part of the purchase price under the ReachFactor Asset Purchase Agreement. The value of the common stock was based on the fair value of the stock, representing its quoted trading price, at the time of issuance.

•	On May 24, 2014, the Company issued 2,000,000 shares of common stock upon execution of an Asset Purchase Agreement with ReachFactor, Inc. pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000. The value of the common stock was based on the fair value of the stock, representing its quoted trading price, at the time of issuance and totaled $300,000.

•	issued 14,765,000 shares of its common stock valued at $738,250 upon the conversion of the holders of convertible Series B preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series B preferred shares.

•	issued 1,300,000 shares of its common stock valued at $130,000 upon the conversion of the holders of convertible Series C preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series C preferred shares.

•	issued 1,937,973 shares of its common stock valued at $290,725 upon the conversion of the holders of convertible Series D preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series D preferred shares.

•	issued 3,100,000 shares of its common stock valued at $155,000 upon the conversion of the holders of convertible promissory notes held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent promissory notes.

•	issued 12,000,000 one (1) year common stock warrants with an exercise price of $0.50 for a debt modification of convertible promissory notes held in its parent company Next 1 Interactive, Inc valued at $4,809,308. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, dividend yield of -0-%, volatility factor of 324.34% and expected life of one year.

•	issued 1,466,666 shares of common stock upon conversion of convertible promissory notes of $220,000.

•	issued 70,879 shares upon the exercise of 70,879 warrants in settlement of consulting fees valued at $12,758 at an exercise price of $1.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

During the year ended October 31, 2014, the Company (continued):

•	issued 27,000 shares of its common stock along with 9,000 one year warrants with an exercise price between $0.18 to $1.00 as settlement of $13,500 of proceeds received in advance for prior fiscal year subscription agreements.

•	On May 5, 2014, the Company's board of directors authorized a special warrant exercise pricing available to warrant holders of record as of May 5, 2014. The Board agreed to reduce the pricing on the warrants to $0.18 from their current level of $1.00 to $1.25 for the month of May 2014 only. The Company evaluated the incremental value of the modified warrants, as compared to the original warrant value, concluding that modification expense incurred was immaterial and the modification expense not recorded.

•	All of the conversions of Next 1 Interactive, Inc. securities were accounted for as constructive distributions.

During the year ended October 31, 2013, the Company:

•	issued 7,646,000 shares of its common stock along with 7,614,000 one year warrants with an exercise price between a $1.00 and $1.25 for cash proceeds of $3,826,000.

•	issued 50,000 shares of its common stock upon execution of 50,000 outstanding warrants for cash proceeds of $50,000.

•	received $13,500 in advance for subscription agreements totaling 27,000 shares of its common stock and as of October 31, 2013 the shares have not been issued.

•	issued 607,600 shares of its common stock along with 71,600 one year warrants with an exercise price of $1 for a total value of $646,030 for consulting fees rendered. The value of the common stock was issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 0.14%, dividend yield of -0-%, volatility factor between 177.07% and 353.06% and expected life of one year.

•	issued 32,095,356 shares of its common stock and 690,232 one year warrants with an exercise price of $1 valued at $7,297,272 upon the conversion of the holders of convertible preferred shares and promissory notes held in its parent company Next 1 Interactive, Inc. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 0.14%, dividend yield of -0-%, volatility factor between 315.81% and 356.43% and expected life of one year.

•	issued 5,990,238 shares of its common stock valued at $299,512 upon the conversion of 5,990,238 shares of the Company's Convertible Series A Preferred stock.

•	on October 3, 2013, contracted with an un-related entity and issued 100,000 shares of its common stock valued at $418,000 in website development costs. The value of the common stock was issued was based on the fair value of the stock at the time of issuance. Effective October 29, 2013, two shareholders of this entity became employees and executive officers of our Company.

•	issued 2,166,666 shares of its common stock valued at $325,000 upon complying with conversion requests of various non-related third party convertible promissory note holders.

•	evaluated the conversion feature of new issued convertible promissory note and recorded a $440,000 beneficial conversion feature.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of October 31, 2014:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, October 31, 2013	8,325,832	$1.04	$1.56
Warrants granted and issued	15,957,169	$0.47	$0.00
Warrants exercised/forfeited	(8,904,143)	$(1.00)	$0.00
Outstanding, October 31, 2014	15,378,858	$0.48	$0.00

Common stock issuable upon exercise of warrants	15,378,858	$0.48	$0.00

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices Prices	Number Outstanding at October 31, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at October 31, 2014	Weighted Average Exercise Price
$0.17	300,000	1.97	$0.17	300,000	$0.17
$0.18	2,224,530	0.42	$0.18	2,224,530	$0.18
$0.50	12,140,000	0.32	$0.50	12,140,000	$0.50
$1.00	247,050	0.04	$1.00	247,050	$1.00
$1.25	467,278	0.13	$1.25	467,278	$1.25

	15,378,858	0.35	$0.48	15,378,858	$0.48

The following table sets forth common share purchase warrants outstanding as of October 31, 2013:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, October 31, 2012	-0-	$-0-	$-0-
Warrants granted and issued	8,375,832	$1.04	$1.56
Warrants exercised/forfeited	(50,000)	$(1.00)	$(1.60)
Outstanding, October 31, 2013	8,325,832	$1.04	$1.56

Common stock issuable upon exercise of warrants	8,325,832	$1.04	$1.56

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants (continued)

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices Prices	Number Outstanding at October 31, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at October 31, 2013	Weighted Average Exercise Price
$1.00	6,917,832	0.78	$1.00	6,917,832	$1.00
$1.25	1,408,000	1.00	$1.25	1,408,000	$1.25

	8,325,832	0.82	$1.04	8,325,832	$1.04

Convertible Preferred Stock Series A

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31st, 2014 Board of Directors approval to increase the Preferred A shares from 100,000,000 shares to 120,000,000 shares. As of October 31, 2014, the Company had 66,801,653 shares of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value of a $1 per share by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share. Each holder of Series A stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

Accrued and declared preferred stock dividends on the outstanding preferred shares as of October 31, 2014 and 2013 totaled $915,447 and $523,895, respectively and are included in accounts payable and accrued expenses in the accompanying balance sheet. These preferred stock dividends were declared on December 28, 2014, to holders of record on August 31, 2014. Additional preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of October 31, 2014 were $73,753.

During the year ended October 31, 2014, the Company:

•	issued 25,983,600 Series A Preferred Shares to Next 1 Interactive, Inc., based upon the "top up" provision in the certificates of designations, valued at $5,196,720 and approved by the Board of Directors on May 15, 2014 . The conversion price of $0.20 per common share was based upon the closing price of the Company's common stock on May 15, 2014.

•	retired 53,198,347 Series Preferred Series A shares held by Next 1 Interactive, at the cost of $1,287,082, based upon the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of RealBiz common shares issued for conversion from Next 1 Interactive, Inc. preferred stock and convertible promissory notes.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Convertible Preferred Stock Series A (continued)

During the year ended October 31, 2013, the Company:

•	on February 27, 2013, the former CEO of Webdigs converted 5,990,238 Series A Preferred Stock into 5,990,238 shares of RealBiz Common Stock.

Convertible Preferred Stock Series B

On July 31, 2014, the Company's Board of Directors approved the creation of a new Series B Preferred stock and on October 14, 2014 a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company's common stock at $0.05 per share. As of October 31, 2014, the Company had -0- shares of Convertible Preferred Stock Series B issued and outstanding. The Series B Preferred stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series B Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series B stock by issuing shares of common stock to the holders of Series B stock on a uniform and prorated basis. Each share of Series B Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series B Stock is equal to $0.05 per share. Each holder of Series B stock shall be entitled to the number of votes equal to two hundred (200) votes for each shares of Series B stock held by them.

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series A stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Stock or to the Common Stock, an amount for each share of Series B Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series B Liquidation Amount").

As of October 31, 2014 and 2013, there have been no shares issued or dividends accrued.

NOTE 12: OTHER INCOME

Other income for the year ended October 31, 2014 represents primarily the proceeds from a Canadian grant program encouraging research and development activities.

NOTE 13: RELATED PARTY TRANSACTIONS

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

Equity transactions with the Company's parent are described in Note 11.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

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

The provision (benefit) for income taxes consists of the following for the years ended October 31:

	2014	2013

Current	$-	$-
Deferred	-	-

Provision for income taxes	$-	$-

The provision for income taxes varies from the statutory rate applied to the net loss as follows for the years ended October 31:

	2014	2013

Federal income tax benefit at statutory rate (35%)	$(1,611,864)	$(1,317,431)
State taxes, net of federal benefit	(208,584)	(170,483)
Effect of Canadian tax rates	19,318	66,704
Nondeductible expenses	1,113,360	978,453
Change in valuation allowance	687,770	442,757

Provision for income taxes	$-	$-

Significant components of the Company’s estimated deferred tax balances at October 31, 2014 and 2013 consist of:

	2014	2013
Deferred tax assets (liabilities)
Net operating loss carryforwards (U.S.)	$893,020	$281,009
Net operating loss carryforwards (Canada)	609,255	567,626
Bad debt	-	30,368
Accrued salaries	180,521	116,024

Net deferred tax assets	1,682,796	995,027
Valuation allowance	(1,682,796)	(995,027)

Provision for income taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $687,769 during the fiscal year ended October 31, 2014.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2014 and 2013

NOTE 14: INCOME TAXES (continued)

The Company has a total net operating loss carryforward of approximately $4,515,000, of which approximately $2,259,000 relates to domestic entities and $2,256,000 relates to wholly owned Canadian subsidiaries. Net operating loss carryforwards expire through 2033. Under the Internal Revenue Code Section 382 (IRC 382) and the Canadian Tax Act, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

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

Fair Value Measurements at October 31, 2013 and 2014 respectively using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash	$1,304,374	$-	$-	$1,304,374
October 31, 2013	$1,304,374	$-	$-	$1,304,374

Cash	$20,066	$-	$-	$20,066
Convertible promissory note with embedded conversion option	-	-	305,220	305,220
October 31, 2014	$20,066	$-	$305,220	$325,286

NOTE 16: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and through February 12, 2015, the date that these financial statements were issued and has identified the following:

During December 2014 and January 2015, the Company:

•	received $460,000 in proceeds and issued convertible promissory notes with interest rates of 12% per annum, maturity dates of December 31, 2016 and with a range of fixed rate conversion features.

•	received $75,000 in proceeds and issued 750,000 common shares and 750,000 one year warrants with an exercise price of $0.18.

•	the Company is currently analyzing the above transactions for proper accounting treatment.

•	signed a joint venture agreement on January 23, 2015 with Harmon Media Group This co-syndication agreement is to provide enhanced listing data for parties to increase site traffic, enhanced products and services, agent usage, agent subscriptions, which causes associated fees and advertising revenues to both parties.

•	on December 23, 2014, the board of directors determined that it is in the best interests of the Company to declare the $915,447 of dividends which currently have been accrued on the books of the Corporation, but not declared, in respect of the Corporation's Preferred Series A shares, to holders of record date on August 31, 2014.

