Form 10-Q
period 2015-01-31
REALBIZ MEDIA GROUP, INC
filed 2015-03-17
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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

As of March 13, 2015 there were 103,302,039 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2015

REALBIZ MEDIA GROUP, INC.

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	January 31	October 31
	2015	2014
	(Unaudited)

Assets
Current Assets
Cash	$141,204	$20,066
Accounts receivable, net of allowance for doubtful accounts	93,337	118,408
Prepaid expenses	3,300	3,300
Total current assets	237,841	141,774

Property and equipment, net	40,363	45,778
Website development costs and intangible assets, net	3,223,845	3,701,144
Due from affiliates	337,093	131,086
Total assets	$3,839,142	$4,019,782

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,853,151	$1,880,294
Deferred revenue	35,603	45,565
Derivative liabilities	571,630	305,220
Convertible notes payable, net of discount of $-0- and $-0-, respectively	60,000	60,000
Loans payable	170,000	170,000
Total current liabilities	2,690,384	2,461,079

Convertible notes payable - long term, net of discount of $819,976 and $147,395, respectively	265,024	2,605

Total liabilities	2,955,408	2,463,684

Stockholders' Equity
Series A convertible preferred stock, $.001 par value; 120,000,000 authorized and 66,801,653 shares issued and outstanding at January 31,2015 and October 31, 2014, respectively	66,802	66,802

Series B convertible preferred stock, $.001 par value; 1,000,000 authorized and 26,000 shares issued and outstanding at January 31, 2015 and -0- shares issued and outstanding at October 31, 2014, respectively	26	-

Common stock, $.001 par value; 250,000,000 authorized and 88,664,744 shares issued and outstanding at January 31,2015 and 84,980,282 shares issued and outstanding at October 31, 2014, respectively	88,664	84,980

Additional paid-in-capital	17,721,847	16,610,912
Subscription advances	-	130,000
Accumulated other comprehensive income	48,105	40,042
Accumulated deficit	(17,041,710)	(15,376,638)
Total stockholders' equity	883,734	1,556,098
Total liabilities and stockholders' equity	$3,839,142	$4,019,782

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
	January 31,
	2015	2014

Revenues
Real estate media revenue	$292,656	$246,054

Operating expenses
Cost of revenue (exclusive of amortization)	12,634	21,990
Technology and development	292,623	-
Salaries and benefits	331,717	252,913
Selling and promotions expense	39,095	88,044
General and administrative	1,007,960	1,341,727
Total operating expenses	1,684,029	1,704,674

Operating loss	(1,391,373)	(1,458,620)

Other income (expense)
Interest expense	(49,385)	(870)
Loss on change on fair value of derivatives	(266,410)	-
Gain on legal settlement of accounts payable	32,483	-
Foreign exchange gain	9,613	7,512
Total other income (expense)	(273,699)	6,642

Net loss	$(1,665,072)	$(1,451,978)

Preferred Stock Dividend	-	(118,496)

Net loss attributable to common stockholders	$(1,665,072)	$(1,570,474)

Weighted average number of shares outstanding	87,598,484	54,473,194

Basic and diluted net loss per share	$(0.02)	$(0.03)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	8,063	205,529
Comprehensive loss	$(1,657,009)	$(1,364,945)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,665,072)	$(1,451,978)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on legal settlement of accounts payable	(32,483)	-
Amortization and depreciation	547,723	346,098
Loss on change in fair value of derivative liabilities	266,410	-
Stock based compensation and consulting fees	173,865	649,404
Changes in operating assets and liabilities:
Decrease in accounts receivable	25,071	10,656
Decrease in prepaid expenses	-	145
Decrease in security deposits	-	22
Increase (decrease) in accounts payable and accrued expenses	5,340	(57,991)
Decrease in due to/from affiliates	(176,007)	(891,199)
Decrease in deferred revenue	(9,962)	(467)
Net cash used in operating activities	(865,115)	(1,395,310)

Cash flows from investing activities:
Purchase of computer equipment	-	(2,058)
Payments towards software developments costs	(31,810)	-
Payments towards website development costs	-	(177,401)
Net cash used in investing activities	(31,810)	(179,459)

Cash flows from financing activities:
Proceeds from convertible promissory notes	935,000	-
Payments applied to loans payable	-	(8,807)
Proceeds from the sale of common stock and warrants	75,000	80,000
Proceeds from the exercise of outstanding warrants	-	160,000
Net cash provided by financing activities	1,010,000	231,193

Effect of exchange rate changes on cash	8,063	205,529

Net increase (decrease) in cash	121,138	(1,138,047)

Cash at beginning of period	20,066	1,304,374

Cash at end of period	$141,204	$166,327

Supplemental disclosure:
Cash paid for interest	$-	$870

	For the three months ended
	January 31,
	2015	2014

Supplemental disclosure of non-cash investing and financing activity:
Settlement of prior year advances for subscriptions of common stock:
Value	$30,000	$13,500
Shares	100,000	27,000
Warrants	100,000	9,000

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$45,000	$349,750
Shares	900,000	7,895,000

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$77,000	$-
Shares	770,000	-

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$82,500	$122,625
Shares	549,945	817,418

Series B shares issued for settlement of prior year's proceeds and Next 1 Interactive, Inc. debt:
Value of shares issued	$100,000	$-
Value of Next 1, Interactive debt settled	$30,000	$-
Shares	13,000	-

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

RealBiz Media Group, Inc. ("RealBiz") is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz currently generates revenue from advertising revenues and through real estate agent and broker service fees, membership fees and product sales.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2015. The results of operations for the three months ended January 31, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2015.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at January 31, 2015 and October 31, 2014.

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The allowance for doubtful accounts at January 31, 2015 and October 31, 2014, respectively is $-0-.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $5,415 and $1,761 for the three months ended January 31, 2015 and 2014, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of January 31, 2015, the Company did not impair any long-lived assets.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "350-40" Internal Use Software, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product and is included in operating expenses in the accompanying statement of operations. For the three months ended January 31, 2015, the Company has capitalized $31,810 of costs associated with the development of a mobile app that has been placed into service on February 4, 2015 and will begin amortization of all capitalized costs in the second quarter of the current fiscal year.

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount that the book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the three months ended January 31, 2015 and 2014.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense related to website development costs and other intangible assets of $509,109 and $344,337 for the three months ended January 31, 2015 and 2014, respectively. This amortization is included in technology and development expenses and general and administrative expenses in the accompanying statement of operations.

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

Fair Value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s unaudited consolidated financial statements.

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

Technology and Development

Costs to research and develop our products are expensed as incurred. These costs consist of primarily of technology and development related expenses including third party contractor fees and technology software services. Technology and development also includes amortization of capitalized costs of the Nestbuilder website associated with the development of our marketplace. The amortization of the Nestbuilder website for the three months ending January 31, 2015 and 2014 is $127,272 and $-0-, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited unaudited consolidated financial statements. Advertising expense for the three months ended January 31, 2015 and 2014 was $-0- and $25,880, respectively.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gain of $9,613 and $7,512 for three months ended January 31, 2015 and 2014, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Unaudited Consolidated Statements of Operations. For the three months ended January 31, 2015 and 2014, the accumulated comprehensive gain was $8,063 and $205,529, respectively

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive Income (Loss) (continued)

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

•	As of January 31, 2015 - Canadian dollar $0.78970 to US $1.00

•	For the three months ended January 31, 2015 - Canadian dollar $0.87365 to US $1.00

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

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the unaudited consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

January 31, 2015
Series A convertible preferred stock issued and outstanding	66,801,653
Series B convertible preferred stock issued and outstanding	520,000
Warrants to purchase common stock issued, outstanding and exercisable	17,017,730
Shares on convertible promissory notes	11,458,119
95,797,502

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Reclassifications

Certain reclassifications have been made in the unaudited consolidated financial statements for comparative purposes.  These reclassifications have no effect on the results of operations or financial position of the Company.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. The Company is currently evaluating the impact that this guidance will have on its financial position and results of operations.

In August 2014, the FASB issued an accounting standard update which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The update requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. It also requires management to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance will be required for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter, with early application permitted. The Company is currently evaluating the impact that this guidance will have on its financial position and results of operations.

NOTE 3: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $1,665,072 for the three months ended January 31, 2015. At January 31, 2015, the Company had a working capital deficit of $2,452,543 and an accumulated deficit of $17,041,710. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At January 31, 2015, the Company's property and equipment are as follows:

	January 31, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment - office	1.5 Years	$22,881	$11,797	$11,084

Computer equipment - Nestbuilder website	2.1 Years	42,149	12,870	29,279

		$65,030	$24,667	$40,363

The Company has recorded $5,415 and $1,761 of depreciation expense for the three months ended January 31, 2015 and 2014, respectively. There was no property and equipment impairment recorded for the three months ended January 31, 2015 and 2014.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5: INTANGIBLE ASSETS AND BUSINESS COMBINATION

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	January 31, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	1.2 Years	$4,796,178	$3,099,033	$1,697,145

Website development costs	2.2 Years	1,527,307	422,111	1,105,196

Web platform/customer relationships - ReachFactor acquisition	2.3 Years	600,000	262,496	337,504

Software development costs (not placed in service)	3.0 Years	84,000	-0-	84,000
		$7,007,485	$3,783,640	$3,223,845

During the three months January 31, 2015, the Company incurred expenditures of $31,810 for software development costs to develop a mobile app called "EZ FLIX" as a tool to assist users in converting still pictures to video. The Company capitalized internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "350-40" Internal Use Software, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers anticipated to be available on February 4, 2015. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. The app was placed in service on February 4, 2015 and amortization will begin in the second quarter of the current fiscal year.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $509,109 and $344,377 for three months ended January 31, 2015 and 2014, respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At January 31, 2015, the Company’s accounts payable and accrued expenses are as follows:

January 31, 2015
Trade payables and accruals	$218,240
Accrued preferred stock dividends	915,447
Accrued payroll and commissions	500,875
Other liabilities	218,589
Total accounts payable and accrued expenses	$1,853,151

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses to/from its parent Company, Next 1 Interactive, Inc. As of January 31, 2015, the Company is due $337,093 as a result of such transactions.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: CONVERTIBLE NOTES PAYABLE

During the three months ended January 31, 2015, the Company:

•	During December 2014 and January 2015, the Company received $935,000 in proceeds and issued two (2) year, 12% convertible promissory notes maturing on December 31, 2016 to various non-related third party investors. Interest shall accrue on the principal of the note at a rate equal to 12.0% per annum in cash and 12.0% in stock per annum based upon $0.10 (ten) cents per share. The noteholder, at their option, shall have the right, but not the obligation, at any time and from time to time, to convert all or any portion of the principal and interest into fully paid and non-assessable shares of Company common stock at the conversion price of $0.10 per share.

The Company evaluated the conversion feature of the promissory notes and determined the Company's common stock exceeded the conversion price as stated in each of the convertible promissory notes. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $705,780 was recognized. The discount is being amortized over the terms of the convertible promissory notes using the straight-line method, which approximated the effective interest method. During the three months ending January 31, 2015, $14,399 of the debt discount has been amortized and recorded as interest expense. Stated interest charged to operations relating to this note for the three months ended January 31, 2015 and 2014 amounted to $11,955 and $-0-, respectively. As of January 31, 2015, the remaining principal balance is $935,000 and the remaining un-amortized discount balance was $691,441.

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

Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The fair value of embedded conversion option liability at January 31, 2015 was valued using the Black-Scholes model, resulting in a fair value of $571,630, previously valued at $305,220 resulting in a loss in the change in the fair value of derivatives totaling $266,410. The assumptions used in the Black-Scholes pricing model at January 31, 2015 are as follows: (1) dividend yield of 0%; (2) expected volatility of 359.42%, (3) risk-free interest rate of 0.47%, and (4) expected life of 1.70 years. During the three months ending January 31, 2015, $18,260 of the debt discount has been amortized and recorded as interest expense. Stated interest charged to operations relating to this note for the three months ended January 31, 2015 and 2014 amounted to $4,233 and $-0-, respectively. As of January 31, 2015, the remaining principal balance is $150,000 and the remaining un-amortized discount balance was $128,535.

NOTE 9: LOANS PAYABLE

There was no activity for the three months ended January 31, 2015 for the non-related third party investors and the remaining principal balance is $170,000.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY

On July 31, 2014, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 250,000,000 from 125,000,000 and increased the Company's Series A Convertible Preferred Stock to 120,000,000 from 100,000,000. Additionally, on July 31, 2014, the Board designated the terms of Series B Convertible Preferred Stock and 1,000,000 shares were designated Series B Convertible Preferred stock.

The total number of shares of all classes of stock that the Company shall have the authority to issue is 375,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.001 par value per shares; and 120,000,000 shares which may be designated as Series A Convertible Preferred stock with a $0.001 par value per share and 1,000,000 shares designated as Series B Preferred stock with at $0.001 par value per share.

Common Stock

During the three months ended January 31, 2015, the Company:

•	issued 816,667 shares of its common stock along with 750,000 one year warrants with an exercise of $0.18 for cash proceeds of $75,000.

•	issued 1,271,350 shares of its common stock for a total value of $170,685 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	issued 26,500 shares of its common stock valued at $3,180 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	issued 900,000 shares of its common stock valued at $45,000 upon the conversion of the holders of Next 1 dual convertible Series B preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series B preferred shares.

•	issued 770,000 shares of its common stock valued at $77,000 upon the conversion of the holders of Next 1 dual convertible Series C preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series C preferred shares.

•	issued 549,945 shares of its common stock valued at $82,500 upon the conversion of the holders of Next 1 dual convertible Series D preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series D preferred shares.

•	issued 100,000 shares of its common stock along with 100,000 one year warrants with an exercise price of $0.50 as settlement of prior year cash advances to purchase shares by third party investors valued at $30,000.

•	evaluated the conversion feature of the convertible promissory notes and determined the Company's common stock exceeded the conversion price as stated in each of the convertible promissory notes representing a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $705,780 was recognized as part of additional paid in capital.

•	received 750,000 shares of its common stock originally held in escrow for Suresh Srinivasan, former Chief Operating Officer. These shares were retired at par valued at $750.

Common Stock Warrants

At January 31, 2015, there were 17,017,730 warrants outstanding with a weighted average exercise price of $0.40 and weighted average life of .21 years. During the three months ended January 31, 2015, the Company granted 2,350,000 warrants and 711,128 expired.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Convertible Preferred Stock Series A

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31st, 2014 Board of Directors approval to increase the Preferred A shares from 100,000,000 shares to 120,000,000 shares. As of January 31, 2015, the Company had 66,801,653 shares of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value of a $1 per share by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share. Each holder of Series A stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

Accrued and declared preferred stock dividends on the outstanding preferred shares as of January 31, 2015 totaled $915,447 and are included in accounts payable and accrued expenses in the accompanying balance sheet. These preferred stock dividends were declared on December 28, 2014, to holders of record on August 31, 2014. Additional preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of January 31, 2015 were $158,209.

During the three months ended January 31, 2015, the Company recorded no activity.

Convertible Preferred Stock Series B

On July 31, 2014, the Company's Board of Directors approved the creation of a new Series B Preferred stock and on October 14, 2014 a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company's common stock at $0.05 per share. As of January 31, 2015, the Company had 26,000 shares of Convertible Preferred Stock Series B issued and outstanding. The Series B Preferred stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series B Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series B stock by issuing shares of common stock to the holders of Series B stock on a uniform and prorated basis. Each share of Series B Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series B Stock is equal to $0.05 per share. Each holder of Series B stock shall be entitled to the number of votes equal to two hundred (200) votes for each shares of Series B stock held by them.

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series B stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Stock or to the Common Stock, an amount for each share of Series B Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series B Liquidation Amount"). Preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of January 31, 2015 were $5,540.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Convertible Preferred Stock Series B (continued)

During the three months ended January 31, 2015, the Company:

•	issued 26,000 shares of its Series B Preferred stock along with 1,250,000 five (5) year Next 1 Interactive, Inc. common stock warrants with exercise prices between $0.01 to $0.05 valued at $130,000, based on subscription agreements. $100,000 was in settlement of prior year cash advances to purchase shares by third party investors and the balance of $30,000 was applied to Next 1 Interactive, Inc debt obligation.

NOTE 11: RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2015, the Company paid $800 a month in rent for office space on behalf of an officer of the Company, for Company use.

Equity transactions with the Company's parent are described in Note 10.

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

Fair Value Measurements at January 31, 2015 is summarized below:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash	$141,204	$-	$-	$141,204
Derivative liabilities	-	-	517,630	571,630
January 31, 2015	$141,204	$-	$517,630	$712,834

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and through March 17, 2015, the date that these financial statements have been issued, has identified the following subsequent events and analyzing the transactions for proper accounting treatment:

During February and March 2015, the Company:

•	On February 26, 2015, the our parent Company, Next 1, entered an exchange agreement hereby exchanging $441,403 of Next 1 debt, Next 1 Series A Preferred and Next 1 Series B Preferred for the issuance of 5,514,030 shares of RealBiz common stock.

•	received $195,000 in proceeds and issued convertible promissory notes with interest rates of 12% per annum, maturity dates of December 31, 2016 and with a range of fixed rate conversion features.

•	received $15,000 in proceeds and issued 150,000 shares of common stock.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended October 31, 2014 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2015 are those that depend most heavily on these judgments and estimates. As of January 31, 2015 , there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended January 31, 2015 compared to three months ended January 31, 2014.

Revenues

Our total revenues increased 19% to $292,656 for the three months ended January 31, 2015 , compared to $246,054 for the three months ended January 31, 2014, an increase of $46,602. The increase in sales is the reflection of additional revenue reported and collected from Century 21 Corporate automated videos contract that automatically uploads to their website along with the additional income added to the current ERA Corporate contract to host and store videos automatically created and posted to their corporate website.

Operating Expenses

Our operating expenses, which include cost of revenue, technology and development, salaries and benefits, selling and promotion and general and administrative expenses decreased to $1,684,029 for the three months ended January 31, 2015, compared to $1,704,674 for the three months ended January 31, 2014, a decrease of $20,645. This decrease was substantially due to internal re-organization effecting a decrease use of contractors resulting a decrease in consulting fees of $385,797 and to a lesser extent: a decrease in travel and entertainment of $62,346 due to the reduction in corporate travel needs and increased use of telephone and video conference meetings, a decrease in selling and promotions of $48,949, a decrease in miscellaneous operating expense of $28,727, a decrease in cost of revenue of $9,356 and a decrease in insurance of $17,742; this was offset by an increase in technology and development of $292,623 due to website maintenance and amortization of the Nestbuilder website and to a lessor extent: an increase in investor relations of $82,682 due to the Company's increased reliance on investor relations firms to find investors for the Company's financing needs, an increase in salaries and benefits of $78,804 predominantly due to the hiring of a new Chief Technology Officer, a Client Success Manager, and a Drupal developer as these positions did not exist at fiscal 2014, an increase legal and professional fees of $40,662 and amortization of intangible assets other than website development costs of $37,500.

Other Income (Expenses)

Our other income decreased 4,221% to $273,699 of other expenses for the three months ended January 31, 2015 , compared to $6,642 of other income for the three months ended January 31, 2014, an decrease of $280,341. This decrease was substantially due to an increase in the loss on change in fair value of derivatives.

Net Loss

We had a net loss of $1,665,072 for the three months ended January 31, 2015 , compared to net loss of $1,451,978 for the three months ended January 31, 2014, an increase of $213,094. The increase in net loss from 2015 to 2014 was substantially due to an increase in technology and development of $292,623 and to a lesser extent an increase in investor relations of $82,682 and an increase in salaries and benefits of $78,804; this was offset by a decrease in consulting fees of $385,797 and to a lesser extent: a decrease in travel and entertainment of $62,346, a decrease in selling and promotions of $48,949 along with other factors noted above.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At January 31, 2015, the Company had $141,204 cash on-hand, an increase of $121,138 from $20,066 at the end of fiscal 2014. The increase is primarily due to the increase of proceeds received from convertible promissory notes offset by the payment of operating expenses.

Net cash used in operating activities was $865,115 for the three months ended January 31, 2015, a decrease of $530,195 from $1,395,310 used during the three months ended January 31, 2014. This increase was mainly due to a decrease due from affiliates offset by stock based compensation and consulting fees, amortization and depreciation and loss on change in fair value of derivative liabilities.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the three months ended January 31, 2015 , we raised $1,010,000 from issuance of convertible promissory notes and from the sale of common stock and warrants. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources will be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2015 .

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended January 31, 2015 , included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended January 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2014, filed with the SEC on February 13, 2015.

Item 2.  Unregistered Sales of Equity Securities

Set forth below is information regarding securities sold by us during the three months ended January 31, 2015 that were not registered under the Securities Act:

•	issued 816,667 shares of its common stock along with 750,000 one year warrants with an exercise of $0.18 for cash proceeds of $75,000.

•	issued 1,271,350 shares of its common stock for a total value of $170,685 for consulting fees rendered.

•	issued 26,500 shares of its common stock valued at $3,180 to its employees as stock compensation.

•	issued 900,000 shares of its common stock valued at $45,000 upon the conversion of the holders of convertible Series B preferred shares held in its parent company Next 1 Interactive, Inc.

•	issued 770,000 shares of its common stock valued at $77,000 upon the conversion of the holders of convertible Series C preferred shares held in its parent company Next 1 Interactive, Inc.

•	issued 549,945 shares of its common stock valued at $82,500 upon the conversion of the holders of convertible Series D preferred shares held in its parent company Next 1 Interactive, Inc.

•	issued 100,000 shares of its common stock along with 100,000 one year warrants with an exercise price of $0.50 as settlement of prior year cash advances to purchase shares by third party investors valued at $30,000.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended January 31, 2015 .

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit Number	Description

4.1	Note Amendment between Next 1 and Mark A. Wilton, as countersigned by Realbiz Media Group, Inc. dated February 24, 2014 *

4.2	Warrant issued by Realbiz Media Group, Inc. to Mark A. Wilton *

4.3	Form of 12% + 12% Convertible Promissory Note**

31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Certification of Chief Executive Officer **

32.2	Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

*	Incorporated by reference to the Form 8-K filed on February 27, 2014.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealBiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
March 17, 2015

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer March 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	March 17, 2015
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	March 17, 2015
Adam Friedman	(Principal Financial Officer)

