Form 10-Q
period 2015-04-30
REALBIZ MEDIA GROUP, INC
filed 2015-07-10
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of July 7, 2015 there were 111,762,851 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

1

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIOD ENDED APRIL 30, 2015 AND 2014

REALBIZ MEDIA GROUP, INC.

2

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2015	2014
	(Unaudited)

Assets
Current Assets
Cash	$117,642	$20,066
Accounts receivable, net of allowance for doubtful accounts	102,991	118,408
Prepaid expenses	3,300	3,300
Total current assets	223,933	141,774

Property and equipment, net	51,282	45,778
Website development costs and intangible assets, net	2,759,592	3,701,144
Due from affiliates	139,598	131,086
Total assets	$3,174,405	$4,019,782

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,926,376	$1,880,294
Deferred revenue	26,262	45,565
Derivative liabilities	217,362	305,220
Convertible notes payable, net of discount of $-0- and $-0-, respectively	-	60,000
Loans payable	235,000	170,000
Total current liabilities	2,405,000	2,461,079

Convertible notes payable - long term, net of discount of $775,187 and $147,395, respectively	504,813	2,605

Total liabilities	2,909,813	2,463,684

Stockholders' Equity
Series A convertible preferred stock, $.001 par value; 120,000,000 authorized, 50,570,726 and 66,801,653 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	50,571	66,802

Series B convertible preferred stock, $.001 par value; 1,000,000 authorized, 15,000 and -0- shares issued and outstanding at April 30, 2015 and -0- shares issued and outstanding at October 31, 2014, respectively	15	-

Common stock, $.001 par value; 250,000,000 authorized, 106,803,524 and 84,980,282 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	106,803	84,980

Additional paid-in-capital	16,954,766	15,453,329
Subscription advances	-	130,000
Accumulated other comprehensive income	5,889	34,036
Accumulated deficit	(16,879,823)	(14,250,558)
Total RealBiz Media Group, Inc. stockholders' equity	238,221	1,518,589
Noncontrolling interest	26,371	37,509
Total stockholders' equity	264,592	1,556,098
Total liabilities and stockholders' equity	$3,174,405	$4,019,782

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended		For the six months ended
	April 30,		April 30,
	2015	2014	2015	2014

Revenues
Real estate media revenue	$321,388	$252,560	$614,044	$498,614

Operating expenses
Cost of revenue (exclusive of amortization)	14,830	17,135	27,464	39,125
Technology and development	172,448	140,035	337,799	140,035
Salaries and benefits	292,998	241,457	624,715	494,370
Selling and promotions expense	177,592	117,704	216,687	205,748
Amortization	509,109	406,389	1,018,218	750,726
General and administrative	431,155	353,611	1,057,278	1,351,001
Total operating expenses	1,598,132	1,276,331	3,282,161	2,981,005

Operating loss	(1,276,744)	(1,023,771)	(2,668,117)	(2,482,391)

Other income (expense)
Interest expense	(184,305)	(444)	(233,690)	(1,314)
Gain on change on fair value of derivatives	354,268	-	87,858	-
Gain on legal settlement of accounts payable	3,776	-	36,259	-
Foreign exchange gain (loss)	11,923	(23,219)	21,536	(15,707)
Other income (expense)	(3,102)	177,689	(3,102)	177,689
Total other income (expense)	182,560	154,026	(91,139)	160,668

Net loss	$(1,094,184)	$(869,745)	$(2,759,256)	$(2,321,723)

Net loss attributable to the noncontrolling interest	57,182	32,526	129,991	70,607

Net loss attributable to RealBiz Media Group, Inc.	$(1,037,002)	$(837,219)	$(2,629,265)	$(2,251,116)

Preferred Stock Dividend	-	(114,632)	-	(233,128)

Net loss attributable to common shareholders	$(1,037,002)	$(951,851)	$(2,629,265)	$(2,484,244)

Weighted average number of shares outstanding	103,674,766	59,420,260	95,503,396	56,905,729

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Comprehensive loss:
Unrealized gain (loss) on currency translation adjustment	(36,210)	(138,341)	(28,147)	67,188
Comprehensive loss	$(1,073,212)	$(1,090,192)	$(2,657,412)	$(2,417,056)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	April 30,
	2015	2014
Cash flows from operating activities:
Net loss attributable to RealBiz Media Group, Inc. common stock	$(2,629,265)	$(2,251,116)
Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(129,991)	(70,607)
Amortization and depreciation	1,187,131	761,136
Gain on legal settlement of debt	(36,259)	-
Gain on change in fair value of derivative liabilities	(87,858)	-
Stock based compensation and consulting fees	487,780	717,086
Changes in operating assets and liabilities:
Increase in accounts receivable	15,417	20,888
Increase in prepaid expenses	-	(2,778)
Increase in security deposits	-	345
Increase in accounts payable and accrued expenses	114,375	54,988
Decrease in due to/from affiliates	11,791	(1,077,760)
(Decrease) Increase in deferred revenue	(19,303)	7,016
Net cash used in operating activities	(1,086,182)	(1,840,802)

Cash flows from investing activities:
Purchase of computer equipment	(17,688)	(3,321)
Payments towards software developments costs	(85,407)	-
Payments towards website development costs	-	(281,190)
Net cash used in investing activities	(103,095)	(284,511)

Cash flows from financing activities:
Proceeds from loans payable	75,000	-
Proceeds from convertible promissory notes	1,130,000	-
Payments applied to loans payable	(10,000)	(18,039)
Proceeds from subscription advances	-	200,000
Proceeds from the sale of common stock and warrants	120,000	435,100
Proceeds from the exercise of outstanding warrants	-	160,000
Net cash provided by financing activities	1,315,000	777,061

Effect of exchange rate changes on cash	(28,147)	67,188

Net increase (decrease) in cash	97,576	(1,281,064)

Cash at beginning of period	20,066	1,304,374

Cash at end of period	$117,642	$23,310

Supplemental disclosure:
Cash paid for interest	$-	$1,314

	For the six months ended
	April 30,
	2015	2014

Supplemental disclosure of non-cash investing and financing activity:
Settlement of prior year advances for subscriptions of common stock:
Value	$30,000	$13,500
Shares	100,000	27,000
Warrants	100,000	9,000

Next 1 Interactive, Inc. Preferred Series A shares converted to common stock:
Value	$729,087	$-
Shares	3,314,030	-

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$485,000	$404,750
Shares	2,900,000	8,095,000

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$409,750	$-
Shares	3,645,000	-

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$407,995	$122,625
Shares	2,719,862	817,418

Next 1 Interactive, Inc. promissory notes converted to common stock:
Value	$392,000	$80,000
Shares	4,100,000	1,600,000

Common stock issued for conversion of promissory notes:
Value	$60,000	$-
Shares	600,000	-

Common stock issued for accrued interest on convertible promissory notes:
Value	$32,033	$-
Shares	320,333	-

Common stock retired:
Value	$750	$-
Shares	750,000	-

Preferred stock dividends accrued:
Value	$-	$233,128

Warrants issued for Next 1 Interactive, Inc. debt modifications
Value	$-	$4,809,308
Warrants	-	12,000,000

	For the six months ended
	April 30,
	2015	2014

Retirement of Series A Preferred shares for the conversion of Next 1 Interactive, Inc. Preferred shares and debt:
Value	$1,639,787	$-
Shares	16,230,927	-

Series B shares issued for settlement of prior year's proceeds and Next 1 Interactive, Inc. debt:
Value of shares issued	$100,000	$-
Value of Next 1, Interactive debt settled	$30,000	$-
Shares	26,000	-

Conversion of Series B Preferred shares to common stock:
Value	$55,000	$-
Shares - Series B Preferred	11,000	-
Shares - Common	1,100,000	-
Warrants	1,100,000	-

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

Basis of Presentation

The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state RealBiz Media Group, Inc. and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information is not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2015. The results of operations for the three and six months ended April 30, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2015.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at April 30, 2015 and October 31, 2014.

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The allowance for doubtful accounts at April 30, 2015 and October 31, 2014, respectively is $-0-.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $12,184 and $10,410 for the six months ended April 30, 2015 and 2014, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of April 30, 2015, the Company did not impair any long-lived assets.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product and is included in operating expenses in the accompanying statement of operations. For the six months ended April 30, 2015, the Company has capitalized $36,310 of costs associated with the development of a mobile app that has been placed into service on February 4, 2015. Additionally, the Company has capitalized $49,097 of costs associated with the development of a suite of marketing applications that has been placed into service on April 30, 2015, These costs are being amortized over their remaining estimated economic life and the Company incurred amortization expense related to software development costs of $8,741 and $-0- for the six months ended April 30, 2015 and 2014, respectively. This amortization is included in technology and development expenses and general and administrative expenses in the accompanying statement of operations.

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount that the book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the six months ended April 30, 2015 and 2014.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense related to website development costs and other intangible assets of $1,018,218 and $750,726 for the six months ended April 30, 2015 and 2014, respectively. The Company allocated the amortization of the Nestbuilder website and software development costs for the six months ending April 30, 2015 and 2014 of $263,285 and $62,052, respectively to technology and development with the balance of $754,933 being absorbed in general and administrative expenses.

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

Technology and Development

Costs to research and develop our products are expensed as incurred. These costs consist primarily of technology and development related expenses including third party contractor fees and technology software services. Technology and development also includes amortization of capitalized costs of the Nestbuilder website associated with the development of our marketplace and software development costs. The amortization of the Nestbuilder website and software development costs for the six months ending April 30, 2015 and 2014 is $263,285 and $62,052, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the six months ended April 30, 2015 and 2014 was $94,386 and $55,290, respectively.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange loss and gain of $21,536 and $15,707, respectively for six months ended April 30, 2015 and 2014, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Unaudited Consolidated Statements of Operations. For the six months ended April 30, 2015 and 2014, the decrease and increase in accumulated comprehensive gain was $28,147 and $67,188, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency and Other Comprehensive Income (Loss) (continued)

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information, internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

•	As of April 30, 2015 - Canadian dollar $0.83180 to US $1.00

•	For the six months ended April 30, 2015 - Canadian dollar $0.84782 to US $1.00

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

April 30, 2015
Series A convertible preferred stock issued and outstanding	50,570,726
Series B convertible preferred stock issued and outstanding	300,000
Series C convertible preferred stock issued and outstanding	-0-
Warrants to purchase common stock issued, outstanding and exercisable	4,244,530
Shares on convertible promissory notes	13,017,079
68,132,335

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the current fiscal quarter the Company discovered that it has not been properly reporting a non-controlling interest in one of its subsidiaries. The effect of this was that the consolidated balance sheet at October 31, 2014 did not include a caption in the stockholders’ equity section for non-controlling interest for $37,509 and a caption for “Total RealBiz Media Group, Inc. stockholders’ equity” of $1,518,589, with Total Stockholders’ Equity remaining unchanged at $1,556,098.

Also, additional paid in capital was overstated by $1,157,583 and accumulated other comprehensive income was overstated by $6,006 offset by accumulated deficit being understated by $1,126,080 and noncontrolling interest being understated by $37,509. Net loss attributable to common stockholders was overstated by $129,991 and $70,607 for the three and six months ended April 30, 2014 offset by net loss attributable to non-controlling interest being understated by those amounts. This was corrected in this filing. The Company evaluated SEC Staff Accounting Bulletin #108, and applied a dual method to evaluate if the adjustment was material. Under the dual method, both a “rollover” method and an “iron curtain” method were applied. In both methods, the adjustment was not material to the comparative three and six month period ended April 30, 2014 and the year ended October 31, 2014. On June 18, 2015, the Company exchanged 4,000,000 common shares to obtain the remaining 15% interest in the subsidiary which eliminates the non-controlling interests, see footnote number 13 “subsequent events.” As a result, the following reclassification was made for the year ended October 31, 2014 and the three and six months ended April 30, 2014:

Additional paid in capital		Additional paid in capital
Originally Reported at October 31, 2014	Adjustment	Adjusted at October 31, 2014

$16,610,912	($1,157,583)	$15,453,329

Accumulated other comprehensive income		Accumulated other comprehensive income
Originally Reported at October 31, 2014	Adjustment	Adjusted at October 31, 2014

$40,042	($6,006)	$34,036

Accumulated Deficit as		Accumulated Deficit as
Originally Reported at October 31, 2014	Adjustment	Adjusted at October 31, 2014

($15,376,638)	$1,126,080	($14,250,558)

Noncontrolling interest		Noncontrolling interest
Originally Reported at October 31, 2014	Adjustment	Adjusted at October 31, 2014

$-0-	$37,509	$37,509

Net loss attributable to common stockholders		Net loss attributable to common stockholders
Originally Reported for the six months ended April 30, 2014	Adjustment	Adjusted for the six months ended April 30, 2014

($2,554,851)	($70,607)	($2,484,244)

Net loss attributable to common stockholders		Net loss attributable to common stockholders
Originally Reported for the three months ended April 30, 2014	Adjustment	Adjusted for the three months ended April 30, 2014

($984,377)	($32,526)	($951,851)

Recently Issued Accounting Pronouncements

We have implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $2,759,256 for the six months ended April 30, 2015. At April 30, 2015, the Company had a working capital deficit of $2,181,067 and an accumulated deficit of $16,879,823. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months, the Company may consider plans to raise additional funds through the issuance of additional shares of common or preferred stock and or through the issuance of debt instruments. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

Note 4: Property and Equipment

At April 30, 2015, the Company's property and equipment are as follows:

	April 30, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment - office	1.9 Years	$40,569	$15,056	$25,513
Computer equipment - Nestbuilder website	1.8 Years	42,149	16,380	25,769
		$82,718	$31,436	$51,282

During the six months April 30, 2015, the Company purchased $17,688 of computer equipment of which it placed in service. Computer equipment is depreciated using the straight line method of its estimated useful life of three years. Depreciation expense related to the computer equipment was $12,184 and $10,410 for the six months ended April 30, 2015 and 2014, respectively. There was no property and equipment impairment recorded for the six months ended April 30, 2015 and 2014.

NOTE 5: INTANGIBLE ASSETS

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	April 30, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	1.0 Years	$4,796,178	$3,443,370	$1,352,808
Website development costs	1.9 Years	1,527,307	549,383	977,924
Web platform/customer relationships - ReachFactor acquisition	2.0 Years	600,000	299,996	300,004
Software development costs	2.8 Years	137,597	8,741	128,856
		$7,061,082	$4,301,490	$2,759,592

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5: INTANGIBLE ASSETS (CONTINUED)

For the six months ended April 30, 2015, the Company has capitalized $36,310 of costs associated with the development of a mobile app that has been placed into service on February 4, 2015. Additionally, the Company has capitalized $49,097 of costs associated with the development of a suite of marketing applications that has been placed into service on April 30, 2015, These costs are being amortized over their remaining estimated economic life, estimated to be 3 years, with the Company incurring amortization expense related to software development costs of $8,741 and $-0- for the six months ended April 30, 2015 and 2014, respectively. This amortization is included in technology and development expenses and general and administrative expenses in the accompanying statement of operations

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $1,018,218 and $750,726 for six months ended April 30, 2015 and 2014, respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At April 30, 2015, the Company’s accounts payable and accrued expenses are as follows:

April 30, 2015
Trade payables and accruals	$255,079
Accrued preferred stock dividends	915,447
Accrued payroll and commissions	542,875
Other liabilities	212,975
Total accounts payable and accrued expenses	$1,926,376

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses to/from its parent Company, Next 1 Interactive, Inc. As of April 30, 2015, the Company is due $139,598 as a result of such transactions.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: CONVERTIBLE NOTES PAYABLE

During the six months ended April 30, 2015, the Company:

•	Between December 2014 and April 2015, the Company received $1,130,000 in proceeds and issued two (2) year, 12% convertible promissory notes maturing on December 31, 2016 to various third party investors. Interest shall accrue on the principal of the note at a rate equal to 12.0% per annum in cash and 12.0% in stock per annum based upon $0.10 (ten) cents per share. The noteholder, at their option, shall have the right, but not the obligation, at any time and from time to time, to convert all or any portion of the principal and interest into fully paid and non-assessable shares of Company common stock at the conversion price of $0.10 per share.

The Company evaluated the conversion feature of the promissory notes and determined the Company's common stock exceeded the conversion price as stated in each of the convertible promissory notes. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $775,780 was recognized. The discount is being amortized over the terms of the convertible promissory notes using the straight-line method, which approximated the effective interest method. During the six months ending April 30, 2015, $110,883 of the debt discount has been amortized and recorded as interest expense.

Stated interest charged to operations relating to these notes for the six months ended April 30, 2015 and 2014 amounted to $85,700 and $-0-, respectively. For the six months ending April 30, 2015, the Company converted $60,000, of a previously issued convertible promissory note, in principal and issued 600,000 shares of its common stock and the remaining principal balance of convertible promissory notes is $1,130,000 and the remaining un-amortized discount balance was $664,897.

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

Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The fair value of embedded conversion option liability at April 30, 2015 was valued using the Black-Scholes model, resulting in a fair value of $217,362, previously valued at $571,630 resulting in a gain in the change in the fair value of derivatives totaling $345,268 for the three months ending April 30, 2015. The assumptions used in the Black-Scholes pricing model at April 30, 2015 are as follows: (1) dividend yield of 0%; (2) expected volatility of 203.06%, (3) risk-free interest rate of 0.58%, and (4) expected life of 1.47 years. During the six months ending April 30, 2015, $37,105 of the debt discount has been amortized and recorded as interest expense. Stated interest charged to operations relating to this note for the six months ended April 30, 2015 and 2014 amounted to $7,880 and $-0-, respectively. As of April 30, 2015, the remaining principal balance is $150,000 and the remaining un-amortized discount balance was $110,290.

NOTE 9: LOANS PAYABLE

During the six months ending April 30, 2015, the Company received $75,000 in proceeds from a related party and issued a 6% promissory note due and payable on or before April 30, 2015 and made a $10,000 principal only payment. The principal balance as of April 30, 2015 is as follows:

Related party	$65,000

Non-related party	170,000

$235,000

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY

On July 31, 2014, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 250,000,000 from 125,000,000 and increased the Company's Series A Convertible Preferred Stock to 120,000,000 from 100,000,000. Additionally, on July 31, 2014, the Board designated 1,000,000 shares as Series B Convertible Preferred stock. On May 5, 2015, the Company designated 1,000,000 shares as Series C Convertible Preferred Stock. The total number of shares of all classes of stock that the Company shall have the authority to issue is 375,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.001 par value per shares; and 120,000,000 shares which may be designated as Series A Convertible Preferred stock with a $0.001 par value per share, 1,000,000 shares designated as Series B Preferred stock with at $0.001 par value per share and 1,000,000 shares designated as Series C Preferred stock with at $0.001 par value per share.

Common Stock

During the six months ended April 30, 2015, the Company:

•	issued 1,266,667 shares of its common stock along with 1,050,000 one year warrants with an exercise of $0.18 to $1.25 for cash proceeds of $120,000.

•	issued 1,100,000 shares of its common stock for conversion of 11,000 shares of the Company's Series B Preferred Shares valued at $55,000. These common shares were valued at the carrying value of the Series B Preferred shares.

•	issued 2,473,350 shares of its common stock for a total value of $483,925 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	issued 34,000 shares of its common stock valued at $3,855 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	issued 3,314,030 shares of its common stock valued at $729,087 upon the conversion of the holders of Next 1 Dual Convertible Series A Preferred shares held in our former parent company Next 1 Interactive, Inc. These common shares were valued based on the closing price on the date the shares were issued.

•	issued 2,900,000 shares of its common stock valued at $485,000 upon the conversion of the holders of Next 1 Dual Convertible Series B Preferred shares held in our former parent company Next 1 Interactive, Inc. These common shares were valued based on the closing price on the date the shares were issued.

•	issued 3,645,000 shares of its common stock valued at $409,750 upon the conversion of the holders of Next 1 Dual Convertible Series C Preferred shares held in our former parent company Next 1 Interactive, Inc. These common shares were valued based on the closing price on the date the shares were issued.

•	issued 2,719,862 shares of its common stock valued at $407,995 upon the conversion of the holders of Next 1 Dual Convertible Series D preferred shares held in its former parent company Next 1 Interactive, Inc. These common shares were valued based on the closing price on the date the shares were issued.

•	issued 4,100,000 shares of its common stock valued at $392,000 upon the conversion of the holders of Next 1 debt held in our former parent company Next 1 Interactive, Inc. These common shares were valued based on the closing price on the date the shares were issued.

•	issued 320,333 shares of its common stock valued at $32,033 as payment for accrued interest on convertible promissory notes as requested by the note holders according to contractual terms.

•	issued 600,000 shares of its common stock upon conversion of $60,000 of principal of the Company's convertible promissory notes according to contractual terms.

•	issued 100,000 shares of its common stock along with 100,000 one year warrants with an exercise price of $0.50 as settlement of prior year cash advances to purchase shares by third party investors valued at $30,000.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (continued)

•	evaluated the conversion feature of the convertible promissory notes and determined the Company's common stock exceeded the conversion price as stated in each of the convertible promissory notes representing a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $775,780 was recognized as part of additional paid in capital.

•	received 750,000 shares of its common stock originally held in escrow for Suresh Srinivasan, former Chief Operating Officer. These shares were retired at par valued at $750.

Common Stock Warrants

At April 30, 2015, there were 4,244,530 warrants outstanding with a weighted average exercise price of $0.14 and weighted average life of .99 years. During the six months ended April 30, 2015, the Company granted 3,900,000 warrants and 15,034,328 expired.

Convertible Preferred Stock Series A

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31st, 2014 Board of Directors approval to increase the Preferred A shares from 100,000,000 shares to 120,000,000 shares. As of April 30, 2015, the Company had 50,570,726 shares of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value of a $1 per share by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share. Each holder of Series A stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

Accrued and declared preferred stock dividends on the outstanding preferred shares as of April 30, 2015 totaled $915,447 and are included in accounts payable and accrued expenses in the accompanying balance sheet. These preferred stock dividends were declared on December 28, 2014, to holders of record on August 31, 2014. Additional preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of April 30, 2015 were $199,462.

During the six months ended April 30, 2015, the Company.

•	retired 16,230,927 Preferred Series A shares, at the cost of $1,639,787 based upon the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of RealBiz common shares issued for conversion from Next 1 Interactive, Inc. preferred stock and convertible promissory notes.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (CONTINUED)

Convertible Preferred Stock Series B

On July 31, 2014, the Company's Board of Directors approved the creation of a new Series B Preferred stock and on October 14, 2014 a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company's common stock at $0.05 per share. As of April 30, 2015, the Company had 15,000 shares of Convertible Preferred Stock Series B issued and outstanding. The Series B Preferred stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series B Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series B stock by issuing shares of common stock to the holders of Series B stock on a uniform and prorated basis. Each share of Series B Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series B Stock is equal to $0.05 per share. Each holder of Series B stock shall be entitled to the number of votes equal to two hundred (200) votes for each shares of Series B stock held by them.

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series B stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Stock or to the Common Stock, an amount for each share of Series B Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series B Liquidation Amount"). Preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of April 30, 2015 were $7,610.

During the six months ended April 30, 2015, the Company:

•	issued 26,000 shares of its Series B Preferred stock along with 1,250,000 five (5) year Next 1 Interactive, Inc. common stock warrants with exercise prices between $0.01 to $0.05 valued at $130,000, based upon subscription agreements. $100,000 was in settlement of prior year cash advances to purchase shares by third party investors and the balance of $30,000 was applied to Next 1 Interactive, Inc debt obligation.

•	converted 11,000 shares of Series B Preferred stock into 1,100,000 shares of common stock valued at $55,000

NOTE 11: RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2015, the Company paid $800 a month in rent for office space on behalf of an officer of the Company, for Company use.

Equity transactions with the Company's former parent are described in Note 10.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12: FAIR VALUE MEASUREMENT AND DISCLOSURE

The Company has adopted ASC 820, Fair Market Measurement and Disclosures including the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of ASC 820 did not have a material impact on the Company’s fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into six broad levels as follows:

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

Fair Value Measurements at April 30, 2015 is summarized below:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liabilities	$-0-	$-	$217,362	$217,362

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following subsequent events and analyzing the transactions for proper accounting treatment:

During May and June 2015, the Company:

•	On June 16, 2015, issued an unsecured convertible note with a face value of $500,000 and a two year warrant to purchase 675,000 shares of the Company’s common stock at an exercise price of $0.10 per share , par value $0.001 per share, in exchange for $500,000 cash, less $20,000 held back for noteholder’s legal costs, in the closing of its private placement. The Note and the Warrant were issued pursuant to the terms of a Securities Purchase Agreement, dated May 12, 2015, entered into by the Company and the Investor. The issuance of the Note and Warrant were contingent upon a registration statement being declared effective by the Securities and Exchange Commission on June 12, 2015.

•	there were 418,000 shares of common stock issued as an interest option on convertible promissory notes.

•	there were 10,000 shares of common stock issued in connection with a consulting agreement.

•	there was 1,000,000 shares of common stock at $0.05 issued in connection with a sales and marketing agreement.

•	there were 140,000 shares of common stock at $0.05 issued in connection with the conversion of $7,000 of a promissory note. There were also 202,429 shares of common stock at $0.0494 issued in connection with the conversion of $10,000 of a promissory note.

•	there were 80,000 shares of common stock issued in connection with the conversion of NXOI Preferred C shares.

•	the Company is currently analyzing the above transactions for proper accounting treatment.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13: SUBSEQUENT EVENTS (CONTINUED)

•	On June 18, 2015, the Company exchanged 3,115,000 common shares for 90.0 shares of RealBiz Holdings, Inc. pursuant to a Share Exchange Agreement. Also on June 18, 2015, the Company exchanged 885,000 common shares for 25.5 shares of RealBiz Holdings, Inc. pursuant to a Share Exchange Agreement. These 90 and 25.5 shares represented an approximate 15% ownership in RealBiz Holdings, Inc. The Company now owns 100% of all RealBiz Holdings, Inc. shares.

•	One June 18, 2015, the Company issued 1,570,000 common shares to a former employee as full settlement of deferred compensation and accrued vacation owed to him.

•	On May 5, 2015, the Company's Board of Directors approved the creation of a new Series C Preferred stock and on May 5, 2015, a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company's common stock at $0.05 per share. As of April 30, 2015, the Company had -0- shares of Convertible Preferred Stock Series C issued and outstanding. The Series C Preferred stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series C Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series C stock by issuing shares of common stock to the holders of Series C stock on a uniform and prorated basis. Each share of Series C Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series C Stock is equal to $0.05 per share. Each holder of Series C stock shall be entitled to the number of votes equal to one hundred (100) votes for each shares of Common Stock into which the Series C Stock could be converted into.

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series C stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series C Stock or to the Common Stock, an amount for each share of Series C Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series C Liquidation Amount"). Preferred stock dividends have not accrued or been declared since there were no outstanding Series C preferred shares as of April 30, 2015.

On June 19, 2015, the Company entered into an employment agreement with Thomas Grbelja pursuant to which Mr. Grbelja will serve as the Chief Financial Officer of the Company, effective June 23, 2015.

•	On July 3, 2015, the Company terminated the employment of its Chief Revenue Officer - Steven Marques.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by RealBiz Media Group, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014 filed with the SEC on February 13, 2015 (the “Form 10-K”) should be considered in evaluating our prospects and future performance.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Form 10-K are those that depend most heavily on these judgments and estimates. As of April 30, 2015, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended April 30, 2015 compared to three months ended April 30, 2014.

Revenues

Our total revenues increased 27% to $321,388 for the three months ended April 30, 2015, compared to $252,560 for the three months ended April 30, 2014, an increase of $68,828. The increase in sales is the reflection of additional revenue reported and collected from our Century 21 Corporate automated videos contract pursuant to which our technology automatically uploads videos to their website along with the additional income added from the current ERA Corporate pursuant to which our technology hosts and stores videos automatically and posts them to their corporate website. The company expects revenue to continue to increase due to new product introductions and full implementation of several enterprise level contracts.

Operating Expenses

Our operating expenses, which include cost of revenue, technology and development, salaries and benefits, selling and promotion and general and administrative expenses increased 25% to $1,598,132 for the three months ended April 30, 2015, compared to $1,276,331 for the three months ended April 30, 2014, an increase of $321,801.

This increase was substantially due to an increase in consulting fees of $115,108 and an increase in technology and development of $32,413, and to a lesser extent an increase in selling and promotion of $59,888, an increase in salaries and benefits of $51,541, an increase in rent of $44,276, an increase in the amortization of intangible assets of $102,720 and an increase in travel and entertainment of $25,055; this was offset by a decrease in webhosting of $52,235 and to a lessor extent a decrease in audit and accounting of $49,461, a decrease in miscellaneous expense of $31,890 and a decrease in cost of revenue of $2,305.

The current financials reflect costs associated with varying legacy agreements that have been terminated.  Most importantly, the Company’s dependence on consultants has been curtailed, non-productive lines of business have been eliminated and technology expenses have been brought entirely in house.  General and Administrative expenses (excluding non-cash amortization) have been significantly reduced to an estimated $145,000 per quarter.

Similarly, Technology and Development expenses were higher due to various platform development non-cash amortization and the elimination of costly consultants and employees, which should reflect better cash flow in future quarters.

In curtailing the use of consultants and re-focusing our technology on core competencies, the Company has refined its product lines and introduced new, more advanced products to market.  The financial impact of these products will become prevalent in the next six months to one year term as agent adoption and utilization increases.

Other Income (Expenses)

Our other income increased 19% to $182,560 for the three months ended April 30, 2015, compared to $154,026 of other income for the three months ended April 30, 2014, an increase of $28,534. This increase was substantially due to a gain on change of fair value of derivatives of $354,268 and to a lesser extent an increase in foreign exchange gain of $35,142; this was offset by an increase of interest expense of $183,861 and to a lesser extent a decrease other income of $180,791.

Net Loss

We had a net loss of $1,094,184 for the three months ended April 30, 2015, compared to net loss of $869,745 for the three months ended April 30, 2014, an increase of $224,439. The increase in net loss from 2014 to 2015 was substantially due to the an increase in interest expense of $183,861, an increase of other expense of $180,791, an increase in consulting fees of $115,108, an increase in amortization of intangible assets of $102,720, an increase in technology and development of $32,413 offset by the decrease in the loss on change in the fair value of derivatives in the amount of $354,268. The combination of cost cutting without impacting the Company’s many product lines or its ability to produce and market new products, and the already experienced increase in revenues has strengthened the Company’s position. Pro forma cash flows (excluding amortization) is anticipated to produce profitability in the next fiscal quarter, a first for the Company in nearly a decade.

Results of Operations

Six months ended April 30, 2015 compared to six months ended April 30, 2014.

Revenues

Our total revenues increased 23% to $614,044 for the six months ended April 30, 2015, compared to $498,614 for the six months ended April 30, 2014, an increase of $115,430. The increase in sales is the reflection of additional revenue reported and collected from our Century 21 Corporate automated videos contract pursuant to which our technology automatically uploads videos to their website along with the additional income added from the current ERA Corporate pursuant to which our technology hosts and stores videos automatically and posts them to their corporate website. The company expects revenue to continue to increase due to new product introductions and full implementation of several enterprise level contracts.

Operating Expenses

Our operating expenses, which include cost of revenue, technology and development, salaries and benefits, selling and promotion and general and administrative expenses increased to $3,282,161 for the six months ended April 30, 2015, compared to $2,981,005 for the six months ended April 30, 2014, an increase of 10% or $301,156.

This increase was substantially due to an increase in technology and development of $197,764 and to a lesser extent: an increase in salaries and benefits of $130,345, an increase in investor relations of $97,119, an increase in the amortization of intangible assets of $267,492, an increase in rent of $37,994 and an increase in selling and promotions of $10,939; this was offset by a decrease in consulting fees of $270,689 and to a lesser extent a decrease in web hosting fees of $51,387, a decrease in travel and entertainment of $37,291, a decrease in miscellaneous expenses of $39,277 and a decrease in insurance of $30,193

The increases in technology and development are partially due to four months in the prior year where expenses were capitalized as opposed to expensed as products were being developed. Decreases in general and administrative are due to the value of the shares given to consultants as compared to the prior year.

The current financials reflect costs associated with varying legacy agreements that have been terminated.  Most importantly, the Company’s dependence on consultants has been curtailed, non-productive lines of business have been eliminated and technology expenses have been brought entirely in house.  General and Administrative expenses (excluding non-cash amortization) have been significantly reduced to an estimated $145,000 per quarter.

Similarly, Technology and Development expenses were higher due to various platform development non-cash amortization and the elimination of costly consultants and employees, which should reflect better cash flow in future quarters.

In curtailing the use of consultants and re-focusing our technology on core competencies, the Company has refined its product lines and introduced new, more advanced products to market.  The financial impact of these products will become prevalent in the next six months to one year term as agent adoption and utilization increases.

Other Income (Expenses)

Our other expense increased 157% to $91,139 of other expenses for the six months ended April 30, 2015, compared to $160,668 of other income for the six months ended April 30, 2014, an increase of $251,807. This increase was substantially due to the an increase in interest expense of $232,376 and to a lesser extent an increase in other expense of $180,791; this was offset by an increase in the gain on change in the fair value of derivatives of $87,858 and to a lesser extent an increase in gain on legal settlement of accounts payable of $36,259 and an increase in foreign exchange gain of $37,243.

Net Loss

We had a net loss of $2,759,256 for the six months ended April 30, 2015, compared to net loss of $2,321,723 for the six months ended April 30, 2014, an increase of 19% or $437,533. The increase in net loss from 2014 to 2015 was substantially due to the an increase in interest expense of $232,376, an increase in other expense of $180,791, an increase in technology and development of $197,764 and salaries and benefits of $130,345 and an increase in amortization intangible assets of $264,492; offset by the decrease in consulting fees of $270,689 and the decrease in the loss on change in the fair value of derivatives in the amount of $87,858.

The combination of cost cutting without impacting the Company’s many product lines or its ability to produce and market new products, and the already experienced increase in revenues has strengthened the Company’s position. Pro forma cash flows (excluding amortization) is anticipated to produce profitability in the next fiscal quarter, a first for the Company in nearly a decade.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At April 30, 2015, the Company had $117,642 cash on-hand, an increase of $97,756 from $20,066 at the end of fiscal 2014 and a working capital deficit of $2,181,067. The increase is primarily due to the increase of proceeds received from convertible promissory notes offset by the payment of operating expenses.

Net cash used in operating activities was $1,086,182 for the six months ended April 30, 2015, a decrease of $754,620 from $1,840,802 used during the six months ended April 30, 2014.

This cash used in operations mainly consisted of an increase in net loss offset by the recognition of a loss on conversion of NXOI Preferred Series shares and debt into common shares, amortization and depreciation, due from affiliates and a decrease in stock based compensation and consulting fees and a gain on change in fair value of derivative liabilities.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the six months ended April 30, 2015, we raised $1,315,000 from issuance of convertible promissory notes, short term advances and from the sale of common stock and warrants. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources will be sufficient to enable us to meet our planned operating needs for the next 12 months.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. We have recently incurred approximately $1.8 million of convertible debt which may limit our ability to raise additional funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of April 30, 2015 .

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended April 30, 2015 , included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended April 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the SEC on February 13, 2015.

Item 2.  Unregistered Sales of Equity Securities

Set forth below is information regarding securities sold by us during the three months ended April 30, 2015 that were not registered under the Securities Act:

•	issued 450,000 shares of its common stock along with 300,000 one year warrants with an exercise of $0.18 to $1.25 for cash proceeds of $45,000.

•	issued 1,100,000 shares of its common stock for the conversion of its Series B preferred shares valued at $55,000. The common stock was issued in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended, as the conversions were an exchange with existing holders exclusively and no commission or remuneration was paid or given in the conversion.

•	issued 1,202,000 shares of its common stock for a total value of $313,240 for consulting fees rendered.

•	issued 7,500 shares of its common stock valued at $675 to its employees as stock compensation.

•	issued 3,314,030 shares of its common stock valued at $729,087 upon the conversion request of the holders of convertible Series A preferred shares held in the former parent company Next 1 Interactive, Inc.

•	issued 2,000,000 shares of its common stock valued at $464,750 upon the conversion request of the holders of convertible Series B preferred shares held in the former parent company Next 1 Interactive, Inc.

•	issued 2,875,000 shares of its common stock valued at $332,750 upon the conversion request of the holders of convertible Series C preferred shares held in the former parent company Next 1 Interactive, Inc.

•	issued 2,169,917 shares of its common stock valued at $325,495 upon the conversion request of the holders of convertible Series C preferred shares held in the former parent company Next 1 Interactive, Inc.

•	issued 4,100,000 shares of its common stock valued at $392,000 upon the conversion request of the holders of convertible promissory notes held in the former parent company Next 1 Interactive, Inc.

•	issued 600,000 shares of its common stock valued at $60,000 upon the conversion request of the holders of convertible promissory notes held by the Company.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended April 30, 2015.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit Number	Description

4.1	Note Amendment between Next 1 and Mark A. Wilton, as countersigned by Realbiz Media Group, Inc., dated February 24, 2014*

4.2	Warrant issued by Realbiz Media Group, Inc. to Mark A. Wilton*

31.1	Certification of Chief Executive Officer**

31.2	Certification of Chief Financial Officer**

32.1	Certification of Chief Executive Officer**

32.2	Certification of Chief Financial Officer**

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

*	Incorporated by reference to the Form 8-K filed on February 27, 2014.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealBiz Media Group, Inc.

/s/ William Kerby
William Kerby
President and Chief Executive Officer
July 9, 2015

/s/ Thomas Grbelja
Thomas Grbelja
Chief Financial Officer July 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Kerby	Chairman and Chief Executive Officer	July 9, 2015
William Kerby	(Principal Executive Officer)

/s/ Thomas Grbelja	Chief Financial Officer	July 9, 2015
Thomas Grbelja	(Principal Financial and Principal Accounting Officer)

