Form 10-Q
period 2015-07-31
REALBIZ MEDIA GROUP, INC
filed 2015-09-21
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

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

As of September 21, 2015 there were 116,918,351 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2015	2014
	(Unaudited)

Assets
Current Assets
Cash	$262,100	$20,066
Accounts receivable, net of allowance for doubtful accounts	137,007	118,408
Prepaid expenses	3,300	3,300
Total current assets	402,407	141,774

Property and equipment, net	44,513	45,778
Website development costs and intangible assets, net	2,255,029	3,701,144
Due from affiliates	307,952	131,086
Total assets	$3,009,901	$4,019,782

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,477,646	$1,880,294
Deferred revenue	9,197	45,565
Derivative liabilities	949,885	305,220
Convertible notes payable, net of discount of $-0- and $-0-, respectively	-	60,000
Loans payable	170,000	170,000
Total current liabilities	2,606,728	2,461,079

Convertible notes payable - long term, net of discount of $963,372 and $147,395, respectively	707,028	2,605

Total liabilities	3,313,756	2,463,684

Stockholders' Equity
Series A convertible preferred stock, $.001 par value; 120,000,000 authorized shares, 50,570,726 and 66,801,653 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	50,571	66,802

Series B convertible preferred stock, $.001 par value; 1,000,000 authorized shares, 15,000 and -0- shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	15	-

Series C convertible preferred stock, $.001 par value; 1,000,000 authorized shares, -0- shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	-	-

Common stock, $.001 par value; 250,000,000 authorized, 113,977,503, and 84,980,282 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	113,977	84,980

Additional paid-in-capital	17,845,064	15,453,329
Subscription advances	-	130,000
Accumulated other comprehensive income	(60,626)	34,036
Accumulated deficit	(18,248,849)	(14,250,558)
Total RealBiz Media Group, Inc. stockholders' equity	(299,848)	1,518,589
Noncontrolling interest	(4,007)	37,509
Total stockholders' equity	(303,855)	1,556,098
Total liabilities and stockholders' equity	$3,009,901	$4,019,782

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2015	2014	2015	2014

Revenues
Real estate media revenue	$337,570	$274,712	$951,614	$773,326

Operating expenses
Cost of revenue (exclusive of amortization)	43,487	170,801	70,951	69,891
Technology and development	50,872	-	379,929	140,035
Salaries and benefits	155,958	333,479	780,673	827,849
Selling and promotions expense	25,167	13,337	241,854	219,085
Amortization	522,015	513,151	1,548,974	1,263,877
General and administrative	255,889	86,132	1,313,168	1,577,168
Total operating expenses	1,053,388	1,116,900	4,335,549	4,097,905

Operating loss	(715,818)	(842,188)	(3,383,935)	(3,324,579)

Other income (expense)
Interest expense	(181,043)	-	(414,733)	(1,314)
(Loss) on change on fair value of derivatives	(440,484)	-	(352,626)	-
Derivative liability expense	(55,489)	-	(55,489)	-
Loss on conversion of convertible debt into common stock	(49,497)	-	(49,497)	-
Gain on legal settlement of accounts payable	73,666	-	109,925	-
Foreign exchange gain (loss)	(21,536)	12,832	14,845	(2,875)
Other income (expense)	12,833	(1,156)	(5,114)	176,533
Total other income (expense)	(661,550)	11,676	(752,689)	172,344

Net loss	$(1,377,368)	$(830,512)	$(4,136,624)	$(3,152,235)

Net loss attributable to the noncontrolling interest	19,303	16,978	149,294	87,867

Net loss attributable to RealBiz Media Group, Inc.	$(1,358,065)	$(813,534)	$(3,987,330)	$(3,064,368)

Preferred Stock Dividend	(236,992)	(118,496)	(236,992)	(351,624)

Net loss attributable to common shareholders	$(1,595,057)	$(932,030)	$(4,224,322)	$(3,415,992)

Weighted average number of shares outstanding	107,852,668	69,163,833	100,360,642	61,036,665

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Other comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	(66,514)	(6,697)	(94,662)	60,491
Comprehensive income (loss)	$(1,661,571)	$(938,727)	$(4,318,984)	$(3,355,501)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net cash used in operating activities	$(1,272,758)	(2,287,482)

Cash flows from investing activities:
Purchase of computer equipment	(17,688)	(4,960)
Payments towards software developments costs	(102,858)	(16,260)
Payments towards website development costs	-	(563,037)
Net cash used in investing activities	(120,546)	(584,257)

Cash flows from financing activities:
Proceeds from loans payable	75,000	-
Proceeds from convertible promissory notes	1,610,000	-
Payments applied to loans payable	(75,000)	(21,214)
Proceeds from subscription advances		30,000
Proceeds from the sale of common stock and warrants	120,000	842,668
Proceeds from the exercise of outstanding warrants		666,520
Net cash provided by financing activities	1,730,000	1,517,974

Effect of exchange rate changes on cash	(94,662)	60,491

Net increase (decrease) in cash	242,034	(1,293,274)

Cash at beginning of period	20,066	1,304,374

Cash at end of period	$262,100	$11,100

Supplemental disclosure:
Cash paid for interest	$26,816	$1,314

The accompanying notes are an integral part of these consolidated financial statements.

	For the nine months ended
	July 31,
	2015	2014
Supplemental disclosure of non-cash investing and financing activity:
Settlement of prior year advances for subscriptions of common stock:
Value	$30,000	$13,500
Shares	100,000	27,000
Warrants	100,000	9,000

Monaker Group, Inc. Preferred Series A shares converted to common stock:
Value	$729,087	$-
Shares	3,314,030	-

Monaker Group, Inc. Preferred Series B shares converted to common stock:
Value	$485,000	$453,250
Shares	2,900,000	9,065,000

Monaker Group, Inc. Preferred Series C shares converted to common stock:
Value	$409,750	$-
Shares	3,645,000	-

Monaker Group, Inc. Preferred Series D shares converted to common stock:
Value	$407,995	$133,225
Shares	2,719,862	888,078

Monaker Group, Inc. promissory notes converted to common stock:
Value	$392,000	$80,000
Shares	4,100,000	1,600,000

Common stock issued for conversion of promissory notes:
Value	$169,000	$-
Shares	4,016,149	-

Common stock issued for accrued interest on convertible promissory notes:
Value	$73,583	$-
Shares	735,833	-

Common stock retired:
Value	$750	$-
Shares	750,000	-

Preferred stock dividends accrued:
Value	$-	$351,624

Warrants issued for Monaker Group, Inc. debt modifications
Value	$-	$4,809,308
Warrants	-	12,000,000

Retirement of Series A Preferred shares for the conversion of Monaker Group, Inc. Preferred shares and debt:
Value	$1,639,787	$-
Shares	16,230,927	-

Series B shares issued for settlement of prior year's proceeds and Monaker Group, Inc. debt:
Value of shares issued	$100,000	$-
Value of Monaker Group, Inc. debt settled	$30,000	$-
Shares	26,000	-

Conversion of Series B Preferred shares to common stock:
Value	$55,000	$-
Shares - Series B Preferred	11,000	-
Shares - Common	1,100,000	-
Warrants	1,100,000	-

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2015. The results of operations for the three and nine months ended July 31, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2015.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at July 31, 2015 and October 31, 2014.

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The allowance for doubtful accounts at July 31, 2015 and October 31, 2014, respectively is $-0-.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $18,953 and $12,217 for the nine months ended July 31, 2015 and 2014, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of July 31, 2015, the Company did not impair any long-lived assets.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product and is included in operating expenses in the accompanying statement of operations. For the nine months ended July 31, 2015 and 2014, the Company has capitalized $36,310 and $16,260, respectively, of costs associated with the development of a mobile app that has been placed into service on February 4, 2015.

Additionally, the Company has capitalized $66,548 of costs associated with the development of a suite of marketing applications that has been placed into service on April 30, 2015, These costs are being amortized over their remaining estimated economic life and the Company incurred amortization expense related to software development costs of $6,910 and $-0- for the nine months ended July 31, 2015 and 2014, respectively.

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount that the book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the nine months ended July 31, 2015 and 2014.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense related to website development costs and other intangible assets, in the aggregate, of $1,548,974 and $1,263,877 for the nine months ended July 31, 2015 and 2014, respectively.

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

Cost of Revenues

Cost of revenues includes costs attributable to services sold and delivered. These costs include such items as credit card fees, sales commission to business partners, expenses related to our participation in industry conferences, and public relations expenses and are included in Operating expenses section in the Consolidated Statement of Operations and Comprehensive Loss.

Technology and Development

Costs to research and develop our products are expensed as incurred. These costs consist primarily of technology and development related expenses including third party contractor fees and technology software services.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the nine months ended July 31, 2015 and 2014 was $0 and $58,990, respectively.

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

Foreign Currency and Other Comprehensive Income (Loss)

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term intercompany transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gain and (loss) of $14,845 and ($2,875), respectively for nine months ended July 31, 2015 and 2014. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended July 31, 2015 and 2014, the Company recorded an unrealized loss on currency translation adjustment of $94,662 and a gain of $60,491, respectively.

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

July 31, 2015
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

During the current fiscal quarter the Company discovered that it has not been properly reporting a non-controlling interest in certain subsidiaries. The effect of this was that the consolidated balance sheet at October 31, 2014 did not include a caption in the stockholders’ equity section for non-controlling interest for $37,509 and a caption for “Total RealBiz Media Group, Inc. stockholders’ equity” of $1,518,589, with Total Stockholders’ Equity remaining unchanged at $1,556,098.

Also, additional paid in capital was overstated by $1,157,583 and accumulated other comprehensive income was overstated by $6,006 offset by accumulated deficit being overstated by $1,126,080 and noncontrolling interest being understated by $37,509. Net loss attributable to common stockholders was overstated by $16,978 and $87,867 for the three and nine months ended July 31, 2014 offset by net loss attributable to non-controlling interest being understated by those amounts. This was corrected in this filing. The Company evaluated SEC Staff Accounting Bulletin #108, and applied a dual method to evaluate if the adjustment was material. Under the dual method, both a “rollover” method and an “iron curtain” method were applied. In both methods, the adjustment was not material to the comparative three and nine month period ended July 31, 2014 and the year ended October 31, 2014. As a result, the following reclassification was made for the year ended October 31, 2014 and the three and nine months ended July 31, 2014:

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications (continued)

Additional paid in capital		Additional paid in capital
Originally Reported at October 31, 2014	Adjustment	Adjusted at October 31, 2014

$16,610,912	($1,157,583)	$15,453,329

Accumulated other comprehensive income		Accumulated other comprehensive income
Originally Reported at October 31, 2014	Adjustment	Adjusted at October 31, 2014

$40,042	($6,006)	$34,036

Accumulated Deficit as		Accumulated Deficit as
Originally Reported at October 31, 2014	Adjustment	Adjusted at October 31, 2014

($15,376,638)	$1,126,080	($14,250,558)

Noncontrolling interest		Noncontrolling interest
Originally Reported at October 31, 2014	Adjustment	Adjusted at October 31, 2014

$-0-	$37,509	$37,509

Net loss attributable to common stockholders		Net loss attributable to common stockholders
Originally Reported for the nine months ended July 31, 2014	Adjustment	Adjusted for the nine months ended July 31, 2014

($3,503,859)	($87,867)	$3,415,992

Net loss attributable to common stockholders		Net loss attributable to common stockholders
Originally Reported for the three months ended July 31, 2014	Adjustment	Adjusted for the three months ended July 31, 2014

($949,008)	($16,978)	($932,030)

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

The Company has incurred a net loss attributable to common shareholders of $4,224,322 and had net cash used in operations of $1,272,758 for the nine months ended July 31, 2015. At July 31, 2015, the Company had a working capital deficit of $2,204,321 and an accumulated deficit of $18,248,849. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months, the Company may consider plans to raise additional funds through the issuance of additional shares of common or preferred stock and/or through the issuance of debt instruments. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

Note 4: Property and Equipment

At July 31, 2015, the Company's property and equipment are as follows:

	July 31, 2015
	Total
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Carrying Value

Computer equipment - office	3	$40,569	18,298	$22,271
Computer equipment - Nestbuilder website	3	42,149	19,907	22,242
		$82,718	$38,205	$44,513

During the nine months July 31, 2015, the Company purchased $17,688 of computer equipment of which it placed in service. Computer equipment is depreciated using the straight line method of its estimated useful life of three years. Depreciation expense related to the computer equipment was $18,953 and $12,217 for the nine months ended July 31, 2015 and 2014, respectively. There was no property and equipment impairment recorded for the nine months ended July 31, 2015 and 2014.

NOTE 5: INTANGIBLE ASSETS

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	July 31, 2015
	Remaining
	Useful Life (Years)	Cost	Accumulated Amortization	Net Carrying Value

Sales/Marketing agreement	0.7	$4,796,178	3,787,707	1,008,471
Website development costs	1.6	1,527,307	676,655	850,652
Web platform/customer relationships - ReachFactor acquisition	1.7	600,000	337,479	262,521
Software development costs	2.5	155,049	21,664	133,385
		$7,087,534	$4,823,505	$2,255,029

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5: INTANGIBLE ASSETS (continued)

For the nine months ended July 31, 2015, the Company has capitalized $66,548 of costs associated with the development of a mobile app that has been placed into service on February 4, 2015. Additionally, the Company has capitalized $36,310 of costs associated with the development of a suite of marketing applications that has been placed into service on July 31, 2015, These costs are being amortized over their remaining estimated economic life, estimated to be 3 years, with the Company incurring amortization expense related to software development costs of $403,483 and $-0- for the nine months ended July 31, 2015 and 2014, respectively. This amortization is included in technology and development expenses and general and administrative expenses in the accompanying statement of operations

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $1,145,494 and $1,263,877 for nine months ended July 31, 2015 and 2014, respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At July 31, 2015, the Company’s accounts payable and accrued expenses are as follows:

July 31, 2015
Trade payables and accruals	$308,754
Accrued preferred stock dividends	915,447
Accrued payroll and commissions	5,000
Other liabilities	248,445
Total accounts payable and accrued expenses	$1,477,646

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses to/from its former parent company, Monaker Group, Inc. As of July 31, 2015, the Company is due $307,952 as a result of such transactions.

NOTE 8: CONVERTIBLE NOTES PAYABLE

During the nine months ended July 31, 2015, the Company:

●

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

●

The Company evaluated the conversion feature of the promissory notes and determined the market value of the Company's common stock exceeded the conversion price as stated in each of the convertible promissory notes at date of issuance. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $775,780 was recognized. The discount is being amortized over the terms of the convertible promissory notes using the straight-line method, which approximated the effective interest method. During the nine months ending July 31, 2015, $147,988 of the debt discount has been amortized and recorded as interest expense.

●	Stated interest charged to operations relating to these notes for the nine months ended July 31, 2015 and 2014 amounted to $167,480 and $-0-, respectively. For the nine months ending July 31, 2015, the Company converted $-0-, of these issued convertible promissory notes, in principal and issued -0- shares of its common stock and the remaining convertible promissory notes principal balance is $1,130,000 and the remaining unamortized discount balance was $664,897.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: CONVERTIBLE NOTES PAYABLE (continued)

On October 20, 2014, the Company issued a two (2) year, 7.5% convertible promissory note maturing on October 19, 2016 with a non-related third party investor valued at $150,000 and received $95,000 in cash proceeds net of $55,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued 300,000 warrants to the holder with a two-year life and a fair value of approximately $14,760 to purchase shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.05 per share included as part of the debt discount. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.37%, dividend yield of -0-%, volatility factor of 359.58% and an expected life of 2 years. The value of these warrants was charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means the lower of the fixed conversion price of $0.05 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the lowest of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending on and including the trading day immediately preceding the conversion date.

●

Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The fair value of embedded conversion option liability at July 31, 2015 was valued using the Black-Scholes model, resulting in a fair value of $58,030, previously valued at $217,362 resulting in a gain in the change in the fair value of derivatives totaling $159,332 for the three months ending July 31, 2015. The assumptions used in the Black-Scholes pricing model at July 31, 2015 are as follows: (1) dividend yield of 0%; (2) expected volatility of 225.75%, (3) risk-free interest rate of 0.67%, and (4) expected life of 1.22 years. During the nine months ending July 31, 2015, $55,965 of the debt discount has been amortized and recorded as interest expense. Stated interest charged to operations relating to this note for the nine months ended July 31, 2015 and 2014 amounted to $8,218 and $-0-, respectively. As of July 31, 2015, the remaining principal balance is $40,400 and the remaining un-amortized discount balance was $24,425.

●

On June 16, 2015, the Company issued a two (2) year, 7.5% unsecured convertible note maturing on June 16, 2017 with a non-related third party investor valued at $500,000 and received $480,000 in cash proceeds net of $20,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued a warrant to the holder with a two year life and a fair value of approximately $17,500 to purchase 675,000 shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.05 per share included as part of the debt discount. The Note and the Warrant were issued pursuant to the terms of a Securities Purchase Agreement, dated May 12, 2015, entered into by the Company and the Investor. The issuance of the Note and Warrant were contingent upon a registration statement being declared effective by the Securities and Exchange Commission, which occurred on June 12, 2015. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.71%, dividend yield of -0-%, volatility factor of 214.49% based on historical movements in our stock price, and an expected life of 2.0 years. The value of these warrants was charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or after the issuance date, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means the lower of the fixed conversion price of $0.05 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the average of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending on and including the trading day immediately preceding the conversion date. The conversion price will be subject to adjustment upon the happening of certain events, including the issuance of securities at a price lower than the fixed conversion price. If the Company fails to timely issue shares of Common Stock after receipt of a conversion notice, it will be obligated to pay to the holder 1% of the product of the number of shares of Common Stock not timely issued and the closing sale price of the Common Stock on the trading day preceding the last possible date which we could have issued the shares of Common Stock to the holder. In addition, the Company will also be required to pay the buy-in price under certain circumstances. The holder is not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of Common Stock. The Note can be prepaid by the Company at any time after the issuance date at a prepayment penalty of 125% of the balance outstanding, including interest thereon. The Note contains certain covenants, including certain restrictions on incurrence of indebtedness, liens, cash dividend payments, transfer of assets, until such time as the note is converted, redeemed or paid in full.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: CONVERTIBLE NOTES PAYABLE (continued)

●

Additionally, the Company accounted for the embedded conversion option liability in accordance with ASC 815 as well as related interpretation of this standard. The Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The initial fair value of the embedded conversion option liability associated with the funds received on June 16, 2015, was valued using the Black-Scholes model, resulting in an initial fair value of $292,039 and recorded as a current liability. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 214.49%, (3) risk-free interest rate of 0.71%, and (4) expected life of 2.00 years.

●

The fair value of embedded conversion option liability at July 31, 2015 was valued using the Black-Scholes model, resulting in a fair value of $150,955, resulting in a gain in the change in the fair value of derivatives totaling $137,707 for the three months ending July 31, 2015. The assumptions used in the Black-Scholes pricing model at July 31, 2015 are as follows: (1) dividend yield of 0%; (2) expected volatility of 225.75%, (3) risk-free interest rate of 0.67%, and (4) expected life of 1.87 years. During the nine months ending July 31, 2015, $16,875 of the debt discount has been amortized and recorded as interest expense. Stated interest charged to operations relating to this note for the nine months ended July 31, 2015 and 2014 amounted to $4,623 and $-0-, respectively. As of July 31, 2015, the remaining principal balance is $500,000 and the remaining un-amortized discount balance was $274,505.

NOTE 9: LOANS PAYABLE

The principal balance to a non-related party was $170,000, with an interest rate of zero, as of July 31, 2015.

During the nine months ending July 31, 2015, the Company received $75,000 in proceeds from a related party and issued a 6% promissory note due and payable on or before April 30, 2015 and repaid loan in full during the three months ended July 31, 2015.

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

Common Stock

During the nine months ended July 31, 2015, the Company:

●	issued 1,266,667 shares of its common stock along with 1,050,000 one year warrants with an exercise of $0.18 to $1.25 for cash proceeds of $120,000.

●

issued 1,100,000 shares of its common stock for conversion of 11,000 shares of the Company's Series B Preferred Shares valued at $55,000. These common shares were valued at the carrying value of the Series B Preferred shares.

●

issued 3,673,350 shares of its common stock for a total value of $581,925 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	issued 34,000 shares of its common stock valued at $3,855 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●

issued 3,314,030 shares of its common stock valued at $729,087 upon the conversion of the holders of Monaker Dual Convertible Series A Preferred shares held in our former parent company Monaker Group, Inc. These common shares were valued based on the closing price on the date the shares were issued.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

●

issued 2,900,000 shares of its common stock valued at $485,000 upon the conversion of the holders of Monaker Dual Convertible Series B Preferred shares held in our former parent company Monaker Group, Inc. These common shares were valued based on the closing price on the date the shares were issued.

●

issued 4,181,000 shares of its common stock valued at $440,110 upon the conversion of the holders of Monaker Dual Convertible Series C Preferred shares held in our former parent company Monaker Group, Inc. These common shares were valued based on the closing price on the date the shares were issued.

●

issued 2,753,192 shares of its common stock valued at $409,662 upon the conversion of the holders of Monaker Dual Convertible Series D preferred shares held in its former parent company Monaker Group, Inc. These common shares were valued based on the closing price on the date the shares were issued.

●

issued 4,100,000 shares of its common stock valued at $392,000 upon the conversion of the holders of Monaker debt held in our former parent company Monaker Group, Inc. These common shares were valued based on the closing price on the date the shares were issued.

●

issued 738,833 shares of its common stock valued at $73,883, based on a per share price of $0.10, as payment for accrued interest on convertible promissory notes as requested by the note holders according to contractual terms.

●	issued 600,000 shares of its common stock upon conversion of $60,000 of principal of the Company's convertible promissory notes according to contractual terms.

●	issued 100,000 shares of its common stock along with 100,000 one year warrants with an exercise price of $0.50 as settlement of prior year cash advances from third party investors of $30,000.

●	issued 418,500 shares of common stock valued at $41,850 as payment for accrued interest on convertible promissory notes as requested by the note holders according to contractual terms.

●

evaluated the conversion feature of certain convertible promissory notes and determined the Company’s common stock exceeded the conversion price as stated in each of the convertible promissory notes representing a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $775,780 was recognized as part of additional paid in capital.

●

issued 3,416,149 shares of its common stock valued at $159,097, based on a per share price of $0.0466, upon the conversion of certain convertible promissory notes as requested by the note holder in accordance with contractual terms.

●	issued 1,570,000 common shares valued at $83,210, based on a per share price of $0.053, to a former employee as full settlement of deferred compensation and accrued vacation owed to him.

●	received 750,000 shares of its common stock originally held in escrow for Suresh Srinivasan, former Chief Operating Officer. These shares were retired at par valued at $750.

●	issued 600,000 shares of its common stock upon conversion of $18,600 of principal of the Company's convertible promissory notes according to contractual terms.

●

On June 18, 2015, the Company entered into a Share Exchange Agreements pursuant to which we agreed to exchange (i) 3,115,000 shares of the Company’s common stock for 90 shares of RealBiz Holdings, Inc. and (ii) 885,000 shares of the Company’s common stock for 25.5 shares of RealBiz Holdings, Inc.   The Company has not yet issued the 4,000,000 shares of common stock pursuant to these agreements.

●

On July 24, 2015, the Company adopted its 2015 Stock Incentive Plan (the “Plan”).  The total number of shares available under for grant of either stock options or other compensation stock under the Plan is 33,520,000 shares, subject to adjustment.  At July 31, 2015, no shares or options have been issued under the Plan.

Common Stock Warrants

At July 31, 2015, there were 4,875,000 warrants outstanding with a weighted average exercise price of $0.13 and weighted average life of .91 years. During the nine months ended July 31, 2015, the Company granted 4,575,000 warrants and 15,078,858 expired.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Convertible Preferred Stock Series A

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31st, 2014 Board of Directors approval to increase the authorized Preferred Stock Series A shares from 100,000,000 shares to 120,000,000 shares. As of July 31, 2015, the Company had 50,570,726 shares of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value of a $1.00 per share by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share. Each holder of Series A stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

Accrued and declared preferred stock dividends on the outstanding preferred shares as of July 31, 2015 totaled $915,447 and are included in accounts payable and accrued expenses in the accompanying balance sheet. These preferred stock dividends were declared on December 28, 2014, to holders of record on August 31, 2014. Additional preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of July 31, 2015 were $239,644.

During the nine months ended July 31, 2015, the Company retired 16,230,927 Preferred Series A shares, at the cost of $1,639,787 based upon the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of RealBiz common shares issued for conversion from Monaker Group, Inc. preferred stock and convertible promissory notes.

Convertible Preferred Stock Series B

On July 31, 2014, the Company's Board of Directors approved the creation of a new Series B Preferred stock and on October 14, 2014 a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company's common stock at $0.05 per share. As of July 31, 2015, the Company had 15,000 shares of Convertible Preferred Stock Series B issued and outstanding. The Series B Preferred stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series B Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series B stock by issuing shares of common stock to the holders of Series B stock on a uniform and prorated basis. Each share of Series B Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series B Stock is equal to $0.05 per share. Each holder of Series B stock shall be entitled to the number of votes equal to two hundred (200) votes for each shares of Series B stock held by them.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series B stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Stock or to the Common Stock, an amount for each share of Series B Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series B Liquidation Amount"). Preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of July 31, 2015 were $7,610.

During the nine months ended July 31, 2015, the Company:

●

issued 26,000 shares of its Series B Preferred stock along with 1,250,000 five (5) year Monaker Group, Inc. common stock warrants with exercise prices from $0.01 to $0.05 valued at $130,000, based upon subscription agreements. $100,000 was in settlement of prior year cash advances to purchase shares by third party investors and the balance of $30,000 was applied to Monaker Group, Inc. debt obligation.

●	converted 11,000 shares of Series B Preferred stock into 1,100,000 shares of common stock valued at $55,000.

Convertible Preferred Stock Series C

On May 5, 2015, the Company's Board of Directors approved the creation of a new Series C Preferred stock and on May 5, 2015, a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company's common stock at $0.05 per share. As of July 31, 2015, the Company had -0- shares of Convertible Preferred Stock Series C issued and outstanding. The Series C Preferred stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series C stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series C stock by issuing shares of common stock to the holders of Series C stock on a uniform and prorated basis. Each share of Series C stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series C stock is equal to $0.05 per share. Each holder of Series C stock shall be entitled to the number of votes equal to one hundred (100) votes for each shares of Common Stock into which the Series C Stock could be converted into.

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series C stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series C stock or to the Common Stock, an amount for each share of Series C Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series C Liquidation Amount"). Preferred stock dividends have not accrued or been declared since there were no outstanding Series C preferred shares as of July 31, 2015.

NOTE 11: RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2015, the Company paid $6,800 in rent for office space on behalf of an officer of the Company, for Company use. This rental arrangement terminated at the end of June 2015.

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

Fair Value Measurements at July 31, 2015 is summarized below:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liabilities	$-0-	$-	$949,885	$949,885

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following subsequent events and analyzing the transactions for proper accounting treatment:

●

issued 180,000 shares of common stock for a total value of $9,000 in connection with a consulting agreement. The value of the common stock issued was based on the fair value of the stock based on the quoted market price at the date of issuance.

●	Issued 2,500,000 shares of its common stock valued at $58,250 upon the conversion of certain convertible promissory notes as requested by the note holder in accordance with contractual terms.

●	Issued 415,500 shares of its common stock as an interest option on convertible promissory notes.

●	Converted 15,000 shares of Preferred stock from Series B to Series C.

●	Issued 20,000 Series C Preferred stock to a company controlled by its chairman for the conversion of $100,000 of debt owed by the company.

●	On August 18, 2015, the Company issued 360,000 shares of common stock to third-party consultants in consideration of services rendered. The market value of these shares was approximately $18,000 on the date of issuance.

●	In August 2015, William Kirby stepped down as Chief Executive Officer and was replaced by Alex Aliksanyan. Mr. Aliksanyan previously held the position of Chief Operating Officer.

●	On September 4, 2015 the Company entered into an agreement with a company controlled by its chairman to purchase $50,000 of the common stock of the company at a price of $0.05 per share.

●	On September 4, 2015 the Company entered into a loan agreement with a company controlled by its chairman to borrow $50,000 at zero interest rate due and payable on February 28, 2016.

●	On September 14, 2015 the Company entered into an agreement with a company controlled by its chairman to purchase $100,000 of the common stock of the Company at a price of $0.063 per share.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13: SUBSEQUENT EVENTS, (continued)

●

On August 17, 2015, the Company filed a Complaint in the Superior Court of the State of California, in San Diego County, California, against a group of minority shareholders. The Complaint alleges that the Defendants misappropriated the proprietary and confidential trade secrets of the Company in setting up rival businesses that utilized the Company’s proprietary technology and solicited the Company’s current customers. The Complaint further alleges that the minority shareholders breached their fiduciary duties and duty of confidence to the Company both during and after their employment with the Company. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) punitive and exemplary damages in an amount sufficient to punish and deter such conduct; and (iii) a temporary restraining order and preliminary and permanent injunctions enjoining and retraining the Defendants from using or otherwise disclosing or distributing the Company’s property or trade secrets. The outcome of this matter has not been determined.

●

On September 1, 2015, the Company entered into an agreement with the holders of our Series A Preferred Stock under which they agreed to waive and cancel any further dividends owing on the Series A Preferred from and after May 1, 2015 in exchange for the Company’s agreement to pay all accrued dividends through April 30, 2015 in shares of our common stock on or before September 30, 2015. These shares have not yet been issued.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2015 are those that depend most heavily on these judgments and estimates. As of July 31, 2015, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended July 31, 2015 compared to three months ended July 31, 2014.

Revenues

Our total revenues increased 23% to $337,570 for the three months ended July 31, 2015, compared to $274,712 for the three months ended July 31, 2014, an increase of $62,858. The increase in sales is the reflection of additional revenue reported and collected from our Century 21 Corporate automated videos contract pursuant to which our technology automatically uploads videos to their website along with the additional income added from the current ERA Corporate pursuant to which our technology hosts and stores videos automatically and posts them to their corporate website and increases in revenue generated by Power Agent and Reach Factor applications.

Operating Expenses

Our operating expenses, which include cost of revenue, technology and development, salaries and benefits, selling and promotion, amortization and general and administrative expenses decreased 6% to $1,053,388 for the three months ended July 31, 2015, compared to $1,116,900 for the three months ended July 31, 2014, a decrease of $63,512.

This decrease was substantially due to a decrease in cost of revenue of $127,314 and a decrease in salaries and benefits of $177,521 primarily due to staff reductions, partially offset by increases in amortization of intangibles of $8,864, general and administrative costs of $169,757, and technology and development of $50,872.

Other Income (Expenses)

Our other expense increased to $661,550 for the three months ended July 31, 2015, compared to $11,676 of other income for the three months ended July 31, 2014, an increase in net other expense of $673,226. This increase in other expense was substantially due to interest paid on Notes that did not exist in the prior year, loss on change of fair value of derivatives, derivative liability expense, losses on conversion of convertible debit to common stock partially offset by a gain on forgiveness of debt.

Net Loss

We had a net loss of $1,377,368 for the three months ended July 31, 2015, compared to net loss of $830,512 for the three months ended July 31, 2014, for an increase of $546,856. The increase in net loss from 2014 to 2015 was substantially due to the an increase in interest expense of $181,043, loss on the change of fair values of derivatives of $440,840, derivative liability expense of $55,489, loss on conversion of convertible debt to common stock in the amount of $49,497, and foreign exchange losses of $21,536 partially offset by decrease in operating loss of $126,370 and a gain on forgiveness of debt of 73,666.

Results of Operations

Nine months ended July 31, 2015 compared to nine months ended July 31, 2014.

Revenues

Our total revenues increased 23% to $951,614 for the nine months ended July 31, 2015, compared to $773,326 for the nine months ended July 31, 2014, an increase of $178,288. The increase in sales is the reflection of additional revenue reported and collected from our Century 21 Corporate automated videos contract pursuant to which our technology automatically uploads videos to their website along with the additional income added from the current ERA Corporate pursuant to which our technology hosts and stores videos automatically and posts them to their corporate website and increases in revenue generated by Power Agent and Reach Factor applications.

Operating Expenses

Our operating expenses, which include cost of revenue, technology and development, salaries and benefits, selling and promotion, amortization and general and administrative expenses increased to $4,335,549 for the nine months ended July 31, 2015, compared to $4,097,905 for the nine months ended July 31, 2014, an increase of 6% or $237,644.

This increase was substantially due to an increase in amortization of $285,097 mainly due to a full year of Reach Factor amortization compared to 2014 and web development expenses of $379,929 for NestBuilder and ezflix applications that were capitalized in 2014 and selling expenses. These were partially offset by savings from reductions in general and administrative cost of $264,000, costs of revenue of $138,975 and salaries and benefits of $47,176 due to a concentrated effort to reduce overhead.

Other Income (Expenses)

Our other expense increased to $752,689 for the nine months ended July 31, 2015, compared to $172,344 of other income for the nine months ended July 31, 2014, an increase in net other expenses of $925,033. This increase in other expense was substantially due to interest paid on Notes that did not exist the in prior year, loss on the change in fair values of derivatives, derivative liability expense, loss on the conversion of convertible debt into common stock, partially offset by a gain on forgiveness of debt and foreign currency gains.

Net Loss

We had a net loss of $4,136,624 for the nine months ended July 31, 2015, compared to net loss of $3,152,235 for the nine months ended July 31, 2014, an increase of 31% or $984,386. The increase in net loss from 2014 to 2015 was substantially due to an increase in interest expense of $413,419, loss on change of fair value of derivatives of $352,626, derivative liability expense of $55,489, loss on conversion of convertible securities into common stock of $49,497 and operating loss increase of $59,356 partially offset by a gain on forgiveness of debt of $109,925 and foreign exchange gains of $14,845.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need to evaluate the acquisition additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At July 31, 2015, the Company had $262,100 cash on-hand, an increase of $242,034 from $20,066 at the end of fiscal 2014 and a working capital deficit of $2,204,321. The increase is primarily due to the increase of proceeds received from convertible promissory notes offset by the payment of operating expenses.

In summary, our cash flows are as follows:

	Nine Months Ended July 31,
	2015	2014
Net cash used in operating activities	$(1,272,758)	$(2,287,482)

Net cash used in investing activities	(120,546)	(584,257)

Net cash provided by financing activities	1,730,000	1,517,974

Effect of exchange rate on changes in cash	(94,662)	(60,491)

Net increase (decrease) in cash	$242,034	$(1,293,274)

Net cash used in operating activities was $1,272,758 for the nine months ended July 31, 2015, a decrease of $919,724 from $2,287,482 used during the nine months ended July 31, 2014.

The cash used in operations mainly consisted of a net loss attributable to RealBiz Media Group, Inc. of $3,987,330 offset by non-cash items totaling $2,296,599, including items such as depreciation of $18,953, amortization expense of $1,548,973, loss on change in the fair value of derivative liability of $352,626, shares issued for services rendered of $581,914, and share-based compensation of $3,855. Additionally, during the nine month period ending July 31, 2015 we had an increase in operating assets and liabilities totaling $417,973.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the nine months ended July 31, 2015, we raised $1,730,000 from issuance of convertible promissory notes, short term advances and from the sale of common stock and warrants. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources will be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of July 31, 2015.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended July 31, 2015, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended July 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 17, 2015, the Company filed a Complaint in the Superior Court of the State of California, in San Diego County, California, against Steven Marques, Sherry Marques, Ken Marques, Sean Herschmiller, Amozaio LLC, a Nevada limited liability company, Mike O’Donnell, Bobbie Ayers, Showoff.com, Inc., a Delaware corporation, Philip Bliss, Tom Klawsuc, and Perceptible Inc., a Canadian corporation (“Defendants”).  The Complaint alleges that the Defendants misappropriated the proprietary and confidential trade secrets of the Company in setting up rival businesses that utilized the Company’s proprietary technology and solicited the Company’s current customers.  The Complaint further alleges that Steven Marques and Sean Herschmiller breached their fiduciary duties and duty of confidence to the Company both during and after their employment with the Company.  The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) punitive and exemplary damages in an amount sufficient to punish and deter such conduct; and (iii) a temporary restraining order and preliminary and permanent injunctions enjoining and retraining the Defendants from using or otherwise disclosing or distributing the Company’s property or trade secrets.  Steven Marques, Sherry Marques, Ken Marques, Sean Herschmiller, Philip Bliss, and Tom Klawsuc are former employees or consultants of the Company.  Amozaio LLC, Showoff.com, Inc., and Perceptible Inc., all of which are entities controlled by various individual defendants, are the main vehicles through which the Defendants are misappropriating the Company’s proprietary trade secrets, technology, and customer lists.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the SEC on February 13, 2015.

Item 2.  Unregistered Sales of Equity Securities

Set forth below is information regarding securities sold by us during the three months ended July 31, 2015 that were not registered under the Securities Act:

1.	See our Current Report dated June 16, 2015 and filed with the Securities and Exchange Commission on June 19, 2015.

2.	See our Current Report dated June 19, 2015 and filed with the Securities and Exchange Commission on June 25, 2015.

3.

On May 8, 2015, we issued 100,000 shares of our common stock to a third party consultant in consideration of services rendered. The market value of these shares was approximately $9,500 on the date of issuance. We did not receive any proceeds for the issuance of these shares. The recipient of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

4.

On May 20, 2015, we issued 500,000 shares of our common stock to a third party consultant in consideration of services rendered. The market value of these shares was approximately $40,000 on the date of issuance. We did not receive any proceeds for the issuance of these shares. The recipient of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

5.

On June 1, 2015, we issued 500,000 shares of our common stock to a third party consultant in consideration of services rendered. The market value of these shares was approximately $35,000 on the date of issuance. We did not receive any proceeds for the issuance of these shares. The recipient of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

6.

On June 11, 2015, we issued 100,000 shares of our common stock to a third party consultant in consideration of services rendered. The market value of these shares was approximately $5,000 on the date of issuance. We did not receive any proceeds for the issuance of these shares. The recipient of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

7.	On June 18, 2015, we entered into a Share Exchange Agreements pursuant to which we agreed to exchange (i) 3,115,000 shares of our common stock for 90 shares of RealBiz Holdings, Inc. and (ii) 885,000 shares of our common stock for 25.5 shares of RealBiz Holdings, Inc. We have not yet issued the 4,000,000 shares of common stock pursuant to these agreements. We are relying on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for these issuances.

8.

On June 23, 2015, we issued 1,570,000 shares of our common stock valued at $83,210 to a former employee as full settlement of deferred compensation and accrued vacation owed to him. We did not receive any proceeds for the issuance of these shares. The recipient of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

9.

During the three months ended July 31, 2015, we issued 536,000 shares of our common stock valued at $30,360 upon the conversion request of the holders of convertible Series C preferred shares held in the former parent company Monaker Group, Inc. We did not receive any proceeds for the issuance of these shares. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

10.

During the three months ended July 31, 2015, we issued 33,330 shares of our common stock valued at $1,667.00 upon the conversion request of the holders of convertible Series D preferred shares held in the former parent company Monaker Group, Inc. We did not receive any proceeds for the issuance of these shares. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

11.

During the three months ended July 31, 2015, we issued 418,500 shares of our common stock valued at $41,850 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms. We did not receive any proceeds for the issuance of these shares. The recipients of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D promulgated thereunder.

12.

During the three months ended July 31, 2015, we issued 3,416,149 shares of our common stock upon conversion of convertible promissory notes as requested by the note holder in accordance with contractual terms. The aggregate principal and interest amount of the notes that were converted was $159,097. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

13.

On August 5, 2015, we issued 180,000 shares of our common stock to a third party consultant in consideration of services rendered. The market value of these shares was approximately $9,000 on the date of issuance. We did not receive any proceeds for the issuance of these shares. The recipient of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

14.

In August 2015, we issued 20,000 shares of common stock to our former Chairman in consideration of cancellation of $100,000 of debt owed to him. We did not receive any proceeds for the issuance of these shares The recipients of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

15.

Since August 1, 2015, we have issued 415,500 shares of our common stock at $41,550 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms. We did not receive any proceeds for the issuance of these shares. The recipients of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D promulgated thereunder.

16.

Since August 1, 2015, we have issued 2,500,000 shares of our common stock upon conversion of convertible promissory notes as requested by the note holder in accordance with contractual terms. The aggregate principal and interest amount of the notes that were converted was $40,400. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

17.

On September 4, 2015, we entered into an agreement with a company controlled by our current Chairman to purchase $50,000 of common stock at a price of $0.05 per share. These shares have not yet been issued. We are relying on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for this issuance.

18.

On September 4, 2015, we entered into a loan agreement with a company controlled by our current Chairman to borrow $50,000 at zero interest rate due and payable on February 28, 2016. We are relying on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for this issuance.

19.

On September 14, 2015, we entered into an agreement with a company controlled by our current Chairman to purchase $100,000 of common stock at a price of $0.063 per share. These shares have not yet been issued. We are relying on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for this issuance.determined.

20.	See Item 5 below.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended July 31, 2015.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

On September 1. 2015, we entered into an agreement with the holders of our Series A Preferred Stock under which they agreed to waive and cancel any further dividends owing on the Series A Preferred from and after May 1, 2015 in exchange for our agreement to pay all accrued dividends through April 30, 2015 in shares of our common stock on or before September 30, 2015. These shares have not yet been issued. We will rely on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for these issuances.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Certification of Chief Executive Officer **

32.2	Certification of Chief Financial Officer **

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealBiz Media Group, Inc.

/s/ Alex Aliksanyan
Alex Aliksanyan
President and Chief Executive Officer
September 21, 2015
/s/ Thomas Grbelja
Tom Grbelja
Chief Financial Officer September 21, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Aliksanyan	Chairman and Chief Executive Officer	September 21, 2015
Alex Aliksanyan	(Principal Executive Officer)

/s/ Thomas Grbelja	Chief Financial Officer	September 21, 2015
Thomas Grbelja	(Principal Financial Officer)