Form 10-K
period 2015-10-31
REALBIZ MEDIA GROUP, INC
filed 2016-02-18
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________

Commission File Number 001-34106

REALBIZ MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

201 W. Passaic Street, Suite 301
Rochelle Park, NJ	07662
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 732-5249

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

☐ Yes    ☒ No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates was approximately $8,359,876 as of April 30, 2015 when the last reported sales price was $0.091 per share.

As of February 16, 2016, 149,994,879 shares of common stock were outstanding.

Documents Incorporated by Reference:

None.

Realbiz Media Group, Inc.

Form 10-K

PART I

ITEM 1. BUSINESS

RealBiz Media Group, Inc., including all its subsidiaries, are collectively referred to herein as “RealBiz,” “RBIZ”, “the Company,” “us,” or “we”.

Overview

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

Products and Services:

We currently offer the following products and services:

Enterprise Video Production: We service some of the largest and well known franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisor’s websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012-2014 and will be eclipsing that production in 2016. This core area significantly contributes to our growth not only in this core service but continues to allow us access to national databases and directly agents and brokers to allow us access to upgrades and upsell other core products and services. We currently have the ability to produce over 15,000 videos per day and have exclusive agreements with key players such as Century21 Scheetz and ERA systems.

Nestbuilder Agent 2.0 (formerly PowerAgent): Nestbuilder Agent 2.0 is a newly developed comprehensive marketing toolset for the professional real estate agent which utilizes our proprietary video technology to allow any agent to create videos for their listings, edit them with music and an introduction and market the videos through multiple sources. This product is powered by an intuitive CRM (contact management) and has been designed to allow agents to extend their marketing reach through social media management, email marketing and web site syndication. In addition, the iOs and Android apps work in conjunction with Nestbuilder Agent 2.0 allowing the agent to take many of the capabilities mobile, right to where the asset is located. Nestbuilder Agent 2.0 has been in beta testing for the past 8-months with over 180 agents introduced to the agent community in January 2016. Early reviews of this product from industry experts have been extremely favorable. We intend to sell this product via a monthly subscription model.

The Virtual Tour (VT) and Microvideo App (MVA): These programs were developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. The MVA is a proprietary video widget marketing application designed to deliver video and integrate SEO strategies, traffic generation, e-mail, lead generation with mobile-friendly viewing. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition.

ReachFactor: Our social media and marketing platform under the “ReachFactor” brand name offers a variety of solutions to agents and brokers such as web design and web hosting, digital ad campaigns, blogging, social media management, reputation management and search engine optimization.

NestBuilder Website Portal: We provide a consumer real estate portal at www.nestbuilder.com which contains over 1.5 million listings. Unlike other leaders in the space that agents are seeking alternatives to, NestBuilder focuses on building agent’s brands and delivering high-quality leads. They achieve this by offering fully customizable webpages in NestBuilder Agent that will follow their homebuyer throughout the home search, ultimately turning NestBuilder.com into each agent’s very own national portal. We provide this website free of charge to consumer and agent.

Nestbuilder Agent: This agent-only platform allows agents to claim and customize their own web page to be used as a marketing platform. This platform interacts with nestbuilder.com site allowing agents to claim their listings and then create customized listing pages, as well as being able to pull other MLS property listings to create specialized marketing messages. Additionally, the agent can view the effectiveness of their marketing efforts through a dashboard that shows multiple statistics including number of views, time spent, origination and lead generation. This platform is provided free of charge and empowers the real estate agent with content and assets that they can use to pursue prospects and generate leads.

Ezflix Mobile App: The ezflix app is a free mobile/web video editor that pre-integrates with an agent’s listing data, allowing them to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media, email, and multiple other real estate portals including NestBuilder (www.nestbuilder.com) thereby giving agents a way to personalize their listing videos with entertaining local relevant content. This application is available in both Web and Mobile, was initially launched in both the Android and iOS versions in January and February 2015. This platform as it evolves will combine our VT (Virtual Tour) and MVA (Microvideo App) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers’ network. This product integration has been substantially upgraded during 2015 and integrates with our Nestbuilder Agent 2.0 product (formerly PowerAgent) released in January 2016.

Growth Strategy

Key Elements of our growth strategy during fiscal 2016 include;

Leverage our proprietary video technology. While our proprietary video technology has been developed for the real estate industry, we believe this technology can be applied to other industries as well. In particular, we believe that the used car sale industry could benefit from our automated and seamless development engine.

Design and develop technology for the real estate industry. We will continue working to develop technologies to increase sales and efficiencies for the real estate professional.

Increase Sales Force. We intend to increase our sales force marginally in 2016 to facilitate the roll-out of our new Nestbuilder Agent 2.0 product.

Fiscal 2015 and First Quarter 2016 Developments.

Launch of Nestbuilder Agent 2.0 (formerly PowerAgent) Product. In January 2016, we launched our Nestbuilder Agent 2.0 product. This product integrates multiple channels of real estate marketing, combining video production and social media platforms with a goal of allowing agents to be more successful at closing sales.

Redemption of Convertible Notes. In December 2015, we consummated our settlement with Himmil Investments Ltd. pursuant to which we redeemed our outstanding 7.5% convertible promissory note issued to Himmil and cancellation of their common stock purchase warrants for $500,000. These convertible notes contained a variable conversion price which, in management’s opinion contributed to downward pressure on our stock price. The funds for the redemption of these notes resulted from the sale of our common stock and warrants which resulted in gross proceeds of $680,000. The balance of the proceeds (after redemption of the Himmil notes and broker fees) was applied to working capital.

Change of Control. In August 2015, we issued 35,000 shares of our series C preferred stock to our directors Don Monaco (20,000 shares) and Keith White (15,000 shares). Each share of our series C preferred stock is convertible into that number of shares of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). Accordingly, the 35,000 shares of series C preferred stock are convertible into 3,500,000 shares of common stock. The holders of series C preferred stock vote together with holders of our common stock as a single class and each holder of series C preferred stock is entitled to the number of votes equal to one hundred (100) votes for each share of our common stock into which the series C preferred stock could be converted. Accordingly, the 35,000 shares of series C preferred stock are entitled to 350,000,000 votes. This issuance of series C preferred resulted in a change of control as the series C holders as a class held approximately 68% of the aggregate outstanding voting shares upon issuance (and individually Messrs’ Monaco and White’s shares of series C preferred stock provides them with approximately 39% and 29% of the aggregate outstanding voting shares, respectively).

Restructuring of management. In August 2015, we completed the restructuring of our management, financial reporting and operations from our former parent company, Monaker Group, Inc. The primary purpose of the restructuring was to eliminate unnecessary development expenses and unlock revenue opportunities by creating a unified technology platform. . In addition, William Kerby was appointed corporate secretary to the board and resigned as CEO and Chairman of the Board. He was replaced by Alex Aliksanyan as CEO and Don Monaco as Chairman of the Board in connection with this process.

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

We believe the technological developments in the real estate market and the increased amount of information available to and used by ordinary consumers appear to be circumstances that are similar to those developments that eventually gave rise to the non-traditional stock brokerages which have intruded upon the market dominance of traditional stock brokerages over the past two decades. For example, we note that the non-traditional stock brokerages developed their services and products to compete primarily on the bases of price, consumer effort and technology. Their websites, such as TD Ameritrade or e-Trade, provide not only trading capacity for the average consumer, but also a tremendous amount of information about companies. In this regard, we note that there has recently been a proliferation of various Internet-related real estate businesses that seek to provide either specific and limited services or information relating to residential real estate transactions (e.g., ForSaleByOwner.com, BuyOwner.com, Realtor.com, Trulia.com and Zillow.com). Like the non-traditional stock brokerages, these businesses typically rely on consumer effort, technology and price as the bases for competition

However the market models of Zillow/Trulia and Realtor are now in direct conflict with the enterprises that own the listings and that make the actual sales. The Zillow group’s main revenues are generated by advertising the listing as though another agent owned the listing, an agent that had paid Zillow for such display. Unaware, the consumer thus interacts with the displayed agent thinking they are the one that controls the listing. Then the display agent contacts the true agent and askes to 50/50 split the commission due on the sale. As the consumer power of the Zillow group has grown exponentially, they have substantially cut into the profits of the enterprises and agents that actually own the listings. Thus the battle lines are now drawn between the Zillow group and groups such as Realogy member of companies and Keller Williams.

We foresee direct and continuous pushback in 2016 by the enterprises against the Zillow group, in trying to neutralize their marketing power and take ownership back of their listings. As publicly owned companies the Zillow group can only grow revenues by increasing advertising rates to the agent community which strikes deep into agent discontent with the enterprises and the resulting demand in action. This competitive model is unique to the real estate industry and clearly will not follow the path of the aforementioned financial portals.

Website and Mobile Applications

RealBiz is utilizing its proprietary technological Intellectual Property along with its industry contracts to create two separate and very important critical paths for real estate professionals and their organizations to follow. By using its video processing capabilities combined with micro-site and website building techniques RealBiz has created an agent/broker micro-site product that leverages best practices in SEO (search engine optimization) on the agent/brokers behalf and delivers a web and mobile friendly rich media experience to consumers. This solution provides the broker a significant increase in organic ranking in local searches, increased site traffic and by doing so, reduces the agent/broker dependency on traditional listing aggregators. Secondly, by integrating marketing capabilities into a single powerful platform, we have entered the direct to agent sales model through Nestbuilder Agent 2.0, our proprietary marketing toolset. This strategy lowers risk threshold by distributing revenues throughout 1,200,000 registered agents in the US as well as providing a pathway to developing accelerating revenue stream via a monthly subscription model. While the former video generator intensive model for RealBiz will continue to be our primary revenue generator, we believe that our Nestbuilder Agent 2.0 will become the next generation of marketing for the real estate industry.

Market and Competition

The National Association of Realtors has approximately 1.2 million members, of which we estimate roughly half are active and associated with at least one real estate brokerage firm.

Presently, Zillow is the largest independent real estate market site, as measured by homes in its database and unique visitors to its website. In 2015 Zillow completed its acquisition of Trulia making it the single most powerful name in the real estate web marketplace. A full 29% of web property searches were conducted on the joint platforms in 2015. As part of the industry consolidation, NewsCorp recently acquired the 3rd largest real estate portal, Realtor.com. Additionally there are a variety of other websites which have meaningful market share and listing information. We believe a battle for the consumer mindset is now underway as the real estate enterprises enter into a competitive setting against Zillow/Trulia/Realtor/Homes. We also believe RealBiz can benefit from the acrimony as we have positioned ourselves as the friends of the enterprises and offer products and capabilities that will enhance the position of the enterprises by leveraging our technology.

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

RESEARCH AND DEVELOPMENT

The Company spends a significant amount of time and resources in developing new software and improving its current products. The Company has spent $835,000 and $575,000, respectively in research and development in each of the fiscal years ending 2014 and 2015. We believe that 2016 will see the benefits of revenue aggregation primarily through the Nestbuilder Agent 2.0 market release.

PROPERTIES

We maintain our principal executive offices at 201 W. Passaic St #301, Rochelle Park, NJ 07662. The Company does not currently pay rent in the aforementioned location.

INTELLECTUAL PROPERTY

The Company has been granted perpetual licenses of patents which the Company uses for imaging and streaming tiled images as well as 3D image and warping technologies.

 Employees

The Company currently has 12 full-time and one part-time employee.

Corporate Structure and Information

Our principal offices are located at 201 W. Passaic Street, Suite 301, Rochelle Park, NJ, 07662, and our telephone number at that office is (201) 845-7001 x303. Our website address is www.realbizmedia.com. The information contained on our website or that can be accessed through our website does not constitute part of this document.

On October 9, 2012, we completed a share exchange (the “Exchange Transaction”) with Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.), a Nevada corporation (“Monaker”), that was contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”) pursuant to which we received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”) in consideration of our issuance to Monaker of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock). Attaché owned approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). As a condition to the closing of the Exchange Transaction, on October 3, 2012, we changed our name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.”, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

On October 31, 2014, Monaker Group,Inc.’s equity interest in the company dropped below 50%. As a result, the Company was de-consolidated from Monaker Group, Inc. for accounting purposes.

In August 2015, we completed the restructuring of our management, financial reporting and operations from our former parent company, Monaker Group, Inc. The primary purpose of the reconstructuring was to eliminate unnecessary development expenses and unlock revenue opportunities by creating a unified technology platform.

On August 6, 2015, we issued 35,000 shares of our series C preferred stock to a company controlled by our Chairman, Don Monaco (20,000 shares) and our director, Keith White (15,000 shares). Mr. Monaco received his 20,000 shares in consideration of cancellation of $100,000 in indebtedness owed to him by our former parent company Monaker Group, Inc. which was convertible into 2 million shares of our common stock. Mr. White received his 15,000 shares of series C preferred stock in exchange for his previously held 15,000 shares of our series B preferred stock. Each share of our series C preferred stock is convertible into that number of shares of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). Accordingly, the 35,000 shares of series C preferred stock are convertible into 3,500,000 shares of common stock. The holders of series C preferred stock vote together with holders of our common stock as a single class and each holder of series C preferred stock is entitled to the number of votes equal to one hundred (100) votes for each share of our common stock into which the series C preferred stock could be converted. Accordingly, the 35,000 shares of series C preferred stock are entitled to 350,000,000 votes. This issuance of series C preferred resulted in a change of control as the series C holders as a class held approximately 68% of the aggregate outstanding voting shares upon issuance (and individually Messrs’ Monaco and White’s shares of series C preferred stock provides them with approximately 39% and 29% of the aggregate outstanding voting shares, respectively). Prior to the issuance of the series C preferred stock, the holders of our series A preferred stock held approximately 30% of the aggregate voting shares (of which Monaker Group, Inc. held approximately 29.4% of the aggregate outstanding voting shares due to its ownership of the series A preferred stock).

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

We have no history of profitability.

Our former entity, Webdigs, began operations in July 2007 and to date has not generated a yearly profit. In addition, consolidated annual revenues remain around $1.2 million. As a young company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries such as residential real estate and mortgage brokerage and particularly in light of current general economic, real estate and credit market conditions.

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ending October 31, 2015 and there is significant risk to the survival of the enterprise.

There is substantial doubt about our ability to continue as a going concern.

We have had net losses for the years ended October 31, 2015 and 2014 of $6,686,182 and $4,605,327 respectively. Furthermore, we had a working capital deficit as of October 31, 2015 of $1,152,189. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to our Chief Executive Officer, Alex Aliksanyan. If we lose the services of any of these members of management, our business would be materially and adversely affected. We have entered into formal employment services and non-competition agreements with Mr. Aliksanyan and our Chief Financial Officer, Thomas M. Grbelja. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

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

Our certificate of incorporation grants our Board of Directors, without any action or approval by our stockholders, the power to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of our common stock.

On July 31, 2014, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 250,000,000 from 125,000,000 and increased the Company's Series A Convertible Preferred Stock to 120,000,000 from 100,000,000. Additionally, on July 31, 2014, the Board designated the terms of 1,000,000 Series B Convertible Preferred Stock and on May 5, 2015 we filed a certificate of designation with the Delaware Secretary of State designating 1,000,000 shares of Series C Convertible Preferred Stock

The total number of shares of all classes of stock that the Company shall have the authority to issue is 375,000,000 shares consisting of: (i) 250,000,000 shares of common stock, par value $0.001, of which 149,994,879 shares are issued and outstanding as of the date of this report and (ii) 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 45,188,600 are outstanding as of the date of this report (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of the date of this report and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 35,000 shares are outstanding as of the date of this report. (D) 3,000,000 remaining shares to be designated for additional series of preferred stock as necessary.

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. For example, our Series C Preferred contain voting rights which provide each share of Series C Preferred Stock with 100 votes for each shares of common stock into which the Series C Preferred Stock is convertible. Accordingly, our currently outstanding 35,000 shares of Series C Preferred Stock (which are convertible into 3.5 million shares) are entitled to 350,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Preferred Stock having voting majority voting control of our corporation.

There is a limited trading market for our shares.  You may not be able to sell your shares if you need money.

Our common stock is quoted on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities.  During the three months ended February 5, 2016, the average daily trading volume of our common stock was approximately 105,713 shares.  As of January 27, 2016, we had 475 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”).  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of six directors, one of whom is considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company's processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we meet the audit committee independence requirements of a national securities exchange we will be ineligible for listing on any national securities exchange.

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

These provisions on our Amended and Restated Certificate of Incorporation and Bylaw may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest

Our officers and directors control approximately 66% of the votes eligible to vote on any matter presented to the stockholders and so long as they do, they will control the outcome of stockholder voting.

Our officers and directors collectively hold approximately 66% of the total outstanding votes eligible to vote on any matter presented to the stockholders for a vote as of the date of this report.  As long as our officers and directors collectively own a majority of the outstanding voting securities, our other shareholders will be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have a majority influence over our company, the price of our common stock could be materially depressed.  The officers and directors will be able to control the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.  The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

We have never paid cash dividends and have no plans to pay cash dividends in the future

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of our preferred or common stock and we do not expect to pay cash dividends in the foreseeable future. During the fiscal year ended October 31, 2015, we issued 10,596,452 of our common shares to satisfy our previous accrued and declared Series A preferred dividends. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our preferred or common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 201 W. Passaic Street, Suite 301, Rochelle Park, NJ, 07662. The Company is being provided this office space at no cost.

ITEM 3. LEGAL PROCEEDINGS

On August 17, 2015, the Company filed a Complaint in the Superior Court of the State of California, in San Diego County, California, against former employees Steven Marques, Sherry Marques and Sean Herschmiller as well as Ken Marques, Amozaio LLC, Mike O’Donnell, Bobbie Ayers, Showoff.com, Inc., Philip Bliss, Tom Klawsuc, and Perceptible Inc. (“Defendants”).  The Complaint further alleges that the Defendants misappropriated confidential business information and proprietary and confidential trade secrets of the Company in setting up a rival business utilizing the Company’s proprietary technology and current customers.  The Complaint further alleges that the former employees Steven Marques, Sherry Marques and Sean Herschmiller breached their positions of trust and confidence and their duties of loyalty to the Company by using their positions with the company and information acquired in those positions to set up a business in direct competition with the Company, and the remaining Defendant’s conspired with the Company’s former employees to misappropriate and use the Company’s confidential business information and solicit and attempt to steal clients from the Company.   The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) punitive and exemplary damages in an amount sufficient to punish and deter such conduct; and (iii) a temporary restraining order and preliminary and permanent injunctions enjoining and retraining the Defendants from using or otherwise disclosing or distributing the Company’s property or trade secrets.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock is listed on the OTCQB under the symbol RBIZ. Our stock began trading under the symbol “WBDG” on December 19, 2008 and changed to “RBIZ” on October 5, 2012. The following table shows our high and low closing prices of our common stock at the end of each quarter for the fiscal years 2015 and 2014 and the end of the first quarter of fiscal year 2016.

Period	High Price	Low Price
Fiscal Year Ended October 31, 2016
First Quarter	$0.0655	$0.0250

Fiscal Year Ended October 31, 2015
First Quarter	$0.37	$0.080
Second Quarter	$0.39	$0.070
Third Quarter	$0.10	$0.027
Fourth Quarter	$0.14	$0.022

Fiscal Year Ended October 31, 2014
First Quarter	$2.60	$0.92
Second Quarter	$1.00	$0.13
Third Quarter	$0.27	$0.11
Fourth Quarter	$0.18	$0.07

Our closing stock price on February 3, 2016 was $0.03. As January 27, 2016, we had approximately 475 holders of record of our common stock.

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

Listing

Our common stock is currently quoted on the OTC Markets (QB Marketplace Tier) under the symbol RBIZ.

Recent Sales of Unregistered Securities

●

Effective August 28, 2015, we issued 1,000,000 shares of our common stock to a company controlled by the Chairman on our board of directors for $50,000. The proceeds were used for working capital and general corporate purposes. We relied on the exemption from registration provided by Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended for this issuance.

●

Effective September 15, 2015, we issued 1,587,302 shares of our common stock to a company controlled by the Chairman on our board of directors for $100,000. The proceeds were used for working capital and general corporate purposes. We relied on the exemption from registration provided by Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended for this issuance.

●

Effective September 25, 2015, we issued 6,845,714 shares of our common stock to the holders of series A preferred stock in consideration of the accrued and unpaid dividend of $915,447 due at August 31, 2014. We did not receive any proceeds for this issuance. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended for this issuance.

●

On Effective September 25, 2015, we issued 3,750,738 shares of our common stock to the holders of series A preferred stock in consideration of the accrued and unpaid dividend of $239,644 due at April 30, 2015. We did not receive any proceeds for this issuance. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended for this issuance.

●	See Item 2, Part II of our Quarterly Report on Form 10-Q for the period ended July 31, 2015.
●	See our Current Report on Form 8-K dated August 6, 2015 and filed on November 12, 2015.
●	See our Current Report on Form 8-K dated November 30, 2015 and filed on December 3, 2015.

●

From September 24, 2015 to October 31, 2015, we issued 1,468,091 shares of our common stock upon conversion of convertible promissory notes as requested by the note holder in accordance with contractual terms. The aggregate principle and interest amount of the notes that were converted was $50,184. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section (a)(2) of the Securities Act of 1933, as amended.

●

On September, 28 2015, we issued 1,503,183 million shares of our common stock upon conversion of 45,100 shares of the holders of Monaker Dual Convertible Series D preferred shares held in the former parent company Monaker Group Inc. We did not receive any proceeds for the issuance of these shares.

●

On October 20, 2015, we issued 1,000,000 shares to a single accredited investor for cash proceeds of $6,000. The proceeds were used for working capital and general corporate purposes. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended for this issuance.

●

Effective November 19, 2015, we agreed to issue 1 million shares of our common stock to a company controlled by our chairman in consideration for his agreement to cancel and extinguish a $50,000 promissory note. We relied on the exception provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

●

On December 1, 2015, we issued 421,500 shares of our common stock valued at $42,150 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms. We did not receive any proceeds for the issuance of these shares. The recipients of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D promulgated thereunder.

●

On December 1, 2015, we issued 1 million shares of our common stock to our Chief Executive Officer upon conversion of 30,000 shares of convertible Series D preferred of Monaker Group, Inc. We did not receive any proceeds for the issuance of these shares. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

General Overview

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 (formerly PowerAgent) and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

Fiscal 2015 was a transformative year for RealBiz Media Group Inc.  Almost all functional elements were reorganized and reconfigured, including a de-consolidation of our management, financial reporting and operations from our former parent company, Monaker Group, Inc.  We restructured our senior management positions, including appointments of a new CEO, CFO and CTO. Nevertheless our revenues were up 12.8% in the year ended October 31, 2015 from 2014 with a 11.9% increase in our gross profit.

Much effort was made in building efficiency via a combination of cost cutting, asset reallocation and strategic reorganization of business units.  These efforts, among other items, resulted in a reduction of our net cash used in operations from $2,306,959 in the year ended October 31, 2014 to $1,527,745 in the year ended October 31, 2015, representing a 34% reduction.

As a result of these actions and decisions, as well as the increase in net cash provided by our financing activities of $223,026 in fiscal 2015, our cash on hand increased from $20,066 in the year ended October 31, 2014 to $307,774 in the year ended October 31, 2015, representing an increase of over 1400%.  Including accounts receivable, our total current assets increased from $141,774 in the year ended October 31, 2014 to $466,726 in the comparable 2015 period. This was accomplished while we also significantly decreased our accounts payable and accrued expenses this year from $1,880,294 in the year ended October 31, 2014 to $743,659 in the year ended October 31, 2015, representing a decrease of $1,136,635 or approximately 60%.

With the reorganization and de-consolidation substantially implemented, management anticipates the full impact of these strategic actions to be demonstrated in our financial performance during fiscal 2016.

Results of Operations

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

Revenues

Total revenue increased $140,242 or 12.83% for the year ended October 31, 2015 to $1,230,916 compared to $1,090,674 for the year ended October 31, 2014. The increase is primarily a result of the maintenance of the legacy virtual tour business and modest growth from some of the newer agent marketing products released during the current fiscal year.

Cost of Revenue

Cost of revenues totaled $474,292 for year ended October 31, 2015, compared to $414,652 for the year ended October 31, 2014, representing an increase of $59,640. Cost of revenues consists primarily of engineering cost incurred in connection with maintenance of our online networks.

Operating Expenses    Our operating expenses, include salaries and benefits, selling and promotion, impairment of intangible assets, amortization and depreciation and general and administrative expenses, increased 32.7% to 6,827,750, for the year ended October 31, 2015, compared to $5,230,209 for the year ended October 31, 2014, an increase of $1,710,042. This increase was substantially due to increases in amortization and depreciation of $126,913, salaries and benefits of $117,321, professional fees of $109,707 and impairment to intangible assets of $1,677,106 and to a lesser extent due an increase in occupancy related fees of $65,015 and sales and marketing expense of $30,482. This was partially offset by a decrease in consulting fees of $162,009 investor relations and commissions of $72,122, travel expenses of $86,895 and to a lesser extent a decrease in legal and audit of $68,877, and telephone of $12,988.

Other Income (Expenses)

Our other expenses, net increased $563,915 to $615,055 for year ended October 31, 2015 compared to $51,140 of other expenses for year ended October 31, 2014. This increase was substantially due to an increase in interest expense to $806,272 for the year ended October 31, 2015, compared to $3,919 for the year ended October 31, 2014, an increase from the prior year of $116,794 from the change in fair value of derivative liabilities offset by a gain on forgiveness of debt of $301,920 and an increase in foreign exchange gains of $42,709.

Net Loss

We had a net loss of $6,686,182 for the year ended October 31, 2015, compared to net loss of $4,605,327 for the year ended October 31, 2014, an increase of $2,080,855. The increase in loss from 2014 to 2015 was primarily due to increases of $126,913 in the amortization and depreciation of intangible and fixed assets, interest expense of $802,353 and loss on impairment of $1,677,106 in the year ended October 31, 2015 from the 2014 period.

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2015, we had $307,774 cash on-hand, an increase of $287,708 from $20,066 at the start of fiscal 2015.

Net cash used in operating activities was $1,527,745 for the year ended October 31, 2015, a decrease of $779,214 from $2,306,959 used during the year ended October 31, 2014. This decrease was primarily due to increases in amortization and depreciation expense of $126,913, impairment of intangible assets of $1,677,106, offset by gains on forgiveness of notes payable and accrued expenses and a decreased in stock based compensation and consulting fees when compared to fiscal 2014.

Net cash used in investing activities decreased to $120,547 for the year ended October 31, 2015, compared to $749,580 for the year ended October 31, 2014, a decrease of $629,033 primarily due decreases in payments towards software development costs and to a lesser extent the purchase of computer equipment.

Net cash provided by financing activities increased by $223,026 to $1,936,000 for the year ended October 31, 2015, compared to $1,712,974, for the year ended October 31, 2014. This increase was primarily due to an increase of $1,515,000 in proceeds received from issuance of convertible and other promissory notes payable, offset by a decrease in proceeds received from the issuance of common stock, warrants and subscription advances of $ 1,363,188 and an increase in payments of $53,786 for loans payable

Critical Accounting Policies

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

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. These policies require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 1 — “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”,

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2015 and 2014.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized For the Years Ended October 31, 2015 and 2014 includes compensation cost for restricted stock awards and stock options. The Company uses the Black- Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. . The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. For the Years Ended October 31, 2015 and 2014, the Company determined the allowance for doubtful accounts to be $-0- for both fiscal years.

Office Equipment and Fixtures. Office equipment and fixtures are recorded at cost. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows:

Office equipment	3 years
Furniture and fixtures	3 years

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

See financial statements starting on page 30.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report On Internal Control Over Financial Reporting

Based on this evaluation and taking into account that certain material weaknesses existed as of October 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Annual Report on Form 10-K were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of October 31, 2015, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management has re-evaluated the control deficiencies identified in the prior fiscal year.

We conclude that, as of October 31, 2015, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.  We intend to further improve our internal controls in our current fiscal year and add additional measures to further mitigate our material internal control weaknesses as the Company grows assuming our operating funds are sufficient.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended October 31, 2014 have not been fully remediated.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Key Employees

Name	Age	Position(s)	Independent Director
Alex Aliksanyan	66	Director , Chief Executive Officer	No

Thomas M. Grbelja	57	Chief Financial Officer	N/A

Donald P. Monaco	63	Director, Chairman	No

William Kerby	59	Director, Former Chief Executive Officer and Chairman	No

Pasquale M. LaVecchia	49	Director	Yes

Douglas Checkeris	59	Director, Former Chief Marketing Officer	No

Keith A. White	53	Director	No

Biographies for the members of our Board of Directors and our management team are set forth below:

Alex Aliksanyan –  Director, Chief Executive Officer, Chief Information Officer and Chief Operating Officer

 Mr. Aliksanyan has served as our Chief Executive Officer since August 10, 2015 and has served as Chief Information Officer, Chief Operating Officer and as a director since February 2015. Mr. Aliksanyan comes to the Company with more than 25 years of Strategic Technology Planning, Implementation and Marketing experience. Mr. Aliksanyan also previously served as CEO and President of iCruise.com which he founded in 2000. Prior thereto, Mr. Aliksanyan had served as a marketing consultant for several brands such as Citibank, Disney and Hillshire Farms. He is also considered in the travel industry as a pioneer in the area of e-commerce. Mr. Aliksanyan received his Bachelors’ Degree in Physics from New York University and an Advanced degree in marketing from the Stern School of Business in New York.

 Mr. Aliksanyan’s technology and vast business experience qualifies him to be a member of the Board. His executive leadership experience provides him with valuable experience.

Thomas Grbelja - Chief Financial Officer:

Mr. Grbelja has served as our Chief Financial since June 19, 2105. Mr. Grbelja has spent over 30 years as a certified public accountant providing a wide variety of professional accounting, tax and financial consulting services to professional service, manufacturing and construction industry participants. From 1990 to present, he was the President and a Founding Member of Burke Grbelja & Symeonides, LLC, Certified Public Accounts, an accounting firm based in Rochelle Park, New Jersey. In addition, between 1983 and 1990, Mr. Grbelja worked as an accountant at Coopers & Lybrand, where he was responsible for the overall audit engagement, including filings with the Securities and Exchange Commission, for certain large, publically traded companies.. He received his undergraduate degree in accounting at Fairleigh Dickinson University and is a Certified Public Accountant.

Donald P. Monaco – Director (Chairman):

Mr. Monaco has served as a director since December 21, 2012 and as our Chairman since August 10, 2015. Since 2005, Mr. Monaco has been the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers. Mr. Monaco spent over 18 years as a Partner and Senior Executive and 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois. Mr. Monaco also serves on the Board of Directors and on the Loan Committee at Republic Bank in Duluth, Minnesota and as a Commissioner on the Metropolitan Airports Commission in Minneapolis, Minnesota. Mr. Monaco is also the President of the Monaco Air Foundation, Chairman of the Miller-Dwan Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, Co-Chair of the Northern Aero Alliance, Chairman of Destination Duluth, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco is a director of Monaker Group, Inc, a publically traded company (OTC: MKGI).

The Company believes that Mr. Monaco’s senior management and information technology experience qualifies him to be a member of the Board.

William Kerby – Director

Until August 10, 2015, Mr. Kerby served as our Chief Executive Officer and Chairman on the board of directors, positions held by him since December 21, 2012. Mr. Kerby continues to serve as a director, a position he has held since December 21, 2012. Mr. Kerby is the founder of Monaker Group, Inc. (f/k/a Next 1, Interactive, Inc). From 2008 to present, he has been the CEO and director of Monaker Group, Inc., a public company (OTC: MKGI) and architect of the Monaker model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the company. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia.

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

Doug Checkeris - Director:

Mr. Checkeris has served as a director since December 21, 2012. Mr. Checkeris is currently a Director of Cieslok Media, a privately held digital outdoor media company, a Partner/Founder of Un Reel Gaming Inc., a Pennsylvania based company that is building a platform to serve the online business for money gaming operators and online shopping, a position he has held since June 2013, and a Partner at QWRYK Media Group, a Toronto based marketing company that envisions, designs and orchestrates 21st Century operating systems [a position he has held since June 2011.  Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Doug’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America.  With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Doug started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP. Mr. Checkeris is a director of Monaker Group, Inc., a public company (OTC: MKGI)

Mr. Checkeris’ media and advertising experience qualifies him to be a member of the Board. His executive leadership experience provides him with valuable experience.

Pasquale M. LaVecchia - Director:

Mr. LaVecchia has served as a director since March 31, 2014. Mr. LaVecchia has been a founding principal and Managing Member of LaVecchia Capital LLC (“LaVecchia Capital”), a merchant banking and investment firm, since 2007 and has over 20 years of experience in the financial industry. Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions. Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns and Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc. (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007). Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning. In the past, Mr. LaVecchia has served on several public company boards, including as Vice Chairman of InfuSystems, Inc. (INFU).   Mr. LaVecchia is also currently a Managing Member of Sapphire Capital Partners. Mr. LaVecchia also sits on several advisory boards and non-profit boards. Mr. LaVecchia is a director of Monaker Group, Inc., a public company (OTC: MKGI) as well as a Board Member of the US Chamber of Commerce Advisory Board.

The Company believes that Mr. LaVecchia’s investment banking and business experience allows him to contribute business and financing expertise and qualifies him to be a member of the Board.

Keith A White-Director

 Mr. White has served as a director since August 1, 2013. Mr. White combines over 25 years of management experience in the real estate industry. Since 1995, Mr. White has been the principal owner of Marketplace Home Mortgage, LLC (“MHM”), a full service correspondence residential mortgage lender based in Edina, MN. Mr. White also owns and manages Alliance Title, LLC, Marketplace Insurance Services and various commercial office buildings. In addition, in 1999, Mr. White founded Marketline Constructions Capital, LLC, a construction lender, and operated the company through 2008. In 2000, Mr. White founded Maribella Mortgage, LLC, a wholesale mortgage lender, and managed the company until 2007. Prior to finding MHM in 1995, Mr. White culminated his nine year career with GMAC Mortgage as the Minnesota-Wisconsin Area Manager.

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

Departure of Executive Officers in Fiscal 2015

William Kerby resigned as Chief Executive Officer and as Chairman of our Board of Directors in August 2015. However, Mr. Kerby retained his position as a director on our Board of Directors. In addition, Steven Marques was terminated from his position as Chief Revenue Officer in July 2015.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years before that time;
●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●

been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject or a party to or any other disclosable event required by Regulation S-K.

Corporate Governance

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee.

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2015, all of the Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except as follows: Messrs. Aliksanyan and Grbelja failed to timely file their Form 3s. In addition, Mr. White failed to file a Form 4 for his August 2015 acquisition of Series C Preferred Stock in exchange for his Series B Preferred Stock, which transaction was reported on a Form 4. Mr. Aliksanyan failed to file a Form 4 related to a July 2015 stock grant under his employment agreement, which transaction was reported on a Form 5. Mr. Monaco failed to file Form 4s for the following transactions (i) August 2015 purchase of common stock, (ii) September 2015 purchase of common stock; (iii) August 2015 acquisition of Series C Preferred Stock and corresponding reduction of Monaker Group Convertible Debt and (iv) January 2015 disposition of Monaker Group Convertible Debt, all of which were reported on a Form 5. Monaker Group, Inc. failed to file Form 4s or a Form 5 relating to dispositions of their Series A Preferred Stock.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees.  The code of ethics can be obtained without charge by contacting our Chief Financial Officer at our principal offices located at 201 W. Passaic Street, Suite 301, Rochelle Park, NJ 07662.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer, Chief Financial Officer and our three most highly compensated executive officers (other than our Chief Executive Officer and Chief Financial Officer) with salaries in excess of $100,000.

Summary Compensation Table
							All Other
Name and Position	Year	Salary		Bonus	Stock Award		Compensation	Total ($)
Alex Aliksanyan	2015	$80,000	(1)	--	$195,000	(2)		$275,000
Chief Executive Officer (since August 10, 2015), CIO and COO (since February 20, 2015)	2014	N/A		N/A	--			--

Thomas Grbelja	2015	$24,733	(3)	--	$7,500	(4)		$32,233
Chief Financial Officer (since June 23, 2015)	2014	N/A		N/A	--			--

William Kerby	2015	$72,000			--			$72,000
Chief Executive Officer (until August 10, 2015)	2014	$96,000	(5)		--			$96,000

Adam Friedman	2015	$36,000			--			$36,000
Chief Financial Officer (until June 23, 2015)	2014	$48,000	(5)		--			$48,000

(1)	Based on an annual base salary of $120,000.
(2)

Mr. Aliksanyan was granted 800,000 shares of common stock valued at $0.10 per share, which shares were to be released on a quarterly basis with 200,000 shares being released on May 31, 2015, August 31, 2015, November 30, 2015 and February 28, 2016. 400,000 shares under Mr. Aliksanyan’s 800,000 stock granted vested during the fiscal year ended October 31, 2015. Mr. Aliksanyan also received 350,000 share of common stock as of July 31, 2015 valued at $0.10 in consideration of achieving certain milestones under his employment agreement. In addition, Mr. Aliksanyan was granted 2,400,000 shares in September 2015 valued at $0.05 in consideration of his new responsibilities as Chief Executive Officer.

(3)	Based on an annual base salary of $70,000
(4)

Mr. Grbelja was granted 300,000 shares of common stock valued at $0.10 per share, which shares were to be released on a quarterly basis with 75,000 shares being released on September 23, 2015, December 23, 2015, March 23, 2015 and June 23, 2016. 75,000 shares under Mr. Grbelja’s 300,000 stock granted vested during the fiscal year ended October 31, 2015.

(5)	Accrued and not paid during the period

Employment Agreements with Executives and Key Personnel

Alex Aliksanyan Employment Agreement

In connection with his employment, Mr. Aliksanyan entered into a three-year employment agreement with the Company (the “Aliksanyan Employment Agreement”). The Aliksanyan Employment Agreement, dated February 20, 2015, has a term of 36 months commencing February 20, 2015 and expiring on February 19, 2018 unless earlier terminated. Mr. Aliksanyan will receive the following compensation: a base salary of $120,000 per year and $80,000 in shares of the Company’s common stock (800,000 shares at $0.10 per share). In addition, the Company will pay for healthcare for Mr. Aliksanyan and his dependent family members, and he will be eligible for bonus programs commensurate with other senior executives of the Company. In addition, Mr. Aliksanyan will be issued 1,000,000 shares of the Company’s common stock, which shares will be released to him as follows: (1) 300,000 shares if Mr. Aliksanyan is still employed by the Company on February 20, 2016 and provided that he has not served notice to “claw back” the sale of Stingy Travel to the Company; (2) 350,000 shares if certain Triggering Events (as defined in the Aliksanyan Employment Agreement) are achieved by Mr. Aliksanyan in his role as Chief Operating Officer; however, if none of the Triggering Events are met after 12 months, the Company will release a percentage of the 350,000 shares based upon the number of new paying real estate agents; and (3) 350,000 shares upon the achievement of certain activities in Mr. Aliksanyan’s role as Chief Information Officer.

 If the employment of Mr. Aliksanyan is terminated, he generally will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided , however , that if his employment is terminated (1) by the Company other than For Cause (as defined in the Aliksanyan Employment Agreement) or by Mr. Aliksanyan For Good Reason (as defined in the Aliksanyan Employment Agreement) then in addition to paying the Accrued Obligations, the vesting of any shares of stock held in escrow or subject to a vesting schedule shall be accelerated and the shares shall be released to Mr. Aliksanyan . In the event of a termination by the Company other than For Cause, disability or death occurs within six (6) months of the date of the Aliksanyan Employment Agreement, Mr. Aliksanyan may elect (at his sole discretion) to initiate an “unwind” event as described above. The Aliksanyan Employment Agreement also includes confidentiality obligations and inventions assignments clauses as well as a 1-year non-compete and non-solicitation provisions.

Thomas Grbelja Employment Agreement

On June 19, 2015, the Company and Mr. Grbelja entered into an employment agreement (the “Employment Agreement”), which includes the following terms: (i) Mr. Grbelja agrees to dedicate a minimum of 50% of his attention and time as is necessary for him to perform his duties as Chief Financial Officer; (ii) the initial term of the Agreement shall be for a period of twelve (12) months unless sooner terminated, which term may be extended by mutual consent of the parties; (iii) Mr. Grbelja shall receive an annual base salary of $70,000, (iv) a grant of 300,000 restricted shares of Common Stock, which shares vest pro rata on a quarterly basis beginning on September 23, 2015; (v) customary health benefits if Mr. Grbelja becomes a full time employee of the Company; and (vi) three (3) weeks of paid vacation. If Mr. Grbelja desires to sell in excess of 100,000 shares of the Common Stock at any time when the daily trading volume of the Common Stock is less than 20,000 shares, then prior to selling such shares, Mr. Grbelja shall submit a written offer to the Company to acquire such shares at the market price of such shares on the date of such offer. The Company shall have five (5) days to notify Mr. Grbelja of its intent to exercise such right.

If the employment of Mr. Grbelja is terminated, he generally will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided , however , that if his employment is terminated (1) by the Company other than For Cause (as defined in the Grbelja Employment Agreement) or by Mr. Grbelja For Good Reason (as defined in the Grbelja Employment Agreement) then in addition to paying the Accrued Obligations, the vesting of any shares of stock held in escrow or subject to a vesting schedule shall be accelerated and the shares shall be released to Mr. Grbelja . In the event of a termination by the Company other than For Cause, disability or death occurs within six (6) months of the date of the Grbelja Employment Agreement, Mr. Grbelja may elect (at his sole discretion) to initiate an “unwind” event as described above. The Grbelja Employment Agreement also includes confidentiality obligations and inventions assignments clauses as well as a 1-year non-compete provision.

Potential Payments upon Termination

None.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards for the executives as of October 31, 2015 and 2014.

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

Accordingly, our non-employee directors received no compensation in the fiscal year ended October 31, 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 16, 2016 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.  As of February 16, 2016, we had 149,994,879 shares of common stock outstanding.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Registration Statement are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name And Address (1)	Number Of Common Shares Beneficially Owned		Percentage Owned (2)	Number Of Series A Preferred Shares Beneficially Owned		Percentage Owned (2)	Number Of Series C Preferred Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)

5% Stockholders:
Monaker Group, Inc.(4)	54,532,090	(5)	28.09%	44,172,200	(6)	95.63%	--	--	10.00%
Acknew Investments, Inc.(7)	11,818,992		7.88%	--		--	--	--	2.17%
Cardar Investments Ltd. (8)	8,514,130	(9)	5.62%	--		--	--	--	1.29%
Officers and Directors:
Alex Aliksanyan	4,850,000	(10)	3.15%	--		--	--	--	* %
Thomas Grbelja	175,000	(11)	*	--		--	--	--	* %
Donald P. Monaco	28,337,302	(12)	18.6%	--		--	20,000	57.14%	38.44%
William Kerby	7,946,110	(13)	5.03%	--		--	--	--	*
Pasquale M. LaVecchia	33,333	(14)	*	--		--	--	--	*
Doug Checkeris	2,500,000	(15)	1.64%	--		--	--	--	*
Keith White	1,700,000	(16)	1.12%	--		--	15,000	42.86%	27.55%
All directors and officers as a group (7 persons)	45,541,742		24.71%	--		*	35,000	100%	66.18

*Less then 1%

(1)	Unless otherwise noted, the address is 201 W. Passaic Street, Suite 301, Rochelle Park, NJ 07662.
(2)

Based on 149,994,879 common shares, 45,188,600 Series A Preferred Shares, and 35,000 Series C Preferred Shares issued and outstanding as of the date of this report. We do not have any shares of Series B Preferred Stock outstanding. Also includes shares issuable exercise of outstanding warrants and upon conversion of Monaker Group, Inc. Preferred Stock and Convertible debt.

(3)

Percentage of Total Voting Power is based on 544,183,479 votes and includes voting rights attached to all Common Shares Outstanding and all Preferred Shares Outstanding that can convert to Common Shares. Holders of our common stock are entitled to one vote per share, for a total of 149,994,879 votes. Holders of our Series A preferred stock are entitled to one vote for each share of common stock that would be issuable upon conversion of such share. Each share of Series A Preferred Stock is convertible into 1 share of Common Stock for a total of 45,188,600 votes. Holders of our Series C Preferred Stock shall have the right to a number of votes for each shares of Series C Preferred equal 100 votes for each share of common stock that would be issuable upon conversion of such share. Each share of Series C Preferred Stock is convertible into that number of shares of common stock as is determined by dividing (A) the stated value ($5) by (B) the conversion price then in effect ($0.05) for a total of 3,500,000 conversion shares and a total of 350,000,000 votes. The total voting power excludes warrants, accrued salaries of the Company, outstanding debt of the Company, outstanding debt of the Company’s former parent company Monaker Group, Inc., and Preferred Shares of Monaker Group, Inc. each of which can be converted into Common Shares of the Company but do not contain voting rights until converted into common stock.

(4)	The address is 2690 Weston Road, Suite 200, Weston, FL 33331. William Kerby is the natural person with sole voting and investment control over the securities beneficially owned by Monaker Group, Inc.
(5)

Includes (i) 10,359,890 shares of common stock received as accrued dividends on their shares of Series A Stock and (ii) 44,174,200 shares issuable upon conversion of 44,174,200 shares of Series A Stock that was issued in the Exchange Transaction.

(6)

Monaker Group Inc. has agreed to retire shares of its Series A Preferred Stock on a 1-for-1 basis for any issuances of the Company’s common stock issued to satisfy conversion of certain Monaker Group, Inc. securities.

(7)

The address is M100-1010 De La Gauchetiere, 5FJ5Q2B (57103B), Montreal H3B5J2, Canada. Harry Hart is the natural person with voting and investment control over the securities beneficially owned by Acknew Investments, Inc.

(8)	The address is79 Flitton Avenue, Peterborough, ON, K9H 065 Canada. Warren Kettlewell is the natural person with voting and investment control over the securities held by Cardar Investments Ltd.
(9)	Includes 1,500,000 shares of common stock issuable upon exercise of warrants.
(10)

Includes (A) 950,000 shares of common stock currently issuable under the terms of his employment agreement, of which 600,000 are issuable due to satisfaction of certain vesting conditions and 350,000 are issuable due to attainment of certain milestones; (B) 2.4 million shares of common stock are issuable as a bonus awarded by the board of directors upon Mr. Aliksanyan being appointed as CEO; (C) 200,000 shares of common stock issuable to Mr. Aliskanyan on February 28, 2016 pursuant to his employment agreement and (D) 300,000 shares of common stock issuable to Mr. Aliksanyan on February 20, 2016 provided that Mr. Aliksanyan remains employed by the Company and has not served notice to “claw back” the sale of Stingy Travel to Realbiz.

(11)

Includes (A) 150,000 shares of common stock currently issuable to Mr. Grbelja pursuant to satisfaction of certain vesting provisions under this employment agreement and (B) 25,000 shares of common stock issuable to Mr. Grbelja on March 23, 2016 pursuant to his employment agreement.

(12)

Includes (A) 9,587,302 shares of common stock held by a company controlled by Mr. Monaco; (B) 2,000,000 shares of common stock issuable upon conversion of 20,000 shares of Series C Preferred Stock held by a company controlled by Mr. Monaco; (C) 6,000,000 shares of common stock upon exercise of warrants held by a company controlled by Mr. Monaco; and (D) 10,750,000 shares of common stock issuable upon conversion of 1,075,000 shares of Monaker Group, Inc. Series A Preferred Stock held by a company controlled by Mr. Monaco.

(13)

Includes (A) 7,096,110 shares of common stock issuable upon conversion of 709,,611 shares of Monaker Group, Inc. Series A Preferred Stock and (B) 1,000,000 shares of common stock issuable upon conversion of 709,,611 shares of Monaker Group, Inc. Series A Preferred Stock held by a company controlled by Mr. Kerby.

(14)	Includes 33,330 shares of common stock issuable upon conversion of 1,000 shares of Monaker Group, Inc. Series B Preferred Stock.
(15)	Includes 2,500,000 shares of common stock issuable upon conversion of 50,000 shares of Monaker Group, Inc. Series C Preferred Stock.
(16)	Includes (A) 200,000 shares of common stock held by a company controlled by Mr. White and (B) 1,500,000 shares of common stock issuable upon conversion of 1,500 shares of Series C Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)(2)	--	$0.05	33,160,000
Total	--	$0.05	33,160,000

(1)

2015 Stock Incentive Plan. On July 24, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan. The purpose of our 2015 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 33,520,000 shares, subject to adjustment. Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by our Board of Directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the Board of Directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board of Directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan. Our Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 33,520,000 shares, and as of October 31, 2015, we have issued 360,000 shares under the plan, and there are no options outstanding under this plan.

(2)	See Note 10 to the financial statements for more information on restricted stock grants.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

During the year ended October 31, 2014, we issued our former parent company and then controlling shareholder Monaker Group, Inc., 25,983,600 shares of our series A convertible preferred stock in consideration of certain anti-dilution provisions contained in our certificate of designation and approved by our board of directors in May 2014. These shares were valued at $5,196,720.

Certain of our current directors, Messrs. Monaco, Kerby, Checkeris and LaVecchia, currently serve as directors of Monaker Group, Inc., our former parent company and current significant shareholder. In addition, during the normal course of business, we receive and/or makes advances for operating expenses and various debt obligation conversions to/from our former parent Company and current significant shareholder, Monaker Group, Inc. As of October 31, 2015, we are due $1,287,517 as a result of such transactions.

In fiscal 2015, we issued 15,000 shares of our Series B Preferred stock to a company controlled by our director Keith White for a purchase price of $75,000

On August 6, 2015, we issued a company controlled by our Chairman (Don Monaco) 20,000 shares of our series C preferred stock in consideration of his agreement to cancel and extinguish $100,000 of indebtedness owed to our former parent company, which indebtedness was convertible into 2 million shares of our common stock. Each share of series C preferred stock is convertible into that number of shares of common stock as is determined by dividing (A) the stated value ($5) by (B) the conversion price then in effect ($0.05). In addition, the series C preferred vote with the common stockholders and ach holder of series C preferred stock is entitled to the number of votes equal to one hundred (100) votes for each share of common stock into which the series C can be converted. Accordingly, these shares of series C preferred entitle Mr. Monaco’s to 200 million votes on any matter presented to the holders of common stock for a vote.

On August 6, 2015, we issued Keith White, a director, 15,000 shares of our series C preferred stock in exchange for 15,000 shares of series B preferred stock held by him. Mr. White originally paid $75,000 for his shares of series B preferred stock. Each share of series C preferred stock is convertible into that number of shares of common stock as is determined by dividing (A) the stated value ($5) by (B) the conversion price then in effect ($0.05). In addition, the series C preferred vote with the common stockholders and ach holder of series C preferred stock is entitled to the number of votes equal to one hundred (100) votes for each share of common stock into which the series C can be converted. Accordingly, Mr. White’s shares of series C preferred entitle him to 150 million votes on any matter presented to the holders of common stock for a vote.

Effective August 28, 2015, we issued 1,000,000 shares of our common stock to a company controlled by our Chairman (Don Monaco) for an aggregate purchase price of $50,000 ($0.05 per share).

Effective August 28, 2015, we issued a 0% promissory note in the amount of $50,000 to a company controlled by our Chairman on our board of directors. The note had a February 28, 2016 maturity date. On November 19, 2015, we agreed to issue the same company controlled by our Chairman (Don Monaco) 1 million shares of common stock valued at $0.05 per share in consideration of his agreement to cancel and extinguish this note. Accordingly, there is no outstanding balance under this note as of the date of this report.

On September 15, 2015, we issued 1,587,302 shares of our common stock to a company controlled by our Chairman (Don Monaco) for an aggregate purchase price of $100,000 ($0.063 per share).

In September 2015, we issued Monaker Group, Inc., our former parent and current significant shareholder, 10,359,890 shares of common stock in satisfaction of $1,128,686 in accrued dividends due them in respect of the Series A Preferred Stock held by them.

On November 30, 2015, a company controlled by our Chairman (Don Monaco) purchased 6 million units at a price of $0.05 per unit for an aggregate purchase price of $300,000. Each unit consisted of 1 share of common stock and a 1-year warrant to purchase 1 share of common at an exercise price of $0.05 per share. This resulted in the issuance of 6 million shares of common stock and a 1-year warrant to purchase 6 million shares of our common stock at an exercise price of $0.05 per share.

On December 1, 2015, our Chief Executive Officer (Alex Aliksanyan) converted 30,000 shares of Monaker Group Inc. Series D Preferred Stock into 1 million shares of our common stock pursuant to the terms of the Series D Preferred. Mr. Aliksanyan originally received these preferred shares in consideration of his sale of assets of Stingy Travel to us in February 2015. Mr. Aliksanyan became an officer and director upon closing of this transaction in February 2015.

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

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market.  The Board has determined that one of its six directors (Mr. LaVecchia is “independent”) in accordance with such definition.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for audits of the consolidated financial statements for the fiscal years indicated:

	2015	2014
Audit fees	$30,000	$30,000
Audit related fees	15,000	$15,000
Tax fees	3,000	3,000
All other fees	-	-
Total	$48,000	$48,000

Audit Fees. The fees identified under this caption were for professional services rendered by D’Arelli Pruzansky (DP) for fiscal years 2015 and 2014 in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2015 and 2014 were pre-approved by the Board of Directors.

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

3.3	Bylaws (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008, File No. 001-34106)

3.4	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2012, File No. 001-34106)

3.5

Certificate of Designations for Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

3.6

Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2015, File No. 001-34106)

3.7

Amendment to the Certificate of Designations for Series A Preferred Stock (Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2015, File No. 001-34106)

3.8

Certificate of Designations for Series B Preferred Stock (Incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2015 File No. 001-34106)

3.9

Certificate of Designations of Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2015, File No. 001-34106)

4.1

Certificate of Designations for Next 1 Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

4.2

Certificate of Designations for Next 1 Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

4.3

Certificate of Designations for Next 1 Series D Convertible Preferred Stock(Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

4.4

Note Amendment between Next 1 and Mark A. Wilton, as countersigned by Realbiz Media Group, Inc. dated February 24, 2014 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2014, File No. 001-34106)

4.5

Warrant issued by Realbiz Media Group, Inc. to Mark A. Wilton (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2014, File No. 001-34106)

4.6

Convertible Note for Himmil Investments, Ltd., dated October 20, 2014 (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.7

Warrant for Himmil Investments, Ltd., dated October 20, 2014 (Incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.8

Registration Rights Agreement, dated October 20, 2014 (Incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.9

Form of Convertible Note for Himmil Investments, Ltd. (Incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.10

Form of Warrant for Himmil Investments, Ltd. (Incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.11

Form of Registration Rights Agreement (Incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.12

Form of Amendment No. 1 to Convertible Note (Incorporated by reference to Exhibit 4.12 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.13

Form of 12% + 12% Convertible Promissory Note (Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 17, 2015, File No. 001-34106)

4.14

2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2015, File No. 333-2016216)

4.15	Form of Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015, File No. 001-34106)

10.1

Employment Agreement with Deborah Linden (Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014, File No. 001-34106)*

10.2

Employment Agreement with  Patrick Scheltgen (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014, File No. 001-34106)*

10.3

Employment Agreement with Mark Lemon (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014, File No. 001-34106)*

10.4

Asset Purchase Agreement with ReachFactor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014, File No. 001-34106)*

10.5

Employment Agreement with Suresh Srinivasan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014, File No. 001-34106)*

10.6

Employment Agreement with Suresh Srinivasan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014, File No. 001-34106)*

10.7

Employment Agreement with Alex Alikanyan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2015, File No. 001-34106)*

10.8

Securities Purchase Agreement between the Company and Himmil Investments, Ltd., dated October 20, 2014 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

10.9

Securities Purchase Agreement between the Company and Himmil Investments, Ltd., dated May 12, 2015 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

10.10

Employment Agreement with Thomas Grbelja (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2015, File No. 001-34106)

10.11

Settlement Agreement and Release with Himmil Investments Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2015, File No. 001-34106)

10.12

Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015, File No. 001-34106)

10.13	Placement Agent Agreement dated November 11, 2015 with Security Research Associates, Inc. (1)

21	List of Subsidiaries (1)

23.1	Consent of Independent Registered Accounting Firm (1)
31.1	Certification of Alex Aliksanyan pursuant to Rule 13a-14(a). (1)
31.2	Certification of Thomas Grbelja pursuant to Rule 13a-14(a). (1)
32.1	Certification of Alex Aliksanyan and Thomas Grbelja pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ Alex Aliksanyan
Alex Aliksanyan
Chief Executive Officer
February 18, 2016

/s/ Thomas M. Grbelja
Thomas M. Grbelja
Chief Financial Officer February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Alex Aliksanyan	Chief Executive Officer,	February 18, 2016
Alex Aliksanyan	Chief Information Officer, Chief Operating Officer and Director (Principal Executive Officer)

/s/ Thomas M. Grbelja	Chief Financial Officer	February 18, 2016
Thomas M. Grbelja	(Principal Financial And Accounting Officer)

/s/ Don Monaco	Director	February 18, 2016
Don Monaco

/s/ William Kerby	Director	February 18, 2016
William Kerby

/s/ Doug Checkeris	Director	February 18, 2016
Doug Checkeris

/s/ Keith White	Director	February 18, 2016
Keith White

/s/ Pasquale M. LaVecchia	Director	February 18, 2016
Pasquale M. LaVecchia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RealBiz Media Group, Inc.

We have audited the accompanying consolidated balance sheets of RealBiz Media Group, Inc. as of October 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended October 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealBiz Media Group, Inc. as of October 31, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses of $6,686,182 and $4,605,327 and had cash used in operations of $1,527,745 and $2,306,959, for the years ended October 31, 2015 and 2014, respectively. In addition, the Company had an accumulated deficit of $20,796,181 and a working capital deficit of $1,152,189 at October 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        /s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Coconut Creek, Florida

February 16, 2016

5489 Wiles Road, Suite 303               Coconut Creek, FL 33073               Phone 754 205.6417               Fax 754 205.6419

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	October 31,
	2015	2014

Assets
Current Assets
Cash	$307,774	$20,066
Accounts receivable, net of allowance for doubtful accounts	68,152	118,408
Due from former officer	87,500	-
Prepaid expenses	3,300	3,300
Total current assets	466,726	141,774

Property and equipment, net	34,747	45,778
Website development costs and intangible assets, net	-	3,701,144
Due from affiliates, net of allowance	-	131,086
Total assets	$501,473	$4,019,782

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$743,659	$1,880,294
Deferred revenue	26,494	45,565
Derivative liabilities	628,762	305,220
Convertible notes payable, net of discount of $-0- and $-0-, respectively	-	60,000
Loans payable	220,000	170,000
Total current liabilities	1,618,915	2,461,079

Convertible notes payable - long term, net of discount of $875,656 and $147,395, respectively	690,210	2,605

Total liabilities	2,309,125	2,463,684

Stockholders' Equity (Deficit)
Series A convertible preferred stock, $.001 par value; 120,000,000 authorized and 46,188,600, shares issued and outstanding at October 31, 2015; 66,801,653 shares issued and outstanding at October 31, 2014.	46,189	66,802

Series B convertible preferred stock, $.001 par value; 1,000,000 authorized and -0- shares issued and outstanding at October 31, 2015 and 2014, respectively.	-	-
Series C convertible preferred stock, $.001 par value; 1,000,000 authorized and 35,000 shares issued and outstanding at October 31, 2015 and -0- shares issued and outstanding at October 31, 2014.	35	-

Common stock, $0.001 par value; 250,000,000 shares authorized; 133,687,500 and 84,980,282 shares issued and outstanding at October 31, 2015 and 2014, respectively	133,688	84,980

Additional paid-in-capital	19,047,754	15,453,329
Subscription advances	-	130,000
Accumulated other comprehensive income (loss)	(60,626)	34,036
Accumulated deficit	(20,796,181)	(14,250,558)
Total stockholders' equity (deficit) attributable to Realbiz Media Group, Inc.	(1,629,142)	1,518,589

Non-controlling interest	(178,512)	37,509

Total stockholders’ equity (deficit)	(1,807,652)	1,556,098

Total liabilities and stockholders' equity (deficit)	$501,473	$4,019,782

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended
	October 31,
	2015	2014

Revenues
Real estate media revenue	$1,230,916	$1,090,674

Cost of revenues	474,292	414,652

Gross profit	756,624	676,022

Operating expenses
Salaries and benefits	1,269,921	1,152,600
Selling and promotions expense	267,692	254,575
Loss on impairment of intangible assets	1,802,106	125,000
Depreciation and amortization expense	1,918,115	1,791,202
General and administrative	1,569,916	1,906,832
Total operating expenses	6,827,750	5,230,209

Operating loss	(6,071,127)	(4,554,187)

Other income (expense)
Interest expense	(806,272)	(3,919)
Derivative liability expense	(255,536)	(234,303)
Gain (loss) on change on fair value of derivative liabilities	126,117	9,323
Gain on forgiveness of notes payable and accrued expenses	301,920	-
Foreign exchange gain	44,368	1,659
Other income (expense)	(25,652)	176,100
Total other income (expense)	(615,055)	(51,140)

Net loss	$(6,686,182)	$(4,605,327)

Net (gain) loss attributable to the non-controlling interest	332,828	136,316

Net loss attributable to RealBiz Media Group Inc.	(6,353,354)	(4,469,011)

Preferred Stock Dividend	(239,644)	(391,552)

Net loss attributable to common stockholders	$(6,592,998)	$(4,860,563)

Weighted average number of shares outstanding	106,933,513	65,628,920

Basic and diluted net loss per share	$(0.06)	$(0.08)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	(94,662)	50,368
Comprehensive loss	$(6,448,016)	$(4,418,643)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the years ending October 31, 2015 and 2014

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock
	# of shares	Par	# of shares	Par	# of shares	Par	# of shares	Par	Additional Paid-In Capital	Non-control Interest	Subscrip Advances	Other Comp Income	Accumulated Deficit	Total Stockholders' Equity

Balance, October 31, 2013	94,009,762	94,010	-	-	-	-	49,039,511	49,040	13,191,289	(33,700)	13,500	(16,333)	(9,361,186)	3,936,620

Shares issued for cash proceeds							4,163,712	4,164	838,504					842,668
Exercise of warrants for cash proceeds							2,975,111	2,975	663,545					666,520
Shares issued for consulting							2,134,430	2,134	967,931					970,065
Shares issued for ReachFactor assets							2,000,000	2,000	298,000					300,000
Shares issued to ReachFactor executives as part of assets purchase price							2,000,000	2,000	298,000					300,000
Shares issued for conversion of Monaker Group Inc. Preferred stock:
Series B							14,765,000	14,765	723,485					738,250
Series C							1,300,000	1,300	128,700					130,000
Series D							1,937,973	1,939	288,786					290,725
Shares issued upon conversion of promissory notes issued by the parent							3,100,000	3,100	151,900					155,000
Constructive distributions related to the conversion of preferred shares and debt issued by the parent into shares of the Company's common stock									(10,932,591)					(10,932,591)
Shares issued for conversion of convertible promissory notes							1,466,666	1,467	218,533					220,000
Warrants exercised in lieu of consulting fees							70,879	71	12,686					12,757
Issuance of Series A Preferred shares based upon the "top up" provision in the certificate of designation	25,990,238	25,990							5,170,730					5,196,720
Reduction of Series A Preferred for conversion of Monaker Group Inc. Preferred stock and convertible debt	(53,198,347)	(53,198)							(1,233,884)					(1,287,082)
Warrants issued for debt modification of Monaker Group Inc. convertible promissory note									4,809,308					4,809,308

Warrants issued with convertible promissory note									14,760					14,760

Preferred stock dividend(s)													(391,552)	(391,552)

Other comprehensive income (loss)										8,889		50,368		59,257

Settlement of prior year advances by issuance of common shares							27,000	27	13,473		(13,500)			-

Advances											130,000			130,000

Net loss attributable to Realbiz Media Group, Inc.													(4,469,011)	(4,469,011)

Net loss attributable to non controlling interest										(136,316)				(136,316)

Equity in non controlling interest									(169,826)	198,636			(28,810)	-

Balance, October 31, 2014	66,801,653	66,802	-	-	-	-	84,980,282	84,982	15,453,329	37,509	130,000	34,035	(14,250,559)	1,556,098

Shares issued for cash proceeds							3,887,302	3,887	272,113					276,000

Shares issued for consulting and professional fees							4,213,350	4,213	608,177					612,390

Shares issued for compensation							1,604,000	1,604	159,126					160,730

Retirement of common stock							(750,000)	(750)	(111,750)					(112,500)

Shares issued for conversion of Monaker, Inc. Preferred stock:														-
Series A							3,314,030	3,314	725,773					729,087
Series B							5,000,000	5,000	530,000					535,000
Series C							4,181,000	4,181	459,169					463,350
Series D							3,906,763	3,907	571,728					575,635

Shares issued upon conversion of promissory notes issued by the parent							4,100,000	4,100	387,900					392,000

Conversion of Series B preferred into common stock			(11,000)	(11)				-	11					-

Shares issued for accrued interest on convertible promissory notes							1,154,033	1,154	114,229					115,383
														-
Conversion of Series B Preferred shares to Series C			(15,000)	(15)	15,000	15								-

Shares issued for conversion of convertible promissory notes							7,984,241	7,984	319,821					327,805

Reduction of Series A Preferred for conversion of Monaker Group Inc. Preferred stock	(20,613,053)	(20,613)					(483,955)	(484)	(613,930)				355,294	(279,733)

Preferred stock dividend (s)													(239,644)	(239,644)

Shares issue for conversion of Monaker Group, Inc. convertible promissory note					20,000	20								20

Share issued for Series A Preferred stock dividend(s)							10,596,454	10,595	1,144,496					1,155,091

Allowance for uncollectibility of Due from affiliate									(1,287,517)					(1,287,517)

Other comprehensive income (loss)										(6,006)		(94,662)		(100,668)

Issuance of Series B Preffered as Settlement of prior year advances by issuance of common shares			26,000	26					129,974		(130,000)			-

Net loss attributable to Realbiz Media Group, Inc.													(6,353,354)	(6,353,354)

Net loss attributable to non controlling interest										(332,828)				(332,828)

Equity in non controlling interest									185,106	122,813			(307,919)	-

Balance, October 31, 2015	46,188,600	46,189	-	-	35,000	35	133,687,500	133,688	19,047,754	(178,512)	-	(60,626)	(20,796,181)	(1,807,652)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,686,182)	$(4,605,327)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on forgiveness of notes payable and accrued expenses	(301,920)	-
Amortization and depreciation	1,918,115	1,791,202
	-	-
Loss on impairment of intangible assets	1,802,106	125,000
(Gain) loss on change in fair value of derivative liabilities	(126,117)	(9,323)
Derivative liability expense	255,536	234,303
Bad debt expense	2,800	-
Amortization of debt discount	461,654	-
Stock based compensation and consulting fees	612,390	982,823
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	47,456	(42,361)
Increase in due from former officer	(87,500)	-
Increase in prepaid expenses	-	(3,028)
Decrease (increase) in security deposits	-	345
Increase in accounts payable and accrued expenses	461,902	231,708
Decrease (increase) in due to/from affiliates	131,086	(1,026,556)
Increase (decrease) in deferred revenue	(19,071)	14,255
Net cash used in operating activities	(1,527,745)	(2,306,959)

Cash flows from investing activities:
Purchase of computer equipment	(17,688)	(5,835)
Payments towards software developments costs	(36,310)	(52,190)
Payments towards website development costs	(66,549)	(691,555)
Net cash used in investing activities	(120,547)	(749,580)

Cash flows from financing activities:
Proceeds from loan payable	125,000	125,000
Proceeds from convertible promissory notes	1,610,000	95,000
Payments applied to loans payable	(75,000)	(21,214)
Proceeds from subscription advances	-	130,000
Proceeds from the sale of common stock and warrants	276,000	842,668
Proceeds from the exercise of outstanding warrants	-	666,520
Net cash provided by financing activities	1,936,000	1,712,974

Effect of exchange rate changes on cash	-	59,257

Net increase (decrease) in cash	287,708	(1,284,308)

Cash at beginning of period	20,066	1,304,374

Cash at end of period	$307,774	$20,066

Supplemental disclosure:
Cash paid for interest	$67,141	$1,314

	For the years ended
	October 31,
	2015	2014

Supplemental disclosure of non-cash investing and financing activity:
Common stock retired
Value	$112,500	$-
Shares	750,000	-

Shares issued to satisfy Preferred Series A stock dividend
Value	$1,155,091	-
Shares	10,596,454	-

Shares issued for the conversion of convertible promissory notes
Value	$327,805	$220,000
Shares	7,984,241	1,466,666

Shares issued for the ReachFactor agreement:
Value	$-	$600,000
Shares	-	4,000,000

Preferred stock dividends accrued:
Value	$239,644	$391,552

Monaker Group Preferred A converted to common
Value	$729,087	$-
Shares	3,314,030	-

Settlement of prior year advances for subscriptions of common stock:
Value	$30,000	$13,500
Shares	100,000	27,000
Warrants	100,000	9,000

Monaker Group Inc. Preferred Series B shares converted to common stock:
Value	$535,000	$738,250
Shares	5,000,000	14,765,000

Monaker Group Inc. Preferred Series C shares converted to common stock:
Value	$463,350	$130,000
Shares	4,181,000	1,300,000

Monaker Group Inc. Preferred Series D shares converted to common stock:
Value	$575,635	$290,725
Shares	3,906,7635	1,937,973

Monaker Group Inc. convertible promissory notes converted to common stock:
Value	$392,000	$155,000
Shares	4,100,000	3,100,000

Warrants issued for Monaker Group, Inc.. debt modifications:
Value	$-	$4,809,308
Warrants	-	12,000,000

	For the years ended
	October 31,
	2015	2014

Supplemental disclosure of non-cash investing and financing activity (continued):
Series A Preferred shares issued for "top up" provision:
Value	-	$5,196,720
Shares	-	25,990,238

Reduction of Series A Preferred shares for conversion of Monaker Group Inc.'s Preferred Shares and Debt:
Value	$20,613	$1,287,082
Shares	20,613,053	53,198,347

Costs associated with convertible promissory notes:
Derivative liability expense	$255,536	$234,303

Loan origination fees	$-	$55,000

Common stock issued for accrued interest on convertible promissory notes
Value	$115,383
Shares	1,154,033

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

On October 9, 2012 RealBiz Holdings, Inc. (RealBiz) n.k.a. RealBiz Media Group, Inc., formerly a private entity, was party to two transactions. In the first transaction shares of its common stock were acquired by an unrelated public company, Monaker Group, Inc. f/k/a Next 1 Interactive, Inc. (the “Parent” or “Monkaer”). This transaction was accounted for by the Parent as a business combination using the acquisition method of accounting. Accordingly, the fair value adjustments were "pushed down" to RealBiz's books in accordance with the SEC Staff Accounting Bulletin Topic 5J "New Basis of Accounting Required in Certain Circumstances. In the second transaction RealBiz entered into a reverse acquisition transaction with another public company, Webdigs, Inc. (Webdigs) whereby Webdigs acquired 100% of RealBiz in exchange for Webdigs issuing a voting preferred stock to the Parent giving the Parent control over Webdigs. This transaction was accounted for as a recapitalization of RealBiz. Webdigs then changed its name to RealBiz Media Group, Inc.

The chronological historical events leading to the above transactions are as follows:

On August 8, 2012, Monaker together with its subsidiary Next One Realty (the trade name for Monaker’s wholly owned subsidiary RealBiz Media Group, Inc., a Florida corporation f/k/a Attaché Travel International, Inc.(“RBIZ FL”) entered into a Purchase Agreement (“Acknew Purchase Agreement”) with Acknew Investments Inc. (“Acknew”) and RealBiz Holdings Inc. Under the Acknew Purchase Agreement, Monaker had agreed to acquire from Acknew common shares of RealBiz Holdings, Inc. representing approximately an 85% ownership interest in RealBiz Holdings, Inc. RealBiz Holdings Inc. is the parent corporation of RealBiz 360, Inc. and RealBiz 360 Enterprise (Canada), Inc. (together referred to as “RealBiz”).

Pursuant to the Acknew Purchase Agreement, Monaker and Webdigs, Inc. (“Webdigs” or the “Company”) would consummate a share exchange transaction contemplated by a Share Exchange Agreement dated April 5, 2012 (“Share Exchange Agreement”) by and between Monaker and Webdigs. In that contemplated share exchange transaction, Monaker would receive a controlling interest in Webdigs through its receipt of approximately 93 million shares of newly designated preferred stock representing approximately 92% of the total outstanding capital stock of Webdigs immediately after the transaction. In exchange, Monaker would transfer its entire share ownership in RBIZ FL. (Next One Realty) to Webdigs.

On October 9, 2012, Webdigs and Monaker completed the transactions contemplated by the Share Exchange Agreement. Under the Share Exchange Agreement, Webdigs received all of the outstanding equity in RBIZ FL. In exchange for Webdigs’s receipt of the RBIZ FL shares from Monaker, Webdigs issued Monaker a total of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock”). The exchange of RBIZ FL shares in exchange for the Series A Stock of Webdigs is referred to as the “Exchange Transaction.”

As a condition to the closing of the Exchange Transaction, the Company changed its name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.” on October 9, 2012, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

Nature of Business

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

Products and Services:

We currently offer the following products and services:

Enterprise Video Production: We service some of the largest and well known franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisor’s websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012-2014 and will be eclipsing that production in 2016. This core area significantly contributes to our growth not only in this core service but continues to allow us access to national databases and directly agents and brokers to allow us access to upgrades and upsell other core products and services. We currently have the ability to produce over 15,000 videos per day and have exclusive agreements with key players such as Century21 Scheetz and ERA systems.

Nestbuilder Agent 2.0 (formerly PowerAgent): Nestbuilder Agent 2.0 is a newly developed comprehensive marketing toolset for the professional real estate agent which utilizes our proprietary video technology to allow any agent to create videos for their listings, edit them with music and an introduction and market the videos through multiple sources. This product is powered by an intuitive CRM (contact management) and has been designed to alllow agents to extend their marketing reach through social media management, email marketing and web site syndication. In addition, the iOs and Android apps work in conjunction with Nestbuilder Agent 2.0 allowing the agent to take many of the capabilities mobile, right to where the asset is located. Nestbuilder Agent 2.0 has been in beta testing for the past 8-months with over 180 agents introduced to the agent community in January 2016. Early reviews of this product from industry experts have been extremely favorable. We intend to sell this product via a monthly subscription model.

The Virtual Tour (VT) and Microvideo App (MVA): These programs were developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. The MVA is a proprietary video widget marketing application designed to deliver video and integrate SEO strategies, traffic generation, e-mail, lead generation with mobile-friendly viewing. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS, continued

ReachFactor: Our social media and marketing platform under the “ReachFactor” brand name offers a variety of solutions to agents and brokers such as web design and web hosting, digital ad campaigns, blogging, social media management, reputation management and search engine optimization.

NestBuilder Website Portal: We provide a consumer real estate portal at www.nestbuilder.com which contains over 1.5 million listings. Unlike other leaders in the space that agents are seeking alternatives to, NestBuilder focuses on building agent’s brands and delivering high-quality leads. They achieve this by offering fully customizable webpages in NestBuilder Agent that will follow their homebuyer throughout the home search, ultimately turning NestBuilder.com into each agent’s very own national portal. We provide this website free of charge to consumer and agent.

Nestbuilder Agent: This agent-only platform allows agents to claim and customize their own web page to be used as a marketing platform. This platform interacts with nestbuilder.com site allowing agents to claim their listings and then create customized listing pages, as well as being able to pull other MLS property listings to create specialized marketing messages. Additionally, the agent can view the effectiveness of their marketing efforts through a dashboard that shows multiple statistics including number of views, time spent, origination and lead generation. This platform is provided free of charge and empowers the real estate agent with content and assets that they can use to pursue prospects and generate leads.

Ezflix Mobile App: The ezflix app is a free mobile/web video editor that pre-integrates with an agent’s listing data, allowing them to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media, email, and multiple other real estate portals including NestBuilder (www.nestbuilder.com) thereby giving agents a way to personalize their listing videos with entertaining local relevant content. This application is available in both Web and Mobile, was initially launched in both the Android and iOS versions in January and February 2015. This platform as it evolves will combine our VT (Virtual Tour) and MVA (Microvideo App) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers’ network. This product integration has been substantially upgraded during 2015 and will integrate with our Nestbuilder Agent 2.0 product released in January 2016.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2015 and 2014 include the operations of RealBiz Media Group, Inc. and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 and the historical operations of RealBiz Media Group, Inc., which includes its subsidiaries RealBiz 360 Enterprise (Canada), Inc. and RealBiz 360, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents during the years ended October 31, 2015 and 2014.

 Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. For the years ended October 31, 2015 and 2014, the Company determined the allowance for doubtful accounts to be $-0-.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $28,720 and $16,414 for the years ended October 31, 2015 and 2014, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the year ended October 31, 2015 and 2014, the Company has capitalized of costs associated with the development of a mobile app that has not been placed into service.

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount that the book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did record an impairment loss of $1,802,106 and $125,000 related to its intangible assets during the years ended October 31, 2015 and 2014, respectively.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,889,395 and $1,672,187 for the years ended October 31, 2015 and 2014, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

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

For the Years Ended October 31, 2015 and 2014

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

Cost of Revenues

Cost of revenues includes costs attributable to services sold and delivered. These costs include such items as credit card fees, sales commission to business partners, engineering costs incurred to maintain our networks, expenses related to our participation in industry conferences, and public relations expenses.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the years ended October 31, 2015 and 2014 was $46,380 and $138,226, respectively.

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

Foreign Currency and Other Comprehensive Income (Loss) (continued)

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized net foreign exchange gains of $44,368 and $1,659 for years ended October 31, 2015 and 2014, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the years ended October 31, 2015 and 2014, the company reported other comprehensive loss of $94,662 and income of $59,257, respectively.

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

●	As of October 31, 2015 - Canadian dollar $0.76438 to US $1.00

●	For the year ended October 31, 2015 - Canadian dollar $0.8059 to US $1.00

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes, continued

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company's tax returns for its October 31, 2014, 2013and 2012 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The company has been assessed a $20,000  penalty for late filing of certain informational tax returns related to foreign operations. Management has requested abatement of those penalties on the basis of reasonable cause.

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

	October 31,	October 31,
	2015	2014
Series A convertible preferred stock issued and outstanding	46,188,600	66,801,653
Series C convertible preferred stock issued and outstanding	35,000	-
Warrants to purchase common stock issued, outstanding and exercisable	4,980,000	15,378,858
	-	-
Shares on convertible promissory notes	30,391,250	3,476,923
	81,594,850	85,657,434

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

For the Years Ended October 31, 2015 and 2014

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $6,686,182 and $4,605,327 for the years ended October 31, 2015 and 2014, respectively. At October 31, 2015, the Company had a working capital deficit of $1,152,189, and an accumulated deficit of $20,796,181. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At October 31, 2015 and 2014, the Company's property and equipment are as follows:

	Estimated Life (in years)	October 31, 2015	October 31, 2014
Office equipment	3	$82,719	$65,030
Less: accumulated depreciation		(47,972)	(19,252)

		$34,747	$45,778

The Company has recorded $28,720 and $16,414 of depreciation expense for the years ended October 31, 2015 and 2014, respectively. There was no property and equipment impairment recorded for the years ended October 31, 2015 and 2014.

NOTE 5: INTANGIBLE ASSETS AND BUSINESS COMBINATION

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	October 31, 2015

		Accumulated		Net Carrying
	Cost	Amortization	Impairment	Value
Sales/Marketing agreement	$4,796,178	$4,071,033	$725,145	$-
Website development costs	1,527,307	801,900	725,407	-
Web platform/customer relationships - ReachFactor acquisition	600,000	375,070	224,930	-
Software development costs	155,840	29,216	126,624	-
	$7,079,325	$5,277,219	$1,802,106	$-

	October 31, 2014
		Accumulated		Net Carrying
	Cost	Amortization	Impairment	Value
Sales/Marketing agreement	$4,796,178	$2,754,696		$2,041,482
Website development costs	1,527,307	294,839		1,232,468
Web platform/customer relationships - ReachFactor acquisition	600,000	99,996	125,000	375,004
Software development costs (not placed in service)	52,190	-0-	-0-	52,190
	$6,975,675	$3,149,531	$125,000	$3,701,144

During the years ended October 31, 2015 and 2014, the Company incurred expenditures of $66,549 and $691,555, respectively for website development costs as a new development team was brought in to assess the quality of the website. Upon their recommendation, significant changes, upgrades and modifications were recommended and have been ongoing since the post launch date of March 4, 2014. This is being done to ensure that the site works capably as the Company's "revenue driver". This capitalization falls with the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

During the year ended October 31, 2014, the Company incurred expenditures of $52,190 for software development costs to develop a mobile app called "EZ FLIX" as a tool to assist users in converting still pictures to video. An additional $36,310 was invested in this application during the year ended October 31, 2015. The Company capitalized internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers anticipated to be available in the fourth quarter of the current fiscal year. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. The app was placed into service in April, 2015.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 5: INTANGIBLE ASSETS AND BUSINESS COMBINATION (continued)

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

Purchase Price
Recipients	Value per share	Number of shares issued	Total Value
ReachFactor, Inc.	$0.15	2,000,000	$300,000
Suresh Srinivasan	$0.15	1,000,000	$150,000
Arun Srinivasan	$0.15	1,000,000	$150,000
		4,000,000	$600,000

Assets Acquired
Total Value
Web platform and customer relationships	$600,000
Purchase price	$600,000

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

In November 2015, management uncovered a prior financial defalcation committed during the year ended October 31, 2015 by a former employee who was also a former officer of the Company. The former employee has agreed to reimburse the company for his actions. The company has recorded the amount due in this circumstance as Due from former officer, in the amount of $87,500.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $1,889,352 and $1,772,183, for years ended October 31, 2015 and 2014, respectively. On October 31, 2015, the company impaired the remaining un-amortized costs totaling $1,802,106 for all previously capitalized website development costs and intangible assets.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the years ended October 31, 2015 and 2014, the Company’s accounts payable and accrued expenses are as follows:

	October 31,
	2015	2014
Trade payables and accruals	$340,844	$281,352
Accrued preferred stock dividends	-	915,447
Payroll and commissions	172,500	456,875
Other liabilities	230,318	226,620
Total accounts payable and accrued expenses	$743,662	$1,880,294

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses and various debt obligation conversions to/from our former parent Company, Monaker Group, Inc. As of October 31, 2015 and 2014, the Company is due $1,287,517 and $131,086, respectively as a result of such transactions. However, as of October 31, 2015, management has elected to record an allowance against the entire amount due from affiliate. The allowance was required due to the uncertainty of the collectability of the outstanding balance.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 8: CONVERTIBLE NOTES PAYABLE

During the year ended October 31, 2015, the Company:

On June 16, 2015, the Company issued a two (2) year, 7.5% unsecured convertible note maturing on June 16, 2017 with a non-related third party investor valued at $500,000 and received $480,000 in cash proceeds net of $20,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued a warrant to the holder with a two year life and a fair value of approximately $17,500 to purchase 675,000 shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.10 per share included as part of the debt discount. The Note and the Warrant were issued pursuant to the terms of a Securities Purchase Agreement, dated May 12, 2015, entered into by the Company and the Investor. The issuance of the Note and Warrant were contingent upon a registration statement being declared effective by the Securities and Exchange Commission, which occurred on June 12, 2015. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.71%, dividend yield of -0-%, volatility factor of 214.49% based on historical movements in our stock price, and an expected life of 2.0 years. The value of these warrants was charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or after the issuance date, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means the lower of the fixed conversion price of $0.10 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the average of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending on and including the trading day immediately preceding the conversion date. The conversion price will be subject to adjustment upon the happening of certain events, including the issuance of securities at a price lower than the fixed conversion price. If the Company fails to timely issue shares of Common Stock after receipt of a conversion notice, it will be obligated to pay to the holder 1% of the product of the number of shares of Common Stock not timely issued and the closing sale price of the Common Stock on the trading day preceding the last possible date which we could have issued the shares of Common Stock to the holder. In addition, the Company will also be required to pay the buy-in price under certain circumstances. The holder is not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of Common Stock. The Note can be prepaid by the Company at any time after the issuance date at a prepayment penalty of 125% of the balance outstanding, including interest thereon. The Note contains certain covenants, including certain restrictions on incurrence of indebtedness, liens, cash dividend payments, transfer of assets, until such time as the note is converted, redeemed or paid in full.

Additionally, the Company accounted for the embedded conversion option liability in accordance with ASC 815 as well as related interpretation of this standard. The Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument The initial fair value of the embedded conversion option liability associated with the funds received on June 16, 2015, was valued using the Black-Scholes model, resulting in an initial fair value of $755,536. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 239%, (3) risk-free interest rate of 0.13%,and (4) expected life of 2.00 years.

The fair value of embedded conversion option liability at October 31, 2015 was valued using the Black-Scholes model, resulting in a fair value of $628,762, resulting in a gain in the change in the fair value of derivatives totaling $126,117 for the year ending October 31, 2015. The assumptions used in the Black-Scholes pricing model at October 31, 2015 are as follows: (1) dividend yield of 0%; (2) expected volatility of 264.21%, (3) risk-free interest rate of 1.50%, and (4) expected life of 1.63 years. During the year ended October 31, 2015, $402,503 of the debt discount has been amortized and recorded as interest expense. Stated interest charged to operations relating to this note for the years ended October 31, 2015 and 2014 amounted to $4,623 and $-0-, respectively. As of October 31, 2015, the remaining principal balance is $435,866 and the remaining un-amortized discount balance was $406,593. These notes were repaid in full on December 2015 pursuant to a settlement agreement with the noteholder. See Note 16-Subsequent Events.

During the year end October 31, 2014:

●     On October 20, 2014, the Company issued a two (2) year, 7.5% convertible promissory note maturing on October 19, 2016 with a non-related third party investor valued at $150,000 and received $95,000 in cash proceeds net of $55,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued 300,000 warrants to the holder with a two-year life and a fair value of approximately $14,760 to purchase shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.17 per share included as part of the debt discount. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The value of these warrants was charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means the lower of the fixed conversion price of $0.20 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the lowest of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending on and including the trading day immediately preceding the conversion date.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 8: CONVERTIBLE NOTES PAYABLE, continued

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

The initial fair value of the embedded conversion option liability associated with the funds received on October 20, 2014, was valued using the Black-Scholes model, resulting in an initial fair value of $314,543 and recorded as a current liability. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 359.58%, (3) risk-free interest rate of 0.37%, and (4) expected life of 2.00 years. The value of the conversion option liability underlying the convertible promissory note at October 31, 2014 was $305,220 and the assumptions used in the Black-Scholes pricing model at October 31, 2014 are as follows: (1) dividend yield of 0%; (2) expected volatility of 356.68%, (3) risk-free interest rate of 0.50%, and (4) expected life of 2.00 years. The Company recognized a gain from the decrease in the fair value of the conversion option liability in the amount of $9,323 during the year ended October 31, 2014, representing the change in fair value. The Company recognized a derivative liability expense of $234,303. Interest charged to operations relating to this note for year ended October 31, 2015 and 2014 amounted to $24,425 and $2,605 respectively.

The following table sets forth a summary of change in fair value of our derivative liabilities for the years ended October 31, 2015 and 2014:

Beginning balance @ 10/31/2013	$-
Embedded conversion derivative liability recorded in connection with the issuance of convertible debentures	314,543
Change in fair value of embedded conversion features of convertible debentures included in earnings	(9,323)
Balance @ 10/31/2014	305,220

Elimination of deferred liability due to payoff of convertible debenture	(305,220)

Embedded conversion derivative liability recorded in connection with the issuance of convertible debentures	754,879

Change in fair value of embedded conversion features of convertible debentures included in earnings	(126,117)
Balance @ 10/31/2015	$628,762

NOTE 9: LOANS PAYABLE

For the years ended October 31, 2015 and 2014, the Company’s loans payable is summarized follows:

	October 31,
	2015	2014
Loan payable	$50,000
Non-related third party debtor	170,000	170,000
Total Loans payable	$220,000	$170,000

There was no activity for the years ended 2015 and 2014 for the non –related third party debtor. The loan payable was from a company controlled by the Company’s Chairman and was issued with no interest due in February 2016. In November 2015, this note was converted into 1 million shares of the Company’s common stock in exchange for cancellation of this note.

NOTE 10: SHARE-BASED COMPENSATION

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award.

Stock Options consist of the following for the years ended October 31, 2015 and 2014:

Weighted
		Weighted		average
		average	Aggregate	remaining
	Number of	exercise	intrinsic	contractual
	options	price	value	term (years)

Outstanding at October 31, 2013	1,000	$50.00	-	1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	1,000	50.00	-	1.00

Outstanding at October 31, 2014	-	$-	$-	-
Granted	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at October 31, 2015	-	$-	$-	-

The aggregate intrinsic value in the table above represents the difference between the closing stock price on October 31, 2015 and the exercise price, multiplied by the number options at October 31, 2015.  There were no options exercised during the years ended October 31, 2015 and 2014 and as of October 31, 2014 all options have expired.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 11: STOCKHOLDERS’ EQUITY

On July 31, 2014, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 250,000,000 from 125,000,000 and increased the Company's Series A Convertible Preferred Stock to 120,000,000 from 100,000,000. On July 31, 2014, the Board designated the terms of Series B Convertible Preferred Stock and 1,000,000 shares were authorized. Additionally, on August 6, 2015, the Board designated the terms of Series C Convertible Preferred Stock and 1,000,000 shares were authorized.

The total number of shares of all classes of stock that the Company shall have the authority to issue is 375,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.001 par value per shares; and 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 45,188,600 are outstanding as of the date of this report (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of the date of this report and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 35,000 shares are outstanding as of the date of this report.

Common Stock

During the year ended October 31, 2015, the Company:

•          issued 450,000 shares of its common stock for cash proceeds of $45,000.

•          issued 1,100,000 shares of its common stock for conversion of 11,000 shares of the Company's Series B Preferred Shares valued at $55,000. These common shares were valued at the carrying value of the Series B Preferred shares.

•          issued 4,051,350 shares of its common stock for a total value of $608,925 for consulting and professional fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•          issued 34,000 shares of its common stock valued at $3,855 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•          issued 3,314,030 shares of its common stock valued at $729,087 upon the conversion of the holders of Monaker Dual Convertible Series A Preferred shares held in our former parent company Monaker. These common shares were valued based on the closing price on the date the shares were issued.

•          issued 5,000,,000 shares of its common stock valued at $610,000 upon the conversion of the holders of Monaker Dual Convertible Series B Preferred shares held in our former parent company Monaker Group Inc. These common shares were valued based on the closing price on the date the shares were issued.

•          issued 4,181,000 shares of its common stock valued at $440,110 upon the conversion of the holders of Monaker Dual Convertible Series C Preferred shares held in our former parent company Monaker Group Inc. These common shares were valued based on the closing price on the date the shares were issued.

•          issued 3,906,763 shares of its common stock valued at $575,635 upon the conversion of the holders of Monaker Dual Convertible Series D preferred shares held in its former parent company Monaker Group Inc. These common shares were valued based on the closing price on the date the shares were issued.

•          issued 4,100,000 shares of its common stock valued at $392,000 upon the conversion of the holders of Monaker debt held in our former parent company Monaker Group Inc. These common shares were valued based on the closing price on the date the shares were issued.

•          issued 1,157,333 shares of its common stock valued at $115,733 as payment for accrued interest on convertible promissory notes as requested by the note holders according to contractual terms.

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

•          evaluated the conversion feature of certain convertible promissory notes and determined the Company’s common stock exceeded the conversion price as stated in each of the convertible promissory notes representing a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $775,780 was recognized as part of additional paid in capital.

•          issued 7,984,291 shares of its common stock valued at $327,805 upon the conversion of certain convertible promissory notes as requested by the note holder in accordance with contractual terms.

•          issued 1,570,000 common shares for a total value of $156,875 to a former employee as full settlement of deferred compensation and accrued vacation owed to him.

●	received 750,000 shares of its common stock originally held in escrow for Suresh Srinivasan, former Chief Operating Officer. These shares were retired at par valued at $750.

●	issued 1,000,000 shares of our common stock to a company controlled by our Chairman (Don Monaco) for an aggregate purchase price of $50,000 ($0.05 per share).

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

 NOTE 11: STOCKHOLDERS’ EQUITY, continued

●	issued 1,587,302 shares of our common stock to a company controlled by our Chairman (Don Monaco) for an aggregate purchase price of $100,000 ($0.063 per share).
issued 1,000,000 shares of our common stock valued at $6,000 (share price $0.06 per share).

●

On September, 28 2015, we issued 1,503,183 million shares of our common stock upon conversion of 45,100 shares of the holders of Monaker Dual Convertible Series D preferred shares held in the former parent company Monaker Group Inc. We did not receive any proceeds for the issuance of these shares.

●	issued 6,845,714 shares of our common stock to holders of series A preferred stock in consideration of accrued and unpaid dividends of $915,447 due at August 31, 2014.

●	issued 3,750,738 shares of common stock to holders of series A preferred stock in consideration of accrued and unpaid dividends of $239,644 as of April 30, 2015.

During the year ended October 31, 2014, the Company:

●	issued 4,163,712 shares of its common stock along with 3,532,389 one year warrants with an exercise price between $0.18 and $1.25 for cash proceeds of $842,668.

●	issued 2,975,111 shares of its common stock upon exercise of 2,975,111 outstanding warrants for cash proceeds of $666,520.

●

issued 2,134,430 shares of its common stock along with 235,780 one year warrants with an exercise price of between $0.05 and $1.00 for a total value of $970,065 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 0.14%, dividend yield of -0-%, volatility factor between 318.89% to 611.08% and expected life of one year.

●

On May 24, 2014, the Company issued 2,000,000 shares of common stock as part of employment agreements in place with executives valued at $300,000. This was part of the purchase price under the ReachFactor Asset Purchase Agreement. The value of the common stock was based on the fair value of the stock, representing its quoted trading price, at the time of issuance.

●

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

●

issued 14,765,000 shares of its common stock valued at $738,250 upon the conversion of the holders of convertible Series B preferred shares held in its parent company Monaker, Inc. These common shares were valued at the carrying value of the converted parent company Series B preferred shares.

●

issued 1,300,000 shares of its common stock valued at $130,000 upon the conversion of the holders of convertible Series C preferred shares held in its parent company Monaker, Inc. These common shares were valued at the carrying value of the converted parent company Series C preferred shares.

●

issued 1,937,973 shares of its common stock valued at $290,725 upon the conversion of the holders of convertible Series D preferred shares held in its parent company Monaker, Inc. These common shares were valued at the carrying value of the converted parent company Series D preferred shares.

●

issued 3,100,000 shares of its common stock valued at $155,000 upon the conversion of the holders of convertible promissory notes held in its parent company Monaker, Inc. These common shares were valued at the carrying value of the converted parent promissory notes.

●

issued 12,000,000 one (1) year common stock warrants with an exercise price of $0.50 for a debt modification of convertible promissory notes held in its parent company Monaker, Inc. valued at $4,809,308. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, dividend yield of -0-%, volatility factor of 324.34% and expected life of one year.

●	issued 1,466,666 shares of common stock upon conversion of convertible promissory notes of $220,000.

●	issued 70,879 shares upon the exercise of 70,879 warrants in settlement of consulting fees valued at $12,758 at an exercise price of $1.

●

issued 27,000 shares of its common stock along with 9,000 one year warrants with an exercise price between $0.18 to $1.00 as settlement of $13,500 of proceeds received in advance for prior fiscal year subscription agreements.

●

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

●	All of the conversions of Monaker, Inc. securities were accounted for as constructive distributions.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of October 31, 2015:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2014	15,378,858	$0.478	$0.00
Warrants granted and issued	5,846,667	$0.269	$0.00
Warrants exercised/forfeited	(16,245,525)	$(0.512)	$0.00
Outstanding, October 31, 2015	4,980,000	$0.12	$0.00

Common stock issuable upon exercise of warrants	4,980,000	$0.12	$0.00

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	Outstanding	Average	Average	Exercisable	Average
Exercise	at October	Remaining	Exercise	at October	Exercise
Prices	31, 2015	Contractual	Price	31, 2015	Price
		Life (Years)
$0.10	3,630,000	2.17	$0.10	3,630,000	$0.10
$0.17	300,000	0.97	$0.17	300,000	$0.17
$0.18	1,050,000	0.25	$0.18	1,050,000	$0.18

	4,980,000		$0.12	4,980,000	$0.12

The following table sets forth common share purchase warrants outstanding as of October 31, 2014:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, October 31, 2013	8,325,832	$1.04	$1.56
Warrants granted and issued	15,957,169	$0.47	$0.00
Warrants exercised/forfeited	(8,904,143)	$(1.00)	$0.00
Outstanding, October 31, 2014	15,378,858	$0.48	$0.00

Common stock issuable upon exercise of warrants	15,378,858	$0.48	$0.00

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices Prices	Number Outstanding at October 31, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at October 31, 2014	Weighted Average Exercise Price
$0.17	300,000	1.97	$0.17	300,000	$0.17
$0.18	2,224,530	0.42	$0.18	2,224,530	$0.18
$0.50	12,140,000	0.32	$0.50	12,140,000	$0.50
$1.00	247,050	0.04	$1.00	247,050	$1.00
$1.25	467,278	0.13	$1.25	467,278	$1.25

	15,378,858	0.35	$0.48	15,378,858	$0.48

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

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

Accrued and declared preferred stock dividends on the outstanding preferred shares as of October 31, 201 and 2014 totaled $0 and $915,447, respectively and are included in accounts payable and accrued expenses in the accompanying balance sheet. These preferred stock dividends were declared on December 28, 2014, to holders of record on August 31, 2014. Additional preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of October 31, 2014 were $73,753.

During the year ended October 31, 2015, the Company:

●

entered into an agreement with the holders of our Series A Preferred Stock under which they agreed to waive and cancel any further dividends owing on the Series A Preferred from and after May 1, 2015 in exchange for our agreement to pay all accrued dividends through April 30, 2015. Effective September 25, 2015 the Company issued 10,596,452 of its common stock to satisfy all accrued dividends on the Series A preferred stock through April 30, 2015.

●

Retired 4,382,126 Series Preferred Series A shares held by Monaker, based upon the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of RealBiz common shares issued for conversion from Monaker preferred stock and convertible promissory notes

During the year ended October 31, 2014, the Company:

●

issued 25,983,600 Series A Preferred Shares to Monaker Group Inc., based upon the "top up" provision in the certificates of designations, valued at $5,196,720 and approved by the Board of Directors on May 15, 2014 . The conversion price of $0.20 per common share was based upon the closing price of the Company's common stock on May 15, 2014. Management has commenced an investigation into the issuance of these shares, the terms of the “top up” provision, and the circumstances regarding the approval of the issuance.

●

retired 53,198,347 Series Preferred Series A shares held by Monaker , at the cost of $1,287,082, based upon the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of RealBiz common shares issued for conversion from Monaker. Preferred stock and convertible promissory notes.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Convertible Preferred Stock Series B, continued

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

During the year ended October 31, 2015, the Company:

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

●	converted 11,000 shares of Series B Preferred stock into 1,100,000 shares of common stock valued at $55,000.

●	converted 15,000 shares of Series B Preferred stock into 15,000 shares of Series C Preferred Stock.

As of October 31, 2015 and 2014, there were no shares outstanding.

Convertible Preferred Stock Series C

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. For example, our Series C Preferred contain voting rights which provide each share of Series C Preferred Stock with 200 votes for each shares of common stock into which the Series C Preferred Stock is convertible. Accordingly, our currently outstanding 35,000 shares of Series C Preferred Stock (which are convertible into 21.5 million shares) are entitled to 2,150,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Preferred Stock having voting majority voting control of our corporation.

On August 6, 2015, we issued 35,000 shares of our series C preferred stock to a company controlled by our Chairman, Don Monaco (20,000 shares) and our director, Keith White (15,000 shares). Mr. Monaco received his 20,000 shares in consideration of cancellation of $100,000 in indebtedness owed to him by our former parent company Monaker Group, Inc. which was convertible into 2 million shares of our common stock. Mr. White received his 15,000 shares of series C preferred stock in exchange for his previously held 15,000 shares of our series B preferred stock. Each share of our series C preferred stock is convertible into that number of shares of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). Accordingly, the 35,000 shares of series C preferred stock are convertible into 3,500,000 shares of common stock. The holders of series C preferred stock vote together with holders of our common stock as a single class and each holder of series C preferred stock is entitled to the number of votes equal to one hundred (100) votes for each share of our common stock into which the series C preferred stock could be converted. Accordingly, the 35,000 shares of series C preferred stock are entitled to 350,000,000 votes. This issuance of series C preferred resulted in a change of control as the series C holders as a class held approximately 68% of the aggregate outstanding voting shares upon issuance (and individually Messrs’ Monaco and White’s shares of series C preferred stock provides them with approximately 39% and 29% of the aggregate outstanding voting shares, respectively). Prior to the issuance of the series C preferred stock, the holders of our series A preferred stock held approximately 30% of the aggregate voting shares (of which Monaker Group, Inc. held approximately 29.4% of the aggregate outstanding voting shares due to its ownership of the series A preferred stock).

NOTE 12: OTHER INCOME

Other income for the year ended October 31, 2014 represents primarily the proceeds from a Canadian grant program encouraging research and development activities.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 13: RELATED PARTY TRANSACTIONS

During the year ended October 31, 2015, the Company paid $800 a month from November 2014 to June 2015 in rent for office space on behalf of an officer of the Company.

Equity transactions with the Company's parent are described in Note 11.

During fiscal 2015, the Company issued 15,000 shares of our Series B preferred stock to a company controlled by its director Keith White for a purchase price of $75,000. These Series B preferred shares were subsequently converted to 15,000 shares of Series C preferred shares.

On August 6, 2015, the Company issued a company controlled by our Chairman (Don Monaco) 20,000 shares of its series C preferred stock in consideration of his agreement to cancel and extinguish $100,000 of indebtedness owed to its former parent company, which indebtedness was convertible into 2 million shares of our common stock. Each share of series C preferred stock is convertible into that number of shares of common stock as is determined by dividing (A) the stated value ($5) by (B) the conversion price then in effect ($0.05). In addition, the series C preferred vote with the common stockholders and ach holder of series C preferred stock is entitled to the number of votes equal to one hundred (100) votes for each share of common stock into which the series C can be converted. Accordingly, these shares of series C preferred entitle Mr. Monaco’s to 200 million votes on any matter presented to the holders of common stock for a vote.

On August 6, 2015, the Company issued Keith White, a director, 15,000 shares of our series C preferred stock in exchange for 15,000 shares of series B preferred stock held by him. Mr. White originally paid $75,000 for his shares of series B preferred stock. Each share of series C preferred stock is convertible into that number of shares of common stock as is determined by dividing (A) the stated value ($5) by (B) the conversion price then in effect ($0.05). In addition, the series C preferred vote with the common stockholders and ach holder of series C preferred stock is entitled to the number of votes equal to one hundred (100) votes for each share of common stock into which the series C can be converted. Accordingly, Mr. White’s shares of series C preferred entitle him to 150 million votes on any matter presented to the holders of common stock for a vote.

On August 28, 2015, the Company issued 1,000,000 shares of our common stock to a company controlled by its Chairman (Don Monaco) for an aggregate purchase price of $50,000 ($0.05 per share).

On August 28, 2015, the Company issued a 0% promissory note in the amount of $50,000 to a company controlled by our Chairman on our board of directors. The note had a February 28, 2016 maturity date. On November 19, 2015, the Company agreed to issue the same company controlled by our Chairman (Don Monaco) 1 million shares of common stock valued at $0.05 per share in consideration of his agreement to cancel and extinguish this note. Accordingly, there is no outstanding balance under this note as of the date of this report.

On September 15, 2015, the Company issued 1,587,302 shares of our common stock to a company controlled by its Chairman (Don Monaco) for an aggregate purchase price of $100,000 ($0.063 per share).

In September 2015, the Company issued Monaker Group, Inc., our former parent and current significant shareholder, 10,359,890 shares of common stock in satisfaction of $1,128,686 in accrued dividends due them in respect of the Series A Preferred Stock held by them.

On November 30, 2015, a company controlled by the Company’s Chairman (Don Monaco) purchased 6 million units at a price of $0.05 per unit for an aggregate purchase price of $300,000. Each unit consisted of 1 share of common stock and a 1-year warrant to purchase 1 share of common at an exercise price of $0.05 per share. This resulted in the issuance of 6 million shares of common stock and a 1-year warrant to purchase 6 million shares of our common stock at an exercise price of $0.05 per share.

On December 1, 2015, the Company’s Chief Executive Officer (Alex Aliksanyan) converted 30,000 shares of Monaker Group Inc. Series D Preferred Stock into 1 million shares of our common stock pursuant to the terms of the Series D Preferred. Mr. Aliksanyan originally received these preferred shares in consideration of his sale of assets of Stingy Travel to Monaker Group in February 2015. Mr. Aliksanyan became an officer and director upon closing of this transaction in February 2015.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

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

Due to recurring losses, the Company’s tax provision for the years ended October 31, 2015 and 2014 was $0.

The provision for income taxes varies from the statutory rate applied to the net loss as follows for the years ended October 31:

	2015	2014
Federal income tax benefit at statutory rate (35%)	$(2,283,990)	$(1,611,864)
State taxes, net of federal benefit	(228,399)	(208,584)
Effect of Canadian tax rates	12,957	19,318
Nondeductible expenses	1,582,136	1,113,360
Change in valuation allowance	917,296	687,771

Provision for income taxes	$-	$-

	2015	2014
Deferred tax assets (liabilities)
Net operating loss carryforwards (U.S.)	$1,700,308	$893,020
Net operating loss carryforwards (Canada)	652,851	609,255
Accrued salaries	246,933	180,521

Net deferred tax assets	2,600,092	1,682,796
Valuation allowance	(2,600,092)	(1,682,796)

Provision for income taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $917,296 during the fiscal year ended October 31, 2015.

The Company has a total net operating loss carryforward of approximately $6,834,349, of which approximately $4,416,384 relates to domestic entities and $2,417,965 relates to wholly owned Canadian subsidiaries. Net operating loss carryforwards expire through 2034. Under the Internal Revenue Code Section 382 (IRC 382) and the Canadian Tax Act, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2015 and 2014

NOTE 15: FAIR VALUE MEASUREMENT AND DISCLOSURE, continued

Fair Value Measurements at October 31, 2015 and 2014 respectively using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$20,066	$-		$20,066
Convertible promissory note with embedded conversion option	-	-	305,220	305,220
October 31, 2014	$20,066	$-	$305,220	$325,286

Cash	$307,774	$-	$-	$307,774
Convertible promissory notes with embedded conversion options	-	-	628,762	628,762
October 31, 2015	$307,774	$-	$628,762	$936,536

NOTE 16 : CONTINGENCIES

On August 17, 2015, the Company filed a Complaint in the Superior Court of the State of California, in San Diego County, California, against former employees Steven Marques, Sherry Marques and Sean Herschmiller as well as Ken Marques, Amozaio LLC, Mike O’Donnell, Bobbie Ayers, Showoff.com, Inc., Philip Bliss, Tom Klawsuc, and Perceptible Inc. (“Defendants”).  The Complaint further alleges that the Defendants misappropriated confidential business information and proprietary and confidential trade secrets of the Company in setting up a rival business utilizing the Company’s proprietary technology and current customers.  The Complaint further alleges that the former employees Steven Marques, Sherry Marques and Sean Herschmiller breached their positions of trust and confidence and their duties of loyalty to the Company by using their positions with the company and information acquired in those positions to set up a business in direct competition with the Company, and the remaining Defendant’s conspired with the Company’s former employees to misappropriate and use the Company’s confidential business information and solicit and attempt to steal clients from the Company.   The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) punitive and exemplary damages in an amount sufficient to punish and deter such conduct; and (iii) a temporary restraining order and preliminary and permanent injunctions enjoining and retraining the Defendants from using or otherwise disclosing or distributing the Company’s property or trade secrets.  The company’s management and its attorneys are unable to estimate the ultimate outcome of the case at this time.

NOTE 17: SUBSEQUENT EVENTS

On November 13, 2015, the Company entered into an Settlement Agreement and Release with Himmil Investments Ltd. (“Himmil”) to settle certain disputes (the “Disputes”) that have arisen between Himmil and us (collectively the “Parties”) regarding the following documents (collectively, the “Transaction Documents”) and the transactions contemplated thereby: (i) the Securities Purchase Agreement, dated as of October 20, 2014, by and between the Parties (the “2014 SPA”), (ii) the Registration Rights Agreement, dated as of October 20, 2014, by and between the Parties, (iii) the 7.5% convertible promissory note, dated October 20, 2014, issued pursuant to the 2014 SPA (the “2014 Note”), (iv) the common stock purchase warrant, dated October 20, 2014, issued pursuant to the 2014 SPA (the “2014 Warrant”), (v) the Securities Purchase Agreement, dated as of May 12, 2015, by and between the Parties (the “2015 SPA”), (vi) the Registration Rights Agreement, dated as of May 12, 2015, by and between the Parties, (vii) the 7.5% convertible promissory note, dated June 16, 2015, issued pursuant to the 2015 SPA (the “2015 Note” and, together with the 2014 Note, the “Notes”), and (viii) the common stock purchase warrant, dated June 16, 2015, issued pursuant to the 2015 SPA (the “2015 Warrant” and, together with the 2014 Warrant, the “Warrants”); In full and final settlement of the Disputes and all claims between the Parties, the Company paid Himmil a total cash amount of Five Hundred Thousand Dollars ($500,000) on December 1, 2015 at which time the 2015 Note and the Warrants were cancelled.

On November 19, 2015, the Company agreed to issue 1 million shares of common stock valued at $0.05 per share to a company controlled by its Chairman (Don Monaco) in consideration of his agreement to cancel and extinguish a 0%, $50,000 promissory note issued to him on August 28, 2015.

On November 30, 2015, the Company sold 13,600,000 units (“Units”) at a price of $0.05 per Unit for gross proceeds of $680,000. Each Unit consists of 1 share of common stock and a warrant to purchase 1 share of common stock requiring the issuance of 13,600,000 shares of common stock and 1-year warrants to purchase 13,600,000 shares of our common stock with an exercise price of $0.05 per share. The Company used $475,000 of these proceeds as the final payment required under our Settlement Agreement and Release with Himmil Investments, Ltd. including repayment in full of its outstanding 7.5% $500,00 convertible promissory note issued to Himmil Investments Ltd. A company controlled by Don Monaco, our Chairman on our board of directors, purchased 6,000,000 Units for $300,000 and Thomas Grbelja, our Chief Financial Officer purchased 200,000 Units for $10,000.

On December 1, 2015, our Chief Executive Officer (Alex Aliksanyan) converted 30,000 shares of Monaker Group Inc. Series D Preferred Stock into 1 million shares of our common stock pursuant to the terms of the Series D Preferred. Mr. Aliksanyan originally received these preferred shares in consideration of his sale of assets of Stingy Travel to us in February 2015. Mr. Aliksanyan became an officer and director upon closing of this transaction in February 2015.

On December 1, 2015, the Company retired 1,000,000 Series A Preferred shares held by Monaker Group Inc., in accordance with the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of 1 million RealBiz common shares issued for conversion of 30,000 shares of Monaker Group,Inc. Series D preferred stock on such date.

On December 1, 2015, the Company issued 421,500 shares of its common stock valued at $42,150 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms. The Company, did not receive any proceeds for the issuance of these shares. .

On December 10, 2015, the Company retired 1,000,000 shares of its common stock with a value of $50,000 received from a former employee.

On January 20, 2016, the Company issued 800,000 shares of common stock to a third-party consultant in consideration of professional services rendered. The market value of these shares was approximately $24,000 on the date of issuance.