Form 10-Q
period 2016-01-31
REALBIZ MEDIA GROUP, INC
filed 2016-03-16
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

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

As of March 13, 2016 there were 149,416,379 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Unaudited Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	25

Signatures		23

EXHIBIT INDEX

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2016

REALBIZ MEDIA GROUP, INC.

TABLE OF CONTENTS

PAGE

Consolidated Unaudited Financial Statements:

Consolidated Balance Sheets	2

Consolidated Unaudited Statements of Operations and Comprehensive Income (Loss)	3

Consolidated Unaudited Statements of Cash Flows	4

Notes to the Consolidated Unaudited Financial Statements	6

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	January 31	October 31
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash	$299,900	$307,774
Accounts receivable, net of allowance for doubtful accounts	52,731	68,152
Due from former officer	14,940	87,500
Prepaid expenses	3,300	3,300
Total current assets	370,871	466,726

Property and equipment, net	28,601	34,747
Due from affiliates, net of allowance	-	-
Restricted cash	27,977	-
Total assets	$427,449	$501,473

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$683,339	$743,659
Deferred revenue	16,994	26,494
Derivative liabilities	-	628,762
Loans payable	170,000	220,000
Total current liabilities	870,333	1,618,915

Convertible notes payable, net of discount of $376,238 and $875,656, respectively	753,762	690,210

Total liabilities	1,624,095	2,309,125

Stockholders' Deficit
Series A convertible preferred stock, $.001 par value; 120,000,000 authorized and 45,188,600 and 46,188,600 shares issued and outstanding at January 31,2016 and October 31, 2015, respectively	45,189	46,189

Series B convertible preferred stock, $.001 par value; 1,000,000 authorized and no shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	-	-

Series C convertible preferred stock, $.001 par value; 1,000,000 authorized and 35,000 shares issued and outstanding at January 31, 2016 and October 31, 2015	35	35

Common stock, $.001 par value; 250,000,000 authorized and 149,994,879 shares issued and outstanding at January 31, 2016 and 133,687,500 shares issued and outstanding at October 31, 2015, respectively	149,995	133,688

Additional paid-in-capital	19,786,596	19,047,754

Accumulated other comprehensive income (loss)	(54,544)	(60,626)
Accumulated deficit	(20,936,536)	(20,796,181)
Total stockholders' (deficit) attributable to Realbiz Media Group, Inc.	(1,009,265)	(1,629,141)
Non-controlling interest	(187,381)	(178,512)
Total stockholders’ deficit	(1,196,646)	(1,807,652)
Total liabilities and stockholders' deficit	$427,449	$501,473

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
	January 31,
	2016	2015

Revenues
Real estate media revenue	$273,924	$292,656

Operating expenses

Technology and development	45,110	305,257
Salaries and benefits	233,041	331,717
Selling and promotions expense	5,146	39,095
General and administrative	140,628	1,007,960
Total operating expenses	423,925	1,684,029

Operating loss	(150,001)	(1,391,373)

Other income (expense)
Interest expense	(160,625)	(49,385)
Gain (loss) on change on fair value of derivatives	628,762	(266,410)
Gain (loss )on legal settlement of accounts payable and convertible debt	(470,727)	32,483
Foreign exchange gain	9,450	9,613
Total other income (expense)	6,860	(273,699)

Net loss	(143,141)	(1,665,072)

Net loss attributable to non-controlling interest	8,869	-

Net loss attributable to Realbiz Media Group, Inc.	$(134,272)	$(1,665,072)

Weighted average number of shares outstanding	143,349,582	87,598,484

Basic and diluted net loss per share	$0.00	$(0.02)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	6,082	8,063
Comprehensive loss	$(137,059)	$(1,657,009)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(143,141)	$(1,665,072)
Adjustments to reconcile net loss to net cash from operating activities:
(Gain) loss on legal settlement of accounts payable and convertible debt	470,727	(32,483)
Amortization and depreciation	6,146	514,524
Amortization of debt discount	92,825	33,199
Loss ( Gain) on change in fair value of derivative liabilities	(628,762)	266,410
Stock based consulting fees	32,000	173,865
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,421	25,071
Common stock issued for interest	42,050	-
Increase in restricted cash	(27,977)
Decrease in due from former officer	22,560
Increase (decrease) in accounts payable and accrued expenses	(60,223)	5,340
Decrease in due to/from affiliates	-	(176,007)
Decrease in deferred revenue	(9,500)	(9,962)
Net cash used in operating activities	(187,874)	(865,115)

Cash flows from investing activities:

Payments towards software developments costs	-	(31,810)
	-
Net cash used in investing activities		(31,810)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	935,000
Payments applied to convertible promissory notes	(500,000)	-
Proceeds from the sale of common stock and warrants	680,000	75,000

Net cash provided by financing activities	180,000	1,010,000

Effect of exchange rate changes on cash		8,063

Net increase (decrease) in cash	(7,874)	121,138
Cash at beginning of period	307,774	20,066

Cash at end of period	$299,900	$141,204

Supplemental disclosure:
Cash paid for interest	$25,650	$-

	For the three months ended
	January 31,
	2016		2015

Supplemental disclosure of non-cash investing and financing activity:
Settlement of prior year advances for subscriptions of common stock:
Value	$			$30,000
Shares				100,000
Warrants				100,000

Monaker Group, Inc. Preferred Series B shares converted to common stock:
Value	$			$45,000
Shares				900,000

Monaker Group, Inc. Preferred Series C shares converted to common stock:
Value	$			$77,000
Shares				770,000

Monaker Group, Inc. Preferred Series D shares converted to common stock:
Value		$65,000		$82,500
Shares		1,000,000		549,945

Series B shares issued for settlement of prior year's proceeds and Monaker Group, Inc. debt:
Value of shares issued	$			$100,000
Value of Monaker Group, Inc debt settled				$30,000
Shares				13,000

Settlement of loans payable through issuance of common stock
Value		$50,000	$
Shares		1,000,000
Settlement of amount due from former officer for retirement of common stock
Value		$50,000	$
Shares		1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
JANUARY 31, 2016

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION, continued

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2016. The results of operations for the three months ended January 31, 2016, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2016.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at January 31, 2016 and October 31, 2015.

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The allowance for doubtful accounts at January 31, 2016 and October 31, 2015, respectively is $-0-.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three months ended January 31, 2016, the Company did not impair any long-lived assets.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "350-40" Internal Use Software, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product and is included in operating expenses in the accompanying statement of operations. During the three months ended January 31, 2016, the Company did not have any development projects in progress and, accordingly, did not capitalize any software costs. All the technology costs incurred during the quarter were related to maintenance activities and were charged to technology and development expenses in the statement of operations.

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount that the book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. During the year ended October 31, 2015, the company recorded an impairment charge in the amount of $1,802,106 which represented the full unamortized value of the capitalized website development costs and other intangible assets at that time.

The Company incurred amortization expense related to website development costs and other intangible assets of -0-and $509,199 for the three months ended January 31, 2016 and 2015, respectively. This amortization is included in technology and development expenses and general and administrative expenses in the accompanying statement of operations.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

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

JANUARY 31, 2016

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

Technology and Development

Costs to research and develop our products are expensed as incurred. These costs consist of primarily of technology and development related expenses including third party contractor fees and technology software services. Technology and development also includes amortization of capitalized costs of the Nestbuilder website associated with the development of our marketplace. The amortization of the Nestbuilder website for the three months ending January 31, 2016 and 2015 is -0- and $127,272, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. The company has not incurred any advertising expenses for the three months ended January 31, 2016 and 2015.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gain of $0 and $9,613 for three months ended January 31, 2016 and 2015, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Unaudited Consolidated Statements of Operations. For the three months ended January 31, 2016 and 2015, the change in accumulated comprehensive income was $6,082 and $8,063, respectively

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive Income (Loss) (continued)

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

●	As of January 31, 2016 - Canadian dollar $0.71582 to US $1.00

●	For the three months ended January 31, 2016 - Canadian dollar $0.87365 to US $1.00

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

January 31, 2016
Series A convertible preferred stock issued and outstanding	45,188,600
Series C convertible preferred stock issued and outstanding	35,000
Warrants to purchase common stock issued, outstanding and exercisable	16,355,000
Shares on convertible promissory notes	11,300,000
72,878,635

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

JANUARY 31, 2016

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

The Company has incurred a net loss of $143,141 for the three months ended January 31, 2016. At January 31, 2016, the Company had a working capital deficit of $499,462 and an accumulated deficit of $20,936,536. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern. . The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: RESTRICTED CASH

At January 31, 2016 the company posted a surety bond with the California Department of Labor in the amount of $27,977 as required in connection with an appeal of an assessment relating to an employment matter.

NOTE 5: PROPERTY AND EQUIPMENT

At January 31, 2016, the Company's property and equipment are as follows:

	January 31, 2016
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment	1.5 Years	$82,719	$54,118	$28,601

The Company has recorded $6,146 and $5,415 of depreciation expense for the three months ended January 31, 2016 and 2015, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At January 31, 2016, the Company’s accounts payable and accrued expenses are as follows:

January 31, 2016
Trade payables	$395,539
Accrued interest payable	67,800
Accrued payroll and commissions	220,000

Total accounts payable and accrued expenses	$683,339

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses and various debt obligation conversions to/from our former parent Company, Monaker Group, Inc. As a result of these transactions the Company is due $1,287,517   as of January 31, 2016 and October 31, 2015, respectively. Management has elected to record an allowance against the entire amount due from affiliate. The allowance was required due to the uncertainty of the collectability of the outstanding balance.

NOTE 8: DERIVATIVE LIABILITIES

The following table sets forth a summary of change in fair value of our derivative liabilities for the years ended October 31, 2015 and 2014:

Balance @ 10/31/2015	$628,762

Elimination of deferred liability due to payoff of convertible debenture	(628,762)
Balance @ 1/31/2016	$-

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

NOTE 9: CONVERTIBLE NOTES PAYABLE

In December 2015, the company consummated a settlement with Himmil Investments Ltd. pursuant to which we redeemed our outstanding 7.5% convertible promissory note issued to Himmil and cancellation of their common stock purchase warrants for $500,000.

At January 31, 2016, the company had convertible notes payable with principle outstanding balance of $1,130,000. The note matures on December 31, 2016 and bears interest at the rate of 24% which is payable quarterly and can be paid to the noteholder at their election in a combination of cash and common stock. The noteholders can elect to receive their interest payments in all common stock or a combination of common stock at 12% per annum based upon $0.10 (ten) cents per share and cash at 12% per annum.. The noteholders, at their option have the right, but not the obligation, at any time and from time to time, to convert all or any portion of the principal and interest into fully paid and non-assessable shares of Company common stock at the conversion price of $0.10 per share.

NOTE 10: LOANS PAYABLE

During the three months ended January 31, 2016, the Company issued its Chairman 1,000,000 common shares with a value of $50,000 in exchange for the cancellation of the existing loan payable at that time. There was no activity for the three months ended January 31, 2016 for the non-related third party investors and the remaining principal balance is $170,000.

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

The total number of shares of all classes of stock that the Company shall have the authority to issue is 570,000,000 shares consisting of 250,000,000 shares of common stock with a $0.001 par value per shares; of which 149,994,879 are outstanding as of the date of this report and 320,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 45,188,600 are outstanding as of the date of this report (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of the date of this report and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 35,000 shares are outstanding as of the date of this report.

Common Stock

During the three months ended January 31, 2016, the Company:

On November 19, 2015, the Company agreed to issue 1 million shares of common stock valued at $0.05 per share (based on the quoted market price on that date) to a company controlled by its Chairman (Don Monaco) in consideration of his agreement to cancel and extinguish a 0%, $50,000 promissory note issued to him on August 29, 2015.

On November 30, 2015, the Company sold 13,600,000 units (“Units”) at a price of $0.05 per Unit for gross proceeds of $680,000. Each Unit consists of 1 share of common stock and a warrant to purchase 1 share of common stock requiring the issuance of 13,600,000 shares of common stock and 1-year warrants to purchase 13,600,000 shares of our common stock with an exercise price of $0.05 per share. The Company used $500,000 of these proceeds as the final payment required under our Settlement Agreement and Release with Himmil Investments, Ltd. including repayment in full of its outstanding 7.5% $500,000 convertible promissory note issued to Himmil Investments Ltd. A company controlled by Don Monaco, our Chairman on our board of directors, purchased 6,000,000 Units for $300,000 and Thomas Grbelja, our Chief Financial Officer purchased 200,000 Units for $10,000.

On December 1, 2015, our Chief Executive Officer (Alex Aliksanyan) converted 30,000 shares of Monaker Group Inc. Series D Preferred Stock into 1 million shares of our common stock pursuant to the terms of the Monaker Group, Inc. Series D Preferred Certificate of Designation. In conjunction with this transaction, Company retired 1,000,000 of its Series A Preferred shares held by Monaker Group Inc., in accordance with the original securities and purchase agreement of October 2012.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

NOTE 11: STOCKHOLDERS’ EQUITY, continued

On December 1, 2015, the Company issued 421,500 shares of its common stock valued at $42,150 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms. The Company did not receive any proceeds for the issuance of these shares. .

On December 10, 2015, a former employee returned 1,000,000 shares of its common stock with a value of $50,000 to the Company to resolve an outstanding dispute. These shares were intitially returned to treasury and cancelled on March 7, 2016.

On January 20, 2016, the Company issued 800,000 shares of common stock to a third-party consultant in consideration of professional services rendered. The market value of these shares was based on the closing price (0.04) on the date of issuance which was approximately $32,000 and included as a component of general and administrative expenses.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of January 31, 2016:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, October 31, 2015	4,980,000	$0.12	$0.00
Warrants granted and issued	13,600,000	$0.05	$0.00
Warrants exercised/forfeited	(2,225,000)	$(0.14)	$0.00
Outstanding, January 31, 2016	16,355,000	$0.12	$0.00

Common stock issuable upon exercise of warrants	16,355,000	$0.12	$0.00

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	Outstanding	Average	Average	Exercisable	Average
Exercise	At January 31,	Remaining	Exercise	at October	Exercise
Prices	2016	Contractual	Price	31, 2015	Price
		Life (Years)
$0.05	13,600,000	0.83	$0.05	13,600,000	$0.05
$0.10	2,455,000	2.87	$0.10	2,455,000	$0.10
$0.17	300,000	0.72	$0.17	300,000	$0.17

	16,355,000		$0.06	16,355,000	$0.06

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Convertible Preferred Stock Series A

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31st, 2014 Board of Directors approval to increase the Preferred A shares from 100,000,000 shares to 120,000,000 shares. As of January 31, 2016, the Company had 45,188,600 shares of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accumulate whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value of a $1 per share by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share. Each holder of Series A stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

In September 2015, the Company entered into an agreement with the holders of our Series A Preferred Stock under which they agreed to waive and cancel any further dividends owing on the Series A Preferred from and after May 1, 2015 in exchange for our agreement to pay all accrued dividends through April 30, 2015.

During the three months ended January 31, 2016, the Company recorded the following activity with respect to its Series A Convertible Preferred Stock:

On December 1, 2015, the Company retired 1,000,000 of its Series A Preferred shares held by Monaker Group Inc., in accordance with the original securities and purchase agreement of October 2012. This was based upon the issuances of 1 million RealBiz common shares issued for conversion of 30,000 shares of Monaker Group,Inc. Series D preferred stock on such date.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series B stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Stock or to the Common Stock, an amount for each share of Series B Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series B Liquidation Amount"). There were no Series B Preferred stock outstanding at January 31, 2016 and October 31, 2015.

Convertible Preferred Stock Series C

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. Each share of our series C preferred stock is convertible into that number of shares of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). For example, our Series C Preferred contain voting rights which provide each share of Series C Preferred Stock with 100 votes for each shares of common stock into which the Series C Preferred Stock is convertible. Accordingly, our currently outstanding 35,000 shares of Series C Preferred Stock (which are convertible into 3,500,000 shares) are entitled to 350,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Preferred Stock having voting majority voting control of our corporation. There were 35,000 shares of Series C Preferred Stock outstanding on January 31, 2016.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2016

NOTE 12: RELATED PARTY TRANSACTIONS

Equity transactions with the Company's former parent are described in Note 10.

On November 19, 2015, the Company agreed to issue 1 million shares of common stock valued at $0.05 per share to a company controlled by its Chairman (Don Monaco) in consideration of his agreement to cancel and extinguish a 0%, $50,000 promissory note issued to him on August 29, 2015.

On November 30, 2015, a company controlled by the Company’s Chairman (Don Monaco) purchased 6 million units at a price of $0.05 per unit for an aggregate purchase price of $300,000. Each unit consisted of 1 share of common stock and a 1-year warrant to purchase 1 share of common at an exercise price of $0.05 per share. This resulted in the issuance of 6 million shares of common stock and a 1-year warrant to purchase 6 million shares of our common stock at an exercise price of $0.05 per share. In addition, Thomas Grbelja, our Chief Financial Officer purchased 200,000 Units for $10,000.

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

NOTE 13: CONTINGENCIES

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

At January 31, 2016 the company posted a surety bond with the California Department of Labor in the amount of $27,977 as required in connection with an appeal of an assessment relating to an employment matter.

NOTE 14: SUBSEQUENT EVENTS

Effective March 1, 2016, the Company paid cash of $25,650 and issued 421,500 shares of its common stock valued at $42,150 as quarterly payments for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms. The Company did not receive any proceeds for the issuance of these shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended October 31, 2015 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 18, 2016 are those that depend most heavily on these judgments and estimates. As of January 31, 2016, there had been no material changes to any of the critical accounting policies contained therein.

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

Our first quarter of fiscal 2016 continues to demonstrate the impact of the reorganization and de-consolidation implemented during fiscal 2015. The increased efficiency and various consolidations are now being seen in our financial statement performance.

Most importantly, our operating loss in the three months ended January 31, 2016 decreased to $150,001, or approximately 91% from $1,393,373 in the comparable 2015 period.  Much of the current operating loss was impacted in the three months ended January 31, 2016 by seasonal items related to various charges associated with our 2015 Annual Report filing. Additionally our current liabilities in the three months ended January 31, 2016 decreased to $879,833, or approximately 46%, from $1,618,915 in the three months ended January 31, 2015.

Revenues were down slightly to $273,924 in the three months ended January 31, 2016, or approximately 6.4%, from $292,656 in the comparable 2015 period.  The decrease in revenues is attributable to decrease in the volume of virtual tour video produced offset by a modest increase in the licensing of the Nestbuilder Agent 2.0 marketing agent product. We had cash of 299,900 at January 31, 2016, an increase of approximately 110% from our cash of $142,204 at January 31, 2015.

We expect our revenue to increase in the forthcoming quarters upon our expected market penetration of our new Nestbuilder Agent 2.0 product which was launched in January 2016.

Results of Operations

Three months ended January 31, 2016 compared to three months ended January 31, 2015.

Revenues

Our total revenues decreased 6.46% to $273,924 for the three months ended January 31, 2016, compared to $292,656 for the three months ended January 31, 2015, a decrease of $18,732. The decrease in sales is attributable to decrease in the volume of virtual tour video produced offset by a modest increase in the licensing of the Nestbuilder Agent 2.0 marketing agent product.

Operating Expenses

Our operating expenses, which include technology and development, salaries and benefits, selling and promotion and general and administrative expenses decreased to $423,925 for the three months ended January 31, 2016, compared to $1,684,029 for the three months ended January 31, 2015, a decrease of $1,260,104 of approximately 75%. This decrease was substantially due to a reductions in salaries and benefits of $98,676, selling expenses of $33,949, technology and development fees of $260,147 and general and administrative expenses of $867,332. Our reduced general and administrative expenses in the quarter ended January 31, 2016 is attributable to decreases in investor relations expense of $188,500, outside consulting fees of $365,600, amortization of intangibles of $164,700 and travel expenses of $19,900.

Other Income (Expenses)

We had other income of $6,860 in the three months ended January 31, 2016 as compared to other expenses of $273,699 for the three months ended January 31, 2015, for a decrease in expenses of $280,559 in the 2016 period. This decrease was substantially due to the increase is gain on change in fair value of derivatives of $895,172 in the three months ended January 31, 2016 as compared to the 2015 period, which amount was offset by increase in loss on legal settlement of accounts payable of $503,210 in the 2016 period as compared to the 2015 period as well as the increase in interest expense of $111,240 in the 2016 period.

Net Loss

We had a net loss of $143,141 for the three months ended January 31, 2016 , compared to a net loss of $1,665,072 for the three months ended January 31, 2015, a decrease of $1,521,931. The decrease in net loss from 2015 to 2016 was substantially due to a decrease in technology and development of $260,147, salaries and benefits of $98,676, general and administrative expenses of $867,332 and net other (expense) of $280,559.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At January 31, 2016, the Company had $299,900 of cash and a working capital deficit of $499,462 as compared to cash of $307,774 and a working capital deficit of $1,152,189 as of October 31, 2015.

Net cash used in operating activities was $187,874 for the three months ended January 31, 2016 resulting primarily from our net loss of $143,141, a gain on fair value of derivative liabilities of $628,762, increase in restricted cash of $27,977, a decrease in accounts payable and accrued expenses of $60,223 and a decrease in deferred revenue of $9,500 which amounts were offset by a loss on legal settlement of accounts payable and convertible debt of $470,727, amortization and depreciation of $6,147, amortization of debt discount of $92,825, common stock issued for interest of $42,050, stock based consulting fees of $32,000, decrease in accounts receivable of $15,421 and a decrease in amounts due from officer of $22,560. This is compared to net cash used in operating activities of $865,115 in the three months ended January 31, 2015 resulting primarily from a net loss of $1,665,072 plus gain on legal settlement of accounts payable and convertible debt of $32,483 and decrease in amounts due to affiliates of $176,007 which amounts were offset by amortization and depreciation of $514,424, gain on change in fair value of derivative securities of $266,410, stock based consulting fees of $173,865, and decrease in accounts receivable of $25,071 and increase in accounts payable and accrued expenses of $5,340.

We did not have any cash related to investing activities in the three months ended January 31, 2016 as compared to $31,810 of cash used in investment activities for the three months ended January 31, 2015 related to software development costs.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the three months ended January 31, 2016, we had $180,000 of net cash provided by financing activities which consisted of $680,000 in proceeds from the sale of 13,600,000 shares of our common stock and related warrants which amount was offset by payments of $500,000 on convertible notes. In the three months ended January 31, 2015, we had 1,010,000 in net cash provided from financing activities resulting from $935,000 in proceeds from the issuance of convertible notes and $75,000 from the sale of stock and warrants. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2016.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended January 31, 2016 , included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended January 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities

1.	See our Current Report on Form 8-K dated November 30, 2015 and filed on December 3, 2015.

2.	See Item 5 of our Annual Report on Form 10-K for the year ended October 31, 2015 filed on February 18, 2016.

3.

Effective March 1, 2016, we issued 421,500 shares of our common stock valued at $42,150 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms. We did not receive any proceeds for the issuance of these shares. The recipients of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended January 31, 2016.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On December 10, 2015, a former employee returned 1,000,000 shares of its common stock with a value of $50,000 to the Company to resolve an outstanding dispute. These shares were initially returned to treasury and cancelled on March 7, 2016

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Certification of Chief Executive Officer and Chief Financial Officer**

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealBiz Media Group, Inc.

/s/ Alex Aliksanyan
Alex Aliksanyan
President and Chief Executive Officer
March 16, 2016

/s/ Thomas M. Grbelja
Thomas M. Grbelja
Chief Financial Officer March 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alex Aliksanyan	Chairman and Chief Executive Officer	March 16, 2016
Alex Aliksanyan	(Principal Executive Officer)

/s/ Thomas M. Grbelja	Chief Financial Officer	March 16, 2016
Thomas M. Grbelja	(Principal Financial Officer)