Form 10-Q
period 2016-04-30
REALBIZ MEDIA GROUP, INC
filed 2016-06-14
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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

☒ Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 14, 2016 there were 149,416,379 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIOD ENDED APRIL 30, 2016 AND 2015

REALBIZ MEDIA GROUP, INC.

TABLE OF CONTENTS

PAGE

Consolidated Unaudited Financial Statements:

Consolidated Balance Sheets	2

Consolidated Unaudited Statements of Operations and Comprehensive Income (Loss)	3

Consolidated Unaudited Statements of Cash Flows	4

Notes to the Consolidated Unaudited Financial Statements	6

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1     Financial Statements

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	April 30,	October 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash	$206,532	$307,774
Accounts receivable, net of allowance for doubtful accounts	81,009	68,152
Due from former officer	10,440	87,500
Prepaid expenses	3,300	3,300
Total current assets	301,281	466,726

Property and equipment, net	22,504	34,747
Intangible product development	56,265
Due from affiliates, net of allowance	-	-
Restricted cash	27,977	-
Total assets	$408,027	$501,473

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$631,107	$743,661
Deferred revenue	7,844	26,494
Derivative liabilities	-	628,762
Convertible notes payable, net of discount of $279,265	850,735	-
Loans payable	170,000	220,000
Total current liabilities	1,659,686	1,618,917

Convertible notes payable, net of discount of $ $875,656	-	690,210

Total Liabilities	1,659,686	2,309,127

Stockholders' Deficit
Series A convertible preferred stock, $.001 par value; 120,000,000 authorized and 45,188,600 and 46,188,600 shares issued and outstanding at April 30,2016 and October 31, 2015, respectively	45,189	46,189

Series B convertible preferred stock, $.001 par value; 1,000,000 authorized and no shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	-	-

Series C convertible preferred stock, $.001 par value; 1,000,000 authorized and 35,000 shares issued and outstanding at April 30, 2016 and October 31, 2015	35	35

Common stock, $.001 par value; 250,000,000 authorized and 149,416,379 shares issued and outstanding at April 30, 2016 and 133,687,500 shares issued and outstanding at October 31, 2015, respectively	149,416	133,688

Additional paid-in-capital	19,829,152	19,047,754

Accumulated other comprehensive income (loss)	(63,315)	(60,626)
Accumulated deficit	(21,026,795)	(20,796,182)
Total stockholders' (deficit) attributable to Realbiz Media Group, Inc.	(1,066,318)	(1,629,142)
Non-controlling interest	(185,341)	(178,512)
Total stockholders’ deficit	(1,251,659)	(1,807,652
Total liabilities and stockholders' deficit	$408,027	$501,473

The accompanying notes are an integral part of these consolidated financial statements

 RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Real estate media revenue	$259,414	$321,388	$533,338	$614,044

Operating expenses:
Technology and development	1,197	187,278	46,307	365,263
Salaries and benefits	129,216	292,998	362,865	624,715
Selling and promotions expense	-	177,592	5,147	216,687
Amortization	-	509,109	-	1,018,218
General and administrative	63,464	431,155	204,091	1,057,278
Total operating expenses	193,877	1,598,132	618,410	3,282,161

Operating income (loss)	65,537	(1,276,744)	(85,072)	(2,668,117)

Other income (expenses):
Interest expense	(161,920)	(184,305)	(322,545)	(233,690)
Gain on change on fair value of derivatives	-	354,268	-	87,858
Gain on extinguishment of convertible debt and accounts payable	-	3,776	158,035	36,259
Foreign exchange gain	-	11,923	9,450	21,536
Other income (expense)	-	(3,102)	-	(3,102)
Total other income (expenses)	(161,920)	182,560	(155,060)	(91,139)

Net loss	(96,383)	(1,094,184)	(240,132)	(2,759,256)

Net loss attributable to non-controlling interest	15,676	57,182	6,807	129,991

Net loss attributable to common shareholders	$(80,707)	$(1,037,002)	$(233,325)	$(2,629,265)

Loss per common share basic and diluted	$-	$(0.014)	$-	$(0.03)

Weighted average common shares outstanding	149,112,992	103,674,766	146,502,264	95,503,396

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	(2,689)	(36,210)	(2,689)	(28,147)
Comprehensive loss	$(83,396)	$(1,073,212)	$(236,014)	$(2,657,412)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	April 30,
	2016	2015
Cash flows from operating activities:
Net loss attributable to common shareholders	$(233,325)	$(2,629,265)
Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(6,807)	(129,991)
(Gain) on extinguishment of convertible debt and accounts payable	(158,035)	(36,259)
Amortization and depreciation	12,243	1,187,131
Amortization of debt discount	189,798	-
(Gain) on change in fair value of derivative liabilities	-	(87,858)
Stock based consulting fees	32,000	487,780
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,857)	15,417
Increase in restricted cash	(27,977)
Decrease in due from former officer	27,060	-
Increase (decrease) in accounts payable and accrued expenses	(110,092)	114,375
Increase in accrued interest payable	81,665	-
Decrease in due to/from affiliates	-	11,791
Decrease in deferred revenue	(18,650)	(19,303)
Net cash used in operating activities	(224,977)	(1,086,182)

Cash flows from investing activities:

Purchase of computer equipment	-	(17,688)
Payments towards software developments costs	(56,265)	(85,407)
Net cash used in investing activities	(56,265)	(103,095)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	1,130,000
Proceeds from loans payable	-	75,000
Payments on notes payable	(500,000)	(10,000)
Proceeds from the sale of common stock and warrants	680,000	120,000
Net cash provided by financing activities	180,000	1,315,000

Effect of exchange rate changes on cash	-	(28,147)

Net increase (decrease) in cash	(101,242)	97,576
Cash at beginning of period	307,774	20,066

Cash at end of period	$206,532	$117,642

Supplemental disclosure:
Cash paid for interest	$51,300	$-

	For the six months ended
	April 30,
	2016	2015

Supplemental disclosure of non-cash investing and financing activity:
Settlement of prior year advances for subscriptions of common stock:
Value	$-	$30,000
Shares	-	100,000
Warrants	-	100,000

Next 1 Interactive, Inc. Preferred Series A shares converted to common stock:
Value	$-	$729,087
Shares	-	3,314,030

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$-	$485,000
Shares	-	2,900,000

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$-	$409,750
Shares	-	3,645,000

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$-	$407,995
Shares	-	2,719,862

Next 1 Interactive, Inc. promissory notes converted to common stock:
Value	$-	$392,000
Shares	-	4,100,000

Common stock issued for conversion of promissory notes:
Value	$-	$60,000
Shares	-	600,000

Common stock issued for accrued interest on convertible promissory notes:
Value	$84,300	$32,033
Shares	843,000	320,333

Common stock retired:
Value	$50,000	$750
Shares	1,000,000	750,000

Common stock issued to settle note payable:
Value	$50,000	$-
Shares	1,000,000	-

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
APRIL 30, 2016

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

APRIL 30, 2016

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2016. The results of operations for the six months ended April 30, 2016, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2016.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at April 30, 2016 and October 31, 2015.

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The allowance for doubtful accounts at April 30, 2016 and October 31, 2015, respectively is $-0-.

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

APRIL 30, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three months ended April 30, 2016, the Company did not impair any long-lived assets.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "350-40" Internal Use Software, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product and is included in operating expenses in the accompanying statement of operations.

During the six months ended April 30, 2016, the Company started development of a new stand alone software application. The company has capitalized $56,265 of costs associated with the development of this new application. These costs related primarily to labor costs incurred for those engineers that are developing the new technology. The company expects to complete the development during fiscal 2016 and anticipates generating revenue from this product during fiscal 2017. All other technology costs incurred during the quarter were related to maintenance activities and were charged to technology and development expenses in the statement of operations.

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

During the year ended October 31, 2015, the company recorded an impairment charge on this older technology in the amount of $1,802,106 which represented the full unamortized value of the capitalized website development costs and other intangible assets at that time.

The Company incurred amortization expense related to website development costs and other intangible assets of -0-and $1,018,218 for the six months ended April 30, 2016 and 2015, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2016

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

APRIL 30, 2016

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

Technology and Development

Costs to research and develop our products are expensed as incurred. These costs consist of primarily of technology and development related expenses including third party contractor fees and technology software services. Technology and development also includes amortization of capitalized costs of the Nestbuilder website associated with the development of our marketplace. The amortization of the Nestbuilder website for the six months ending April 30, 2016 and 2015 is -0- and $263,285, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the six months ended April 30, 2016 and 2015 was $0 and $94,386, respectively.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gain of $9450 and $21,536 for six months ended April 30, 2016 and 2015, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Unaudited Consolidated Statements of Operations. For the six months ended April 30, 2016 and 2015, the change in accumulated comprehensive income was $2,689 and $28,147, respectively

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive Income (Loss) (continued)

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

●	As of April 30, 2016 - Canadian dollar $0.8731 to US $1.00

●	For the six months ended April 30, 2016 - Canadian dollar $0.9085 to US $1.00

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

April 30,
2016
Series A convertible preferred stock issued and outstanding	45,188,600
Series C convertible preferred stock issued and outstanding	35,000
Warrants to purchase common stock issued, outstanding and exercisable	16,055,000
Shares on convertible promissory notes	11,300,000
72,578,600

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

APRIL 30, 2016

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

The Company has incurred a net loss of $240,132 for the six months ended April 30, 2016. At April 30, 2016, the Company had a working capital deficit of $1,358,405 and an accumulated deficit of $21,026,795. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern. . The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: RESTRICTED CASH

At April 30, 2016 the company posted a surety bond with the California Department of Labor in the amount of $27,977 as required in connection with an appeal of an assessment relating to an employment matter.

NOTE 5: PROPERTY AND EQUIPMENT

At April 30, 2016, the Company's property and equipment are as follows:

	April 30, 2016
	Remaining Useful Life (Years)	Cost	Accumulated Depreciation	Net Carrying Value

Computer equipment	1.5	$82,719	$60,215	$22,504

The Company has recorded $12,243 and $12,184 of depreciation expense as a component of general and administrative expenses for the six months ended April 30, 2016 and 2015, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2016

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At April 30, 2016, the Company’s accounts payable and accrued expenses are as follows:

April 30,
2016
Trade payables	$227,529
Accrued interest payable	163,481
Accrued payroll and commissions	240,097

Total accounts payable and accrued expenses	$631,107

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses and various debt obligation conversions to/from our former parent Company, Monaker Group, Inc. As a result of these transactions the Company is due $1,287,517   as of April 30, 2016 and October 31, 2015, respectively. Management has elected to record an allowance against the entire amount due from affiliate. The allowance was required due to the uncertainty of the collectability of the outstanding balance. However, subsequent to April 30, 2016, the Company filed a lawsuit against Monaker Group, Inc. seeking collection of this balance (see Note 14).

NOTE 8: DERIVATIVE LIABILITIES

The company had derivative liabilities related to Himmil Investments Ltd. based on the variable feature of the conversion price. The derivative liability was reduce to zero upon the extinguishment of the related notes payable. ( See note 9) The following table sets forth a summary of change in fair value of our derivative liabilities for the six month’s ended April 30, 2016.

Balance @ 10/31/2015	$628,762

Elimination of derivative liability due to the extinguishment of the related convertible note payable	(628,762)

Balance @ 4/30/2016	$-

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2016

NOTE 9: CONVERTIBLE NOTES PAYABLE

In December 2015, the company consummated a settlement with Himmil Investments Ltd. pursuant to which we redeemed our outstanding 7.5% convertible promissory note issued to Himmil and cancellation of their common stock purchase warrants for $500,000. The transaction resulting in a gain on the extinguishment of convertible debt, calculated as follows:

Cash paid to noteholder	$(500,000)
Principal balance of note on October 31, 2015	435,866
Debt discount on convertible note	(406,593)
Extinguishment of derivative liability on convertible note	628,762
Gain on the extinguishment of convertible debt	$158,035

At April 30, 2016, the company had convertible notes payable with an outstanding principle balance of $1,130,000. The notes mature on December 31, 2016 and bear interest at the rate of 24% which is payable quarterly. The noteholders can elect to receive their interest payments in all common stock or a combination of common stock at 12% per annum based upon $0.10 (ten) cents per share and cash at 12% per annum.. The noteholders, at their option have the right, but not the obligation, at any time and from time to time, to convert all or any portion of the principal and interest into fully paid and non-assessable shares of Company common stock at the conversion price of $0.10 per share. The unamortized debt discount at April 30, 2016 related to these convertible notes is $279,265.

NOTE 10: LOANS PAYABLE

During the six months ended April 30, 2016, the Company issued its former Chairman 1,000,000 common shares with a value of $50,000 in exchange for the cancellation of the existing loan payable at that time. There was no activity for the six months ended April 30, 2016 for the non-related third party investors and the remaining principal balance is $170,000.

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

The total number of shares of all classes of stock that the Company shall have the authority to issue is 570,000,000 shares consisting of 250,000,000 shares of common stock with a $0.001 par value per shares; of which 149,416,379 are outstanding as of April 30, 2016 and as of the date of this report and 320,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 45,188,600 are outstanding as of the date of this report (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of April 30, 2016 and as of the date of this report and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 35,000 shares are outstanding as of April 30, 2016 and as of the date of this report.

Common Stock

During the six months ended April 30, 2016, the Company had the following transactions:

On November 19, 2015, the Company agreed to issue 1 million shares of common stock valued at $0.05 per share (based on the quoted market price on that date) to a company controlled by its former Chairman in consideration of his agreement to cancel and extinguish a 0%, $50,000 promissory note issued to him on August 29, 2015. There was no gain or loss recorded on this transaction.

On November 30, 2015, the Company sold 13,600,000 units (“Units”) at a price of $0.05 per Unit for gross proceeds of $680,000. Each Unit consists of 1 share of common stock and a warrant to purchase 1 share of common stock requiring the issuance of 13,600,000 shares of common stock and 1-year warrants to purchase 13,600,000 shares of our common stock with an exercise price of $0.05 per share. The Company used $500,000 of these proceeds as the final payment required under our Settlement Agreement and Release with Himmil Investments, Ltd. including repayment in full of its outstanding 7.5% $500,000 convertible promissory note issued to Himmil Investments Ltd. A company controlled by our former Chairman, purchased 6,000,000 Units for $300,000 and our Chief Financial Officer purchased 200,000 Units for $10,000.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2016

NOTE 11: STOCKHOLDERS’ EQUITY, continued

On December 1, 2015, the Company issued 421,500 shares of its common stock valued at $42,150 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms at $0.10 per share. The Company did not receive any proceeds for the issuance of these shares.

On December 10, 2015, a former employee returned 1,000,000 shares of its common stock to the Company to resolve an outstanding dispute, which was valued at $50,000 , based on the quoted market price $0.05 per share. These shares were subsequently cancelled.

On January 20, 2016, the Company issued 800,000 shares of common stock to a third-party consultant in consideration of professional services rendered. The market value of these shares was based on the closing price (0.04) on the date of issuance which was approximately $32,000 and included as a component of general and administrative expenses.

On March 1, 2016, the Company issued 421,500 shares of its common stock valued at $42,150 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms at $0.10 per share. The Company did not receive any proceeds for the issuance of these shares.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of April 30, 2016:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding, October 31, 2015	4,980,000	$0.12	$0.00
Warrants granted and issued	13,600,000	$0.05	$0.00
Warrants exercised/forfeited	(2,325,000)	$(0.14)	$0.00
Outstanding, April 30, 2016	16,055,000	$0.058	$0.00

Common stock issuable upon exercise of warrants	16,055,000	$0.058	$0.00

	Common Stock Issuable Upon Exercise of			Common Stock Issuable
	Warrants Outstanding			Upon Warrants
				Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable at	Average
Exercise	At April 30,	Contractual	Exercise	October 31,	Exercise
Prices	2016	Life (Years)	Price	2015	Price
$0.05	13,600,000	0.58	$0.05	13,600,000	$0.05
$0.10	2,455,000	2.62	$0.10	2,455,000	$0.10
	16,055,000		$0.058	16,055,000	$0.058

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2016

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Convertible Preferred Stock Series A

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31st, 2014 Board of Directors approval to increase the Preferred A shares from 100,000,000 shares to 120,000,000 shares. As of April 30, 2016, the Company had 45,188,600 shares of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accumulate whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value of a $1 per share by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share. Each holder of Series A stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

During the six months ended April 30, 2016, the Company recorded the following activity with respect to its Series A Convertible Preferred Stock:

On December 1, 2015, the Company retired 1,000,000 of its Series A Preferred shares held by Monaker Group Inc., in accordance with the original securities and purchase agreement of October 2012. This was based upon the issuances of 1 million RealBiz common shares issued for conversion of 30,000 shares of Monaker Group,Inc. Series D preferred stock on such date.

Convertible Preferred Stock Series B

On July 31, 2014, the Company's Board of Directors approved the creation of a new Series B Preferred stock and on October 14, 2014 a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company's common stock at $0.05 per share. As of April 30, 2016, the Company had no shares of Convertible Preferred Stock Series B issued and outstanding. The Series B Preferred stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series B Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series B stock by issuing shares of common stock to the holders of Series B stock on a uniform and prorated basis. Each share of Series B Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series B Stock is equal to $0.05 per share. Each holder of Series B stock shall be entitled to the number of votes equal to two hundred (200) votes for each shares of Series B stock held by them.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2016

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series B stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Stock or to the Common Stock, an amount for each share of Series B Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series B Liquidation Amount"). There were no Series B Preferred stock outstanding at April 30, 2016 and October 31, 2015.

Convertible Preferred Stock Series C

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. Each share of our series C preferred stock is convertible into that number of shares of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). For example, our Series C Preferred contain voting rights which provide each share of Series C Preferred Stock with 100 votes for each shares of common stock into which the Series C Preferred Stock is convertible. Accordingly, our currently outstanding 35,000 shares of Series C Preferred Stock (which are convertible into 3,500,000 shares) are entitled to 350,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Preferred Stock having voting majority voting control of our corporation. There were 35,000 shares of Series C Preferred Stock outstanding on April 30, 2016.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2016

NOTE 12: RELATED PARTY TRANSACTIONS

Equity transactions with the Company's former parent are described in Note 10.

On November 19, 2015, the Company agreed to issue 1 million shares of common stock valued at $0.05 per share to a company controlled by its former Chairman in consideration of his agreement to cancel and extinguish a 0%, $50,000 promissory note issued to him on August 29, 2015.

On November 30, 2015, a company controlled by the Company’s former Chairman purchased 6 million units at a price of $0.05 per unit for an aggregate purchase price of $300,000. Each unit consisted of 1 share of common stock and a 1-year warrant to purchase 1 share of common at an exercise price of $0.05 per share. This resulted in the issuance of 6 million shares of common stock and a 1-year warrant to purchase 6 million shares of our common stock at an exercise price of $0.05 per share. In addition, our Chief Financial Officer purchased 200,000 Units for $10,000.

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

At April 30, 2016 the company posted a surety bond with the California Department of Labor in the amount of $27,977 as required in connection with an appeal of an assessment relating to an employment matter.

NOTE 14: SUBSEQUENT EVENTS

On May 12, 2016, the Company filed a lawsuit against Monaker Group, Inc. (“Monaker”) in the United States District Court for the Southern District of Florida seeking collection of the balance due from Monaker of $1,287,517 (see Note 7).

On June 6, 2016, Monaker filed its response to the lawsuit, claiming that the Company owed Monaker an amount between $5,500,000 and $11,100,000.

The Company denies Monaker’s claim and plans to vigorously enforce its claim of $1,287,517. Although the Company expects to prevail in its claim, the Company’s management is unable to estimate the final outcome of this matter at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended October 31, 2015 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve risks, uncertainties and assumptions. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 18, 2016 are those that depend most heavily on these judgments and estimates. As of April 30, 2016, there had been no material changes to any of the critical accounting policies contained therein.

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

Our first and second quarter of fiscal 2016 continues to demonstrate the impact of the reorganization and de-consolidation implemented during fiscal 2015. The increased efficiency and various consolidations are now being seen in our financial statement performance.

Most importantly, our operating loss during the six months ended April 30, 2016 decreased to $85,222, or approximately 97% from $2,759,256 in the comparable 2015 period.  Much of the current operating loss was impacted in the six months ended April 30, 2016 by seasonal items related to various charges associated with our 2015 Annual Report filing.

Revenues were down to $533,188 in the six months ended April 30, 2016, or approximately 13%, from $614,044 in the comparable 2015 period.  The decrease in revenues is attributable to decrease in the volume of virtual tour video produced offset by a modest increase in the licensing of the Nestbuilder Agent 2.0 marketing agent product. We had cash of $206,532 at April 30, 2016, an increase of approximately 76% from our cash of $117,642 at April 30, 2015.

Results of Operations

Three and six months ended April 30, 2016 compared to three and six months ended April 30, 2015.

Revenues

Our total revenues decreased 13% to $533,388 for the six months ended April 30, 2016, compared to $614,044 for the six months ended April 30, 2015, a decrease of $80,656. The decrease in sales is attributable to decrease in the volume of virtual tour video produced offset by a modest increase in the licensing of the Nestbuilder Agent 2.0 marketing agent product.

Operating Expenses

Our operating expenses, which include technology and development, salaries and benefits, selling and promotion and general and administrative expenses decreased to $618,410 for the six months ended April 30, 2016, compared to $3,282,161 for the six months ended April 30, 2015, a decrease of $2,663,751 or approximately 81%. This decrease was substantially due to a reduction in amortization expense of $1,018,218, salaries and benefits of $261,850, selling expenses of $211,540, technology and development fees of $318,956 and general and administrative expenses of $853,186.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Technology and development	$1,197	187,278	$46,307	$365,263
Salaries and benefits	129,216	292,998	362,865	624,715
Selling and promotions expense	-	177,592	5,147	216,687
Amortization	-	509,109	-	1,018,218
General and administrative	63,464	431,155	204,092	1,057,278
Total operating expenses	$193,877	$1,598,132	$618,410	$3,282,161

For the six months ended April 30, 2016 as compared to April 30, 2015 the decrease in general and administrative expenses was primarily due to a decrease in consulting expense of $476,326, a decrease of investor relations expense of $302,871, a decrease of travel expense of $53,320 and a decrease in occupancy expense of $42,471.

For the three and six months ended April 30, 2016 and 2015, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Professional and legal fees	$31,578	$(3,419)	$83,726	$75,239
Web hosting	17,004	-	49,715	27,392
Broker commissions	(5,000)	-	27,000	-
Depreciation expense	6,097	6,769	12,243	12,184
Consulting expense	4,285	241,159	10,099	486,425
Occupancy expense	-	59,768	-	42,471
Telephone expense	531	4,833	1,186	9,611
Travel expense	1,081	25,464	3,785	57,105
Investor relations	4,750	96,581	4,750	307,621
Other	3,139	-	11,590	39,230
	$63,464	$431,155	$204,092	$1,057,278

Other Income (Expenses)

We had other expense of $155,060 in the six months ended April 30, 2016 as compared to other expenses of $91,139 for the six months ended April 30, 2015, for an increase in expenses of $63,921 in the 2016 period. This increase was substantially due to the decrease in gain on change in fair value of derivatives of $87,858 in the six months ended April 30, 2016 as compared to the 2015 period, which amount was offset by increase in gain on extinguishment of convertible debt and accounts payable of $158,035 in the 2016 period as compared to the 2015 period.

Net Loss

We had a net loss of $240,132 for the six months ended April 30, 2016, compared to a net loss of $2,759,256 for the six months ended April 30, 2015, a decrease of $2,519,124. The decrease in net loss from 2015 to 2016 was substantially due to a decrease in amortization expense of $1,018,218, in technology and development expense of $318,956, in salaries and benefits of $261,850, and in general and administrative expenses of $853,186 offset by an increase in other expense of $63,921.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At April 30, 2016, the Company had $206,532 of cash and a working capital deficit of $1,358,405 as compared to cash of $307,774 and a working capital deficit of $1,152,191 as of October 31, 2015.

Net cash used in operating activities was $224,977 for the six months ended April 30, 2016 resulting primarily from our net loss attributable to common shareholders of $233,325, a gain on extinguishment of convertible debt and accounts payable of $158,035, an increase in restricted cash of $27,977, a decrease in accounts payable and accrued expenses of $110,092 and a decrease in deferred revenue of $18,650 which amounts were offset by amortization and depreciation of $12,243, amortization of debt discount of $189,798, , stock based consulting fees of $32,000, increase in accounts receivable of $12,707 and a decrease in amounts due from former officer of $27,060. This is compared to net cash used in operating activities of $1,086,182 in the six months ended April 30, 2015 resulting primarily from a net loss attributable to common shareholders of $2,629,265, plus gain on legal settlement of accounts payable and convertible debt of $36,259 and decrease in amounts due to affiliates of $11,791 which amounts were offset by amortization and depreciation of $1,187,131, gain on change in fair value of derivative securities of $87,858, stock based consulting fees of $487,780, and decrease in accounts receivable of $15,417 and increase in accounts payable and accrued expenses of $114,375.

Investing activities in the six months ended April 30, 2016 totaled $56,265 as compared to $103,095 of cash used in investment activities for the six months ended April 30, 2015 related to software development costs.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the six months ended April 30, 2016, we had $180,000 of net cash provided by financing activities which consisted of $680,000 in proceeds from the sale of 13,600,000 shares of our common stock and related warrants which amount was offset by payments of $500,000 on convertible notes. In the six months ended April 30, 2015, we had $1,315,000 in net cash provided from financing activities resulting primarily from $1,130,000 in proceeds from the issuance of convertible notes and $120,000 from the sale of stock and warrants. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of April 30, 2016.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended April 30, 2016 , included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended April 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

In addition to the matter presented above, in the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

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

There were no defaults upon senior securities during the quarter ended April 30, 2016.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On December 10, 2015, a former employee returned 1,000,000 shares of its common stock with a value of $50,000 to the Company to resolve an outstanding dispute. These shares were initially returned to treasury and cancelled on March 7, 2016.

Item 6.	Exhibits.

Exhibit Number	Description
[items 2, 3, and 4 have to be listed every quarter, and you incorporate them by reference]

31.1	Certification of Chief Executive Officer **

31.2	Certification of Chief Financial Officer **

32.1	Certification of Chief Executive Officer and Chief Financial Officer**

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Alex Aliksanyan	Chairman and Chief Executive Officer	June 14, 2016
Alex Aliksanyan	(Principal Executive Officer)

/s/ Thomas M. Grbelja	Chief Financial Officer	June 14, 2016
Thomas M. Grbelja	(Principal Financial Officer)