Form 10-Q
period 2016-07-31
REALBIZ MEDIA GROUP, INC
filed 2016-09-14
CIK 1430523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

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

Registrant’s telephone number, including area code: (201) 845-7001 x303

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

+

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 14, 2016 there were 149,837,879 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE PERIOD ENDED JULY 31, 2016 AND 2015

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

ITEM 1     Financial Statements

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash	$136,594	$307,774
Accounts receivable, net of allowance for doubtful accounts	65,678	68,152
Due from former officer	-	87,500
Prepaid expenses	3,300	3,300
Total current assets	205,572	466,726

Property and equipment, net	16,407	34,747
Intangible product development	110,063	-
Due from affiliates, net of allowance	-	-
Restricted cash	27,977	-
Total assets	$360,019	$501,473

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$627,757	$743,661
Deferred revenue	-	26,494
Derivative liabilities	-	628,762
Convertible notes payable, net of discount of $182,292	947,708	-
Loans payable	170,000	220,000
Total current liabilities	1,745,465	1,618,917

Convertible notes payable, net of discount of $ $875,656	-	690,210

Total Liabilities	1,745,465	2,309,127
Contingencies ( Note 13)

Stockholders' Deficit
Series A convertible preferred stock, $.001 par value; 120,000,000 authorized and 49,691,682 and 46,188,600 shares issued and outstanding at July 31,2016 and October 31, 2015, respectively	49,692	46,189

Series B convertible preferred stock, $.001 par value; 1,000,000 authorized and no shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	-	-

Series C convertible preferred stock, $.001 par value; 1,000,000 authorized and 35,000 shares issued and outstanding at July 31, 2016 and October 31, 2015	35	35

Common stock, $.001 par value; 250,000,000 authorized and 149,837,879 shares issued and outstanding at July 31, 2016 and 133,687,500 shares issued and outstanding at October 31, 2015.	149,838	133,688

Additional paid-in-capital	19,866,377	19,047,754

Accumulated other comprehensive income (loss)	(63,315)	(60,626)
Accumulated deficit	(21,194,218)	(20,796,182)
Total stockholders' (deficit) attributable to Realbiz Media Group, Inc.	(1,191,591)	(1,629,142)
Non-controlling interest	(193,855)	(178,512)
Total stockholders’ deficit	(1,385,446)	(1,807,652
Total liabilities and stockholders' deficit	$360,019	$501,473

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Real estate media revenue	$226,625	$337,570	$759,963	$951,614

Operating expenses:
Technology and development	1,244	94,359	47,551	450,790
Salaries and benefits	117,494	155,958	480,359	780,763
Selling and promotions expense	2,673	25,167	7,636	241,854
Amortization	-	522,015	-	1,548,974
General and administrative	116,378	255,889	320,652	1,313,168
Total operating expenses	237,789	1,053,388	856,198	4,335,549

Operating income (loss)	(11,164)	(715,818)	(96,235)	(3,383,935)

Other income (expenses):
Interest expense	(164,773)	(181,043)	(487,318)	(414,733)
(Loss) on change on fair value of derivatives	-	(440,484)	-	(352,626)
Derivative liability expense		(55,489)		(55,489)
Gain on extinguishment of derivative liability			628,762
Loss on conversion of convertible debt into common stock		(49,497)		(49,497)
Gain (loss) on extinguishment of convertible debt and accounts payable	-	73,666	(470,727)	109,924
Foreign exchange transaction gain (loss)	-	(21,536)	9,450	14,846
Other income (expense)	-	12,833	-	(5,114)
Total other income (expenses)	(164,773)	(661,550)	(319,833)	(752,689)

Net loss	(175,937)	(1,377,368)	(416,069)	(4,136,624)

Less net loss attributable to non-controlling interest	3,511	19,303	15,321	149,294

Net loss attributable to Realbiz Media Group, Inc.	(172,426)	(1,358,065)	(400,748)	(3,987,330)
Preferred stock dividend		(236,992)		(236,992)
Net loss attributable to common shareholders	$(172,426)	$(1,595,057)	$(400,748)	$(4,224,322)

Loss per common share basic and diluted	$-	$(0.01)	$-	$(0.04)

Weighted average common shares outstanding	149,112,992	107,852,668	146,502,264	100,360,642

Comprehensive income (loss):
Unrealized loss on currency translation adjustment	(1,942)	(66,514)	(2,689)	(94,662)
Comprehensive loss	$(177,879)	$(1,443,882)	$(403,437)	$(4,231,286)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net cash used in operating activities	(241,117)	(1,272,758)

Cash flows from investing activities:

Purchase of computer equipment	-	(17,688)
Payments towards software developments costs	(110,063)	(102,858)
Net cash used in investing activities	(110,0063)	(120,546)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	1,610,000
Proceeds from loans payable	-	75,000
Payments on notes payable	(500,000)	(75,000)
Proceeds from the sale of common stock and warrants	680,000	120,000
Net cash provided by financing activities	180,000	1,730,000

Effect of exchange rate changes on cash	-	(94,662)

Net increase (decrease) in cash	(171,180)	242,034
Cash at beginning of period	307,774	20,066

Cash at end of period	$136,594	$262,100

Supplemental disclosure:
Cash paid for interest	$76,950	$26,816

	For the Nine Months Ended
	July 31,
	2016	2015

Supplemental disclosure of non-cash investing and financing activity:
Settlement of prior year advances for subscriptions of common stock:
Value	$-	$30,000
Shares	-	100,000
Warrants	-	100,000

Next 1 Interactive, Inc. Preferred Series A shares converted to common stock:
Value	$-	$729,087
Shares	-	3,314,030

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$-	$485,000
Shares	-	2,900,000

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$-	$409,750
Shares	-	3,645,000

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$-	$407,995
Shares	-	2,719,862

Next 1 Interactive, Inc. promissory notes converted to common stock:
Value	$-	$392,000
Shares	-	4,100,000

Common stock issued for conversion of promissory notes:
Value	$-	$60,000
Shares	-	600,000

Common stock issued for accrued interest on convertible promissory notes:
Value	$126,450	$32,033
Shares	1,246,500	320,333

Common stock retired:
Value	$50,000	$750
Shares	1,000,000	750,000

Common stock issued to settle note payable:
Value	$50,000	$-
Shares	1,000,000	-

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
JULY 31, 2016

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

JULY 31, 2016

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION, continued

Ezflix Mobile App: The ezflix app is a free mobile/web video editor that pre-integrates with an agent’s listing data, allowing them to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media, email, and multiple other real estate portals including NestBuilder (www.nestbuilder.com) thereby giving agents a way to personalize their listing videos with entertaining local relevant content. This application is available in both Web and Mobile, was initially launched in both the Android and iOS versions in January and February 2015. This platform as it evolves will combine our VT (Virtual Tour) and MVA (Microvideo App) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers’ network. This product integration has been substantially upgraded during 2015 and is expected to integrate with our Nestbuilder Agent 2.0 product released in January 2016.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2016. The results of operations for the nine months ended July 31, 2016, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2016.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. These estimates include the useful life of fixed assets, amortization of debt discounts, allowance for doubtful accounts and all other general contingency items.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at July 31, 2016 and October 31, 2015.

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The allowance for doubtful accounts at July 31, 2016 and October 31, 2015, respectively is $-0-.

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

JULY 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended July 31, 2016, the Company did not record any impairment losses on its long-lived assets.

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

During the nine months ended July 31, 2016, the Company started development of a new stand alone software application. The company has capitalized $110,063 of costs associated with the development of this new application. These costs related primarily to labor costs incurred for those engineers that are developing the new technology. The company expects to complete the development during fiscal 2016 and anticipates generating revenue from this product during fiscal 2017.   All other technology costs incurred during the quarter were related to maintenance activities and were charged to technology and development expenses in the statement of operations.

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

The Company incurred amortization expense related to website development costs and other intangible assets of $-0- and $1,018,218 for the nine months ended July 31, 2016 and 2015, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2016

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

JULY 31, 2016

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

Technology and Development

Costs to research and develop our products are expensed as incurred. These costs consist of primarily of technology and development related expenses including third party contractor fees and technology software services. Technology and development also includes amortization of capitalized costs of the Nestbuilder website associated with the development of our marketplace. The amortization of the Nestbuilder website for the nine months ending July 31, 2016 and 2015 is -0- and $263,285, respectively.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the nine months ended July 31, 2016 and 2015 was $0 and $94,386, respectively.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gain of $9,450 and $14,846 for nine months ended July 31, 2016 and 2015, respectively. The foreign currency exchange gains and losses are included as a component of other income (expense), net, in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). For the nine months ended July 31, 2016 and 2015, the change in accumulated comprehensive income was a loss of $747 and $94,662, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive Income (Loss) (continued)

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amounts from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

●	As of July 31, 2016 - Canadian dollar $1.30364 to US $1.00

●	For the nine months ended July 31, 2016 - Canadian dollar $1.33197 to US $1.00

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

July 31,
2016
Series A convertible preferred stock issued and outstanding	49,691,682
Series C convertible preferred stock issued and outstanding	35,000
Warrants to purchase common stock issued, outstanding and exercisable	16,055,000
Shares on convertible promissory notes	11,300,000
77,081,682

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2016

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

The Company has incurred a net loss of $416,069 and had net cash used in operations of $241,117 for the nine months ended July 31, 2016. At July 31, 2016, the Company had a working capital deficit of $1,539,893 and an accumulated deficit of $21,194,218. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern. . The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: RESTRICTED CASH

At July 31, 2016 the company has posted a surety bond with the California Department of Labor in the amount of $27,977 as required in connection with an appeal of an assessment relating to an employment matter. (Also see Note 14).

NOTE 5: PROPERTY AND EQUIPMENT

At July 31, 2016, the Company's property and equipment are as follows:

	July 31, 2016
	Remaining		Accumulated	Net Carrying
	Useful Life (Years)	Cost	Depreciation	Value

Computer equipment	1.5	$82,719	$66,311	$16,407

The Company has recorded $18,339 and $18,953 of depreciation expense as a component of general and administrative expenses for the nine months ended July 31, 2016 and 2015, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2016

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At July 31, 2016, the Company’s accounts payable and accrued expenses are as follows:

July 31,
2016
Trade payables	$224,221
Accrued interest payable	163,581
Accrued payroll and commissions	220,000
Accrued expenses	19,955
Total accounts payable and accrued expenses	$627,757

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses and various debt obligation conversions to/from our former parent Company, Monaker Group, Inc. As a result of these transactions the Company is due $1,287,517 as of July 31, 2016 and October 31, 2015, respectively. Management has elected to record an allowance against the entire amount due from affiliate. The allowance was required due to the uncertainty of the collectability of the outstanding balance. On May 11, 2016, the Company filed a lawsuit against Monaker Group, Inc. seeking collection of this balance (see Note 13).

NOTE 8: DERIVATIVE LIABILITIES

The company had derivative liabilities related to Himmil Investments Ltd. based on the variable feature of the conversion price. The derivative liability was reduce to zero upon the extinguishment of the related notes payable. (See note 9) The following table sets forth a summary of change in fair value of our derivative liabilities for the nine month’s ended July 31, 2016.

Balance @ October 31, 2015	$628,762

Gain on extinguishment of derivative liability	(628,762)

Balance @ July 31, 2016	$-

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2016

NOTE 9: CONVERTIBLE NOTES PAYABLE

In December 2015, the company consummated a settlement with Himmil Investments Ltd. pursuant to which we redeemed our outstanding 7.5% convertible promissory note issued to Himmil and cancellation of their common stock purchase warrants for $500,000. The transaction resulting in a loss on the extinguishment of convertible debt, calculated as follows:

Cash paid to noteholder	$(500,000)
Principal balance of note on October 31, 2015	435,866
Debt discount on convertible note	(406,593)
Loss on the extinguishment of convertible debt	$(470,727)

At July 31, 2016, the company had convertible notes payable with an outstanding principle balance of $1,130,000. The notes mature on December 31, 2016 and bear interest at the rate of 24% which is payable quarterly. The noteholders can elect to receive their interest payments in all common stock or a combination of common stock at 12% per annum based upon $0.10 (ten) cents per share and cash at 12% per annum.. The noteholders, at their option have the right, but not the obligation, at any time and from time to time, to convert all or any portion of the principal and interest into fully paid and non-assessable shares of Company common stock at the conversion price of $0.10 per share. The unamortized debt discount at July 31, 2016 related to these convertible notes is $182,292.

NOTE 10: LOANS PAYABLE

During the nine months ended July 31, 2016, the Company issued its former Chairman 1,000,000 common shares with a value of $50,000 in exchange for the cancellation of the existing loan payable at that time. There was no activity for the nine months ended July 31, 2016 for the non-related third party investors and the remaining principal balance is $170,000.

NOTE 11: STOCKHOLDERS’ DEFICIT

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

The total number of shares of all classes of stock that the Company shall have the authority to issue is 570,000,000 shares consisting of 250,000,000 shares of common stock with a $0.001 par value per share of which 149,837,879 are outstanding as of July 31, 2016 and as of the date of this report and 320,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 49,691,682 are outstanding as of July 31, 2016, and the date of this report (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of July 31, 2016 and as of the date of this report and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 35,000 shares are outstanding as of July 31, 2016 and as of the date of this report.

Common Stock

During the nine months ended July 31, 2016, the Company had the following transactions:

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

(UNAUDITED)

JULY 31, 2016

NOTE 11: STOCKHOLDERS’ DEFICIT, continued

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

On June 1, 2016, the Company issued 421,500 shares of its common stock valued at $42,150 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms at $0.10 per share. The Company did not receive any proceeds for the issuance of these shares

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of July 31, 2016:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2015	4,980,000	$0.12	$0.00
Warrants granted and issued	13,600,000	$0.05	$0.00
Warrants exercised/forfeited	(2,325,000)	$(0.14)	$0.00
Outstanding, July 31, 2016	16,055,000	$0.058	$0.00

Common stock issuable upon exercise of warrants	16,055,000	$0.058	$0.00

	Common Stock Issuable Upon Exercise of			Common Stock Issuable
	Warrants Outstanding			Upon Warrants
				Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable at	Average
Exercise	At July 31,	Contractual	Exercise	October 31,	Exercise
Prices	2016	Life (Years)	Price	2015	Price
$0.05	13,600,000	0.33	$0.05	13,600,000	$0.05
$0.10	2,455,000	2.37	$0.10	2,455,000	$0.10
	16,055,000	0.64	$0.058	16,055,000	$0.058

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2016

NOTE 11: STOCKHOLDERS’ DEFICIT (continued)

Convertible Preferred Stock Series A

As of July 31, 2016, the Company had 49,691,682 shares of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accumulate whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value of a $1 per share by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share. Each holder of Series A stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

In September 2015, the Company entered into an agreement with the holders of our Series A Preferred Stock under which they agreed to waive and cancel any further dividends owing on the Series A Preferred from and after May 1, 2015 in exchange for our agreement to pay all accrued dividends through July 31, 2015.

During the nine months ended July 31, 2016, the Company recorded the following activity with respect to its Series A Convertible Preferred Stock:

On December 1, 2015, the Company retired 1,000,000 of its Series A Preferred shares held by Monaker Group Inc., in accordance with the original securities and purchase agreement of October 2012. This was based upon the issuances of 1 million RealBiz common shares issued for conversion of 30,000 shares of Monaker Group,Inc. Series D preferred stock on such date.

The company increased its reported outstanding Series A Preferred shares by 4,503,082 (with a value of $4,503) to true up the balance to agree to the company's internal stock transfer register. This correction, although immaterial, resulted in a corresponding reduction to Additional Paid in Capital.

Convertible Preferred Stock Series B

On July 31, 2014, the Company's Board of Directors approved the creation of a new Series B Preferred stock and on October 14, 2014 a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company's common stock at $0.05 per share. As of July 31, 2016, the Company had no shares of Convertible Preferred Stock Series B issued and outstanding. The Series B Preferred stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series B Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series B stock by issuing shares of common stock to the holders of Series B stock on a uniform and prorated basis. Each share of Series B Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series B Stock is equal to $0.05 per share. Each holder of Series B stock shall be entitled to the number of votes equal to two hundred (200) votes for each shares of Series B stock held by them.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2016

NOTE 11: STOCKHOLDERS’ DEFICIT (continued)

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company's stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a "liquidation event"), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the "net assets available for distribution"). The holders of the Series B stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Stock or to the Common Stock, an amount for each share of Series B Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the "Series B Liquidation Amount"). There were no Series B Preferred stock outstanding at July 31, 2016 and October 31, 2015.

Convertible Preferred Stock Series C

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. Each share of our series C preferred stock is convertible into that number of shares of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). For example, our Series C Preferred contain voting rights which provide each share of Series C Preferred Stock with 100 votes for each shares of common stock into which the Series C Preferred Stock is convertible. Accordingly, our currently outstanding 35,000 shares of Series C Preferred Stock (which are convertible into 3,500,000 shares) are entitled to 350,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Preferred Stock having majority voting control of our corporation. There were 35,000 shares of Series C Preferred Stock outstanding on July 31, 2016.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2016

NOTE 12: RELATED PARTY TRANSACTIONS

Equity transactions with the Company's former parent are described in Note 11.

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

NOTE 13: CONTINGENCIES

On August 17, 2015, the Company filed a Complaint in the Superior Court of the State of California, in San Diego County, California, against former employees Steven Marques, Sherry Marques and Sean Herschmiller as well as Ken Marques, Amozaio LLC, Mike O’Donnell, Bobbie Ayers, Showoff.com, Inc., Philip Bliss, Tom Klawsuc, and Perceptible Inc. (“Defendants”). The Complaint further alleges that the Defendants misappropriated confidential business information and proprietary and confidential trade secrets of the Company in setting up a rival business utilizing the Company’s proprietary technology and current customers. The Complaint further alleges that the former employees Steven Marques, Sherry Marques and Sean Herschmiller breached their positions of trust and confidence and their duties of loyalty to the Company by using their positions with the company and information acquired in those positions to set up a business in direct competition with the Company, and the remaining Defendant’s conspired with the Company’s former employees to misappropriate and use the Company’s confidential business information and solicit and attempt to steal clients from the Company. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) punitive and exemplary damages in an amount sufficient to punish and deter such conduct; and (iii) a temporary restraining order and preliminary and permanent injunctions enjoining and retraining the Defendants from using or otherwise disclosing or distributing the Company’s property or trade secrets. At July 31, 2016 the company had posted a surety bond with the California Department of Labor in the amount of $27,977 as required in connection with an appeal of an assessment relating to an employment matter with the parties named above.

 On May 11, 2016, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker Group, Inc. seeking collection of the balance owed to the Company in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from Monaker Group, Inc. The company is currently in the discovery phase of this litigation. Management is unable to estimate the final outcome of this matter at this time.

NOTE 14: SUBSEQUENT EVENTS

The Company has settled several court cases. The following is a list of such cases:

Settled a suit the Company had brought in California Superior Court against various former employees and consultants for various damages to the Company caused by actions of such employees. The case was settled with no payments by either party.

Settled two suits brought by two former employees before the California Labor Board against the Company. The employees were paid the expenses they had accrued while employed of the Company. We are awaiting the release and return of the surety bond from the California Department of Labor in the amount of $27,977.

Settled a suit brought in California Superior Court against the Company by The Relocation Information Service, Inc. for various media related claims dating back to December 2014. Full settlement was achieved with a payment of $3,750.

Settled a suit that was filed in Canada against the Company by ALMA Consulting for non-payment for services rendered several years ago. Full settlement was achieved with a payment of $5,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended October 31, 2015 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve risks, uncertainties and assumptions. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “feel”,“foresee”, “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our annual report on Form 10-K.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by RealBiz Media Group, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended October 31, 2015, filed with the Securities and Exchange Commission on February 18, 2016, should be considered in evaluating our prospects and future performance.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K are those that depend most heavily on these judgments and estimates. As of July 31, 2016, there had been no material changes to any of the critical accounting policies contained therein.

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

Operating loss during the three months ended July 31, 2016 was ($11,164) down from a loss of ($715,818) during the three months ended July 31, 2015. For the nine months ended July 31, 2016 operating loss was ($96,235) compared to a loss of ($3,383,935), down over 97% compared to the nine months ended July 31, 2015. Revenues for the three months ended July 31, 2016 were $226,625 were down 33% compared to the three months ended July 31, 2015, driven by the continual decline in the demand for video production.  While we remain the market leader in such technology, significant pricing pressure emanating from the commoditizing of such technology was notable during the three months ended July 31, 2016.  In combating these forces we have produced a new suite of products and implemented significant cost cutting actions and efficiencies.

Net loss was ($175,937) and ($416,069) down 87% and 90% for three months and nine months ended July 31, 2016, respectively compared to the three and nine months ended July 31, 2015.  Interest costs represented 94% of the net loss for the three months ended July 31, 2016.  We feel pricing pressure on our video products will continue to negatively impact our revenues and thus have implemented a long term growth strategy.  Our suites of products branded under NestbuilderAgent have been well received by the industry.  Additionally we foresee a dramatic repositioning of the Company utilizing our video expertise and knowledge of the real estate marketplace.

Most importantly, our net loss during the nine months ended July 31, 2016 decreased to $416,069, or approximately 90% from $4,136,624 in the same period last year.

Results of Operations

Three and nine months ended July 31, 2016 compared to the three and nine months ended July 31, 2015.

Revenues

Our total revenues decreased 13% to $759,963 for the nine months ended July 31, 2016, compared to $951,614 for the nine months ended July 31, 2015, a decrease of $191,651. The decrease in sales is attributable to decrease in the volume of virtual tour video produced due to pricing pressures offset by a modest increase in the licensing of the Nestbuilder Agent 2.0 marketing agent product.

Operating Expenses

Our operating expenses, which include technology and development, salaries and benefits, selling and promotion and general and administrative expenses decreased to $856,198 for the nine months ended July 31, 2016, compared to $4,335,549 for the nine months ended July 31, 2015, a decrease of $3,479,351 or approximately 80%. This decrease was substantially due to a reduction in amortization expense of $1,548,974, salaries and benefits of $300,404, selling expenses of $234,218, technology and development fees of $403,239 and general and administrative expenses of $992,515.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Technology and development	$1,244	94,359	$47,551	$450,790
Salaries and benefits	117,494	155,958	480,359	780,763
Selling and promotions expense	2,673	25,167	7,636	241,854
Amortization	-	522,015	-	1,548,974
General and administrative	116,378	255,889	320,652	1,313,168
Total operating expenses	$237,789	$1,053,388	$856,198	$4,335,549

For the nine months ended July 31, 2016 as compared to July 31, 2015 the decrease in general and administrative expenses was primarily due to a decrease in consulting expense of $574,326, a decrease of investor relations expense of $355,981, a decrease of travel expense of $54,686 and a decrease in occupancy expense of $44,681.

For the three and nine months ended July 31, 2016 and 2015, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Professional and legal fees	$67,839	$36,279	$146,034	$111,518
Web hosting	33,022	64,141	98,762	91,533
Broker commissions	-	-	21,600	-
Depreciation expense	6,097	6,769	18,339	18,953
Consulting expense	-	98,000	10,099	584,425
Occupancy expense	-	2,210	-	44,681
Telephone expense	1,081	2,780	2,267	12,391
Travel expense	3,104	4,469	6,888	61,574
Investor relations	-	53,111	4,750	360,732
Other	5,235	(11,870)	11,913	27,361
	$116,378	$255,889	$320,652	$1,313,168

Other Income (Expenses)

We had other expense of $319,833 in the nine months ended July 31, 2016 as compared to other expenses of $752,689 for the nine months ended July 31, 2015, for a decrease in expenses of $432,856 in the 2016 period. This decrease was substantially due to the increase in gain on change in fair value of derivatives of $628,762 in the nine months ended July 31, 2016 as compared to the 2015 period, which amount was offset by increase in loss on extinguishment of convertible debt and accounts payable of $470,727 in the 2016 period as compared to a gain on settlement of accounts payable of $109,925 in the 2015 period. Interest expense, which includes amortization of debt discount amounted to $487,318 and $414,733 for 2016 and 2015, respectively

Net Loss

We had a net loss of $416,069 for the nine months ended July 31, 2016, compared to a net loss of $4,136,624 for the nine months ended July 31, 2015, a decrease of $3,720,555. The decrease in net loss from 2015 to 2016 was substantially due to a decrease in amortization expense of $1,548,974, in technology and development expense of $403,239, in salaries and benefits of $300,404, and in general and administrative expenses of $992,515.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At July 31, 2016, the Company had $136,594 of cash and a working capital deficit of $1,539,893 as compared to cash of $307,774 and a working capital deficit of $1,152,191 as of October 31, 2015.

Net cash used in operating activities was $241,117 for the nine months ended July 31, 2016 resulting primarily from our net loss attributable to common shareholders of $416,069, a gain on extinguishment of convertible debt and accounts payable of $407,727, an increase in restricted cash of $27,977, a decrease in accounts payable and accrued expenses of $113,542 and a decrease in deferred revenue of $26,494 which amounts were offset by amortization and depreciation of $18,339, amortization of debt discount of $286,771, stock based consulting fees of $32,000, decrease in accounts receivable of $2,474 and a decrease in amounts due from former officer of $37,500. This is compared to net cash used in operating activities of $1,272,758 in the nine months ended July 31, 2015 resulting primarily from the net loss attributable to RealBiz Media Group, Inc. of $3,987,330 offset by non-cash items totaling $2,296,599, including items such as depreciation of $18,953, amortization expense of $1,548,973, loss on change in the fair value of derivative liability of $352,626, shares issued for services rendered of $581,914, and share-based compensation of $3,855.

Investing activities in the nine months ended July 31, 2016 totaled $110,063 as compared to $120,546 of cash used in investment activities for the nine months ended July 31, 2015 related primarily to software development costs.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the nine months ended July 31, 2016, we had $180,000 of net cash provided by financing activities which consisted of $680,000 in proceeds from the sale of 13,600,000 shares of our common stock and related warrants which amount was offset by payments of $500,000 on convertible notes. During the nine months ended July 31, 2015, we raised $1,730,000 from issuance of convertible promissory notes, short term advances and from the sale of common stock and warrants. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of July 31, 2016.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended July 31, 2016 , included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended July 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

On May 11, 2016, we filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker Group, Inc. seeking collection of the balance owed to us, in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from Monaker Group, Inc.

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

Effective June 1, 2016, we issued 421,500 shares of our common stock valued at $42,150 as payment for accrued interest on certain convertible promissory notes as requested by the note holders in accordance with contractual terms at $0.10 per share. We did not receive any proceeds for the issuance of these shares. The issuance of the shares of common stock above were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) under the Securities Act of 1933, as amended. The recipients of these shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended July 31, 2016.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Item 6.	Exhibits.

Exhibit Number	Description

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

3.3	Bylaws (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008, File No. 001-34106)

3.4	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2012, File No. 001-34106)\

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

3.10

Certificate of Designations for Next 1 Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

3.11

Certificate of Designations for Next 1 Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

3.12

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

Name	Title	Date

/s/ Alex Aliksanyan	Chairman and Chief Executive Officer	September 14, 2016
Alex Aliksanyan	(Principal Executive Officer)

/s/ Thomas M. Grbelja	Chief Financial Officer	September 14, 2016
Thomas M. Grbelja	(Principal Financial Officer)