Form 10-K
period 2016-10-31
REALBIZ MEDIA GROUP, INC
filed 2017-02-10
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 001-34106

REALBIZ MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

9711 Washingtonian Blvd #550
Gaithersburg, MD	20850
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 758-3787

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

[  ] Yes [X] No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates was approximately $655,730 as of April 30, 2016, when the last reported sales price was $0.0126 per share.

As of February 8, 2017, 243,659,200 shares of common stock were outstanding.

Documents Incorporated by Reference:

None.

RealBiz Media Group, Inc.

Form 10-K

PART I

ITEM 1. BUSINESS

RealBiz Media Group, Inc., including all its subsidiaries, are collectively referred to herein as “RealBiz,” “RBIZ”, “the Company,” “us,” or “we”.

Overview

We are currently engaged in the business of providing digital media and marketing services for the real estate industry and we intend to enter the international food distribution business. We will focus on international food distribution of nuts, fruits, honey, and meats. We intend to separate the real estate and food distribution business into two segments. We also plan to spin-off the real estate business into a separate company.

Real Estate

We have generated revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (RealBiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media, and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage, and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

Products and Services:

We currently offer the following products and services:

Enterprise Video Production: We service some of the largest and well known franchisor accounts in the North America real estate market in compiling real estate listings into a video format and distributing such video to franchisor’s websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts produced over 10 million video listings from 2012 to 2015 and we anticipate that such contracts will be eclipsing that production in 2017. This core area significantly contributes to our growth not only in this core service but continues to allow us access to national databases and directly agents and brokers to allow us access to upgrades and upsell other core products and services. We currently have the capacity to produce over 15,000 videos per day.

Nestbuilder Agent 2.0 (formerly PowerAgent): Nestbuilder Agent 2.0 is a newly developed comprehensive marketing toolset for the professional real estate agent which utilizes our proprietary video technology to allow any agent to create videos for their listings, edit such videos with music and include an introductory segment and market the videos through multiple sources. This product is powered by an intuitive CRM (customer relationship management) and has been designed to allow agents to extend their marketing reach through social media management, email marketing and web site syndication. In addition, the iOS and Android applications work in conjunction with Nestbuilder Agent 2.0 allowing the agent to take many of the capabilities mobile, right to where the asset is located.

The Virtual Tour (VT) and Microvideo App (MVA): These programs were developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the search engine optimization (“SEO”) rank and traffic credit to real estate franchise systems and/or their brokers. The MVA is a proprietary video widget marketing application designed to deliver video and integrate SEO strategies, traffic generation, e-mail, lead generation with mobile-friendly viewing. This solution gives those franchises and brokers a much-needed tool to lower their cost of prospect acquisition.

ReachFactor: Our social media and marketing platform under the “ReachFactor” brand name offers a variety of solutions to agents and brokers such as web design and web hosting, digital ad campaigns, blogging, social media management, reputation management and search engine optimization.

NestBuilder Website Portal: We provide a consumer real estate portal at www.nestbuilder.com which contains over 1.5 million listings. Unlike other competitors, NestBuilder focuses on building agent’s brands and delivering high-quality leads. Nestbuilder achieves this by offering fully customizable webpages in NestBuilder Agent that will follow homebuyers throughout the home search, ultimately turning www.NestBuilder.com into each agent’s very own national portal. We provide this website free of charge to consumers and agents.

Nestbuilder Agent: This agent-only platform allows agents to claim and customize their own web page to be used as a marketing platform. This platform interacts with the Nestbuilder website allowing agents to claim their listings and then create customized listing pages, as well as being able to pull other Multiple Listing Service (“MLS”) property listings to create specialized marketing messages. Additionally, the agents can view the effectiveness of their marketing efforts through a dashboard that shows multiple statistics including number of views, time spent, origination and lead generation. This platform is provided free of charge and equips each real estate agent with contents and assets that they can use to pursue prospects and generate leads.

Ezflix Mobile Application: The ezflix mobile application is a free mobile/web video editor that pre-integrates with an agent’s listing data, allowing the agent to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media platforms, email, and multiple other real estate portals including, but not limited to, NestBuilder (www.nestbuilder.com) thereby giving agents a way to personalize their listing videos with entertaining local relevant content. This application is available to both web and mobile platforms, and was initially launched for both the Android and iOS versions in January and February 2015, respectively. This platform as it evolves will combine our Virtual Tour (“VT”) and Microvideo App lication (“MVA”) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers’ network. This product integration was substantially upgraded during 2015 and integrates with our Nestbuilder Agent 2.0 product (formerly PowerAgent) released in January 2016.

Food Products

Verus Foods, Inc. (“Verus”) a Nevada corporation, and our wholly owned subsidiary is an international supplier of consumer food products. Verus markets under its own brand primarily to supermarkets, hotels, and other members of the wholesale trade. In 2017, Verus plans to pursue a three-pronged development program through the addition of cold-storage facilities, product line expansion, and new vertical farm-to-market operations. Verus’ initial focus is on frozen foods, particularly meat, poultry, seafood, vegetables, and French fries. Verus has a significant regional presence in the Middle East and North Africa (MENA) and sub-Saharan Africa (excluding Office of Foreign Assets Control (“OFAC”)-restricted nations), with deep roots in the Gulf Cooperation Council (GCC) countries.

Growth Strategy

Key Elements of our growth strategy during fiscal 2016 include:

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

Fiscal 2016 Developments.

Redemption of Convertible Notes. In December 2015, we redeemed our outstanding 7.5% convertible promissory notes issued to Himmil Investments Ltd. (“Himmil”) and canceled Himmel’s warrant to purchase 675,000 shares of the Company’s common stock for $500,000. These convertible notes contained a variable conversion price which, in management’s opinion contributed to downward pressure on our stock price. The funds for the redemption of these notes resulted from the sale of our common stock and warrants which resulted in gross proceeds of $680,000. The balance of the proceeds, or $179,140 (after redemption of the Himmil notes and broker fees) was applied to working capital.

International Food Subsidiary. Beginning in the fourth quarter of fiscal 2016, we began discussions to add an international food subsidiary under the direction of consumer product industry-veteran Anshu Bhatnagar. Our interest in this business came from the potential to generate future revenue streams at a faster pace than our core business. This plan of action was subsequently implemented, with full integration of this subsidiary scheduled for Fiscal 2017.

Background and Industry Trends

We believe that the real estate market is undergoing a dramatic change similar to that previously experienced by traditional stock brokerages. We believe that the most critical aspect driving this change is the advent of the Internet as a tool for searching for and researching real estate, eliminating the time commitments and expense involved with visiting multiple properties in person. Although many buyers use both the Internet and a realtor in their search, according to the National Association of Realtors’ 2014 “Member Profile”, 89% of home buyers use the Internet to search for a home, up from 74% in 2010. This mirrors the 69% who use a realtor for their search. In addition, home sellers can use the Internet to check home valuations, track the housing market and research comparable sales information. Most consumers used the Internet frequently to search for homes (81%), with consumers aged 33 or younger being higher than average (92%) and 59-67 year olds lower than average at 69% Real estate searches are often conducted on mobile devices such as iPhones (47%), iPads (40%) or Androids (24%). One of the most significant trends for our business is that 70% of homebuyers search for and watch video home tours. Also, real estate searches on Google have grown 253% over the past four years.

The increased use of technology throughout the entire process of a residential real estate transaction is an important development in the real estate market. For instance, electronic communication and electronic data storage permits a real estate brokerage to quickly reproduce standard real estate transaction documents, store such documents and other important information about customers and properties, and communicate quickly with other parties involved in real estate transactions (e.g., title companies, insurers, surveyors, inspectors and governmental agencies), all of which permits increased efficiencies in the process of buying and selling a home. The technological changes and developments generally make it possible to affect a greater volume of transactions with less effort and expense.

We believe the technological developments in the real estate market and the increased amount of information available to and used by ordinary consumers appear to be circumstances that are similar to those developments that eventually gave rise to the non-traditional stock brokerages which have intruded upon the market dominance of traditional stock brokerages over the past two decades. For example, we note that the non-traditional stock brokerages developed their services and products to compete primarily on the bases of price, consumer effort and technology. Their websites, such as TD Ameritrade or e-Trade, provide not only trading capacity for the average consumer, but also a tremendous amount of information about companies. In this regard, we note that there has recently been a proliferation of various Internet-related real estate businesses that seek to provide either specific and limited services or information relating to residential real estate transactions (e.g., ForSaleByOwner.com, BuyOwner.com, Realtor.com, Trulia.com and Zillow.com). Like the non-traditional stock brokerages, these businesses typically rely on consumer effort, technology, and price as the bases for competition.

However, the market models of Zillow/Trulia and Realtor are now in direct conflict with the enterprises that own the listings and that make the actual sales. Zillow’s main revenues are generated by advertising the listing as though another agent owned the listing. Unaware, the consumer thus interacts with the displayed agent thinking they are the one that controls the listing. Then, the display agent contacts the true agent and asks to split the sales commission. As the consumer power of Zillow has grown, they have substantially cut into the profits of the enterprises and agents that actually own the listings. Thus, the battle lines are now drawn between Zillow and groups such as the Realogy member companies (including Century 21, Sotheby’s, Better Homes & Gardens, etc.) and Keller Williams.

We foresee direct and continuous pushback in 2016 by the enterprises against Zillow, in trying to neutralize their marketing power and take ownership back of their listings. As a publicly owned company Zillow can only grow revenues by increasing advertising rates to the agent community which strikes deep into agent discontent with the enterprises and the resulting demand in action. This competitive model is unique to the real estate industry and clearly will not follow the path of the aforementioned financial portals.

Website and Mobile Applications

RealBiz is utilizing its proprietary technological intellectual property along with its industry contracts to create two separate and very important critical paths for real estate professionals and their organizations to follow. By using its video processing capabilities combined with micro-site and website building techniques RealBiz has created an agent/broker micro-site product that leverages best practices in SEO on the agent/brokers behalf and delivers a web and mobile friendly rich media experience to consumers. This solution provides the broker a significant increase in organic ranking in local searches and increased site traffic, and by doing so, reduces the agent/broker’s dependency on traditional listing aggregators. Secondly, by integrating marketing capabilities into a single powerful platform, we have entered the direct to agent sales model through Nestbuilder Agent 2.0, our proprietary marketing toolset. This strategy lowers risk threshold by distributing revenues throughout 1,200,000 registered agents in the U.S. as well as providing a pathway to develop accelerating revenue stream via a monthly subscription model. While the former video generator intensive model for RealBiz will continue to be our primary revenue generator, we believe that our Nestbuilder Agent 2.0 will become the next generation of marketing for the real estate industry.

Market and Competition

The National Association of Realtors has approximately 1.2 million members, of which we estimate roughly half are active and associated with at least one real estate brokerage firm.

Presently, Zillow is the largest independent real estate market site, as measured by homes in its database and unique visitors to its website. In 2015 Zillow completed its acquisition of Trulia making it the single most powerful name in the real estate web marketplace. In 2015 a full 29% of web property searches were conducted on the joint platforms. As part of the industry consolidation, NewsCorp recently acquired the third largest real estate portal, Realtor.com. Additionally, there are a variety of other websites which have meaningful market share and listing information. We believe a battle for the consumer mindset is now underway as the real estate enterprises enter into a competitive setting against Zillow/Trulia/Realtor. We also believe RealBiz can benefit from the acrimony as we have positioned ourselves as the friends of the enterprises and offer products and capabilities that will enhance the position of the enterprises by leveraging our technology.

Industry Segments

We have operated in one primary operating segment, real estate, mainly through web-assisted services. We intend to begin operations in a new segment for our planned food products business.

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

Verus Food is expected to have only modest seasonality due to the product mix, which will include many staples such as nuts, fruits, honey, and meats. We expect our initial growth rates to mask any seasonality during our first year of operation which is anticipated to commence in 2017. In the Middle East markets, we expect to see a spike in sales during the month of Ramadan.

Other GOVERNMENT Regulation

We are subject to governmental regulation by federal, state and local regulatory authorities with respect to our operations. We operate several Internet websites that we use to distribute information and provide our services and content. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under the age of 13, including the federal Child Online Protection Act (“COPA”) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”). In addition, most states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

Verus is subject to U.S. Department of Agriculture (“USDA”) and other government regulations in the countries in which we operate.

engineering costs incurred

The Company spends a significant amount of time and resources in developing new software and improving its current products. The Company spent $207,081 and $474,292, respectively in engineering costs incurred in each of the fiscal years ending 2016 and 2015.

INTELLECTUAL PROPERTY

The Company has been granted perpetual licenses to certain patents which the Company uses for imaging and streaming tiled images as well as 3D image and warping technologies.

Employees

The Company currently has 9 full-time employees.

Corporate Structure and Information

Our principal offices are located at 9711 Washingtonian Blvd #550, Gaithersburg, MD, 20850, and our telephone number at that office is (908) 758-3787. Our website address is www.realbizmedia.com. The information contained on our website or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K.

On July 12, 2012, we were incorporated in the state of Delaware under the name Webdigs, Inc. On October 9, 2012, we completed a share exchange (the “Exchange Transaction”) with Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.), a Nevada corporation (“Monaker”), and we received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”) in consideration of our issuance to Monaker of 93 million shares of our newly designated Series A Convertible Preferred Stock. Attaché owned approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). As a condition to the closing of the Exchange Transaction, on October 3, 2012, we changed our name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.”, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

In August 2015, we completed the restructuring of our management, financial reporting and operations from our former parent company, Monaker Group, Inc. The primary purpose of the restructuring was to eliminate unnecessary development expenses and unlock revenue opportunities by creating a unified technology platform.

On August 6, 2015, we issued an aggregate 35,000 shares of our Series C Convertible Preferred Stock to (i) Keith White, a member of the Company’s Board of Director at the time and (ii) a company controlled by the Company’s then Chairman, Don Monaco. Mr. Monaco received 20,000 shares of Series C Preferred Stock in consideration of cancellation of $100,000 in indebtedness owed to him by the Company’s former parent company, Monaker. The debt was convertible into 2 million shares of the Company’s common stock. Mr. White received 15,000 shares of Series C Preferred Stock in exchange for 15,000 shares the Company’s Series B Preferred Stock held by Mr. White.

Each share of our Series C Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. Accordingly, the 35,000 shares of Series C Convertible Preferred Stock are convertible into an aggregate of 3,500,000 shares of common stock. Although, the holders of Series C Convertible Preferred Stock vote together with holders of our common stock as a single class, each holder of Series C Convertible Preferred Stock is entitled to the number of votes equal to 100 votes for each share of our common stock into which the Series C Convertible Preferred Stock could be converted. Accordingly, the 35,000 shares of Series C Convertible Preferred Stock are entitled to 350,000,000 votes.

On November 16, 2016, the Company, with the approval of a majority of the shareholders eligible to vote, approved an amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to effect a 1 for 200 reverse split of the Company's issued and outstanding shares of common stock. The reverse split has not been declared effective by FINRA as of the filing date of this Annual Report.

ITEM 1A. RISK FACTORS

An investment in our common stock involves significant risks. Before deciding to invest in our common stock, you should carefully consider each of the following risk factors and all of the other information set forth in this document. The following risks could materially harm our business, financial condition, or future results. If any such risks materialize, the value of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We have no history of profitability.

Our former entity, Webdigs, began operations in July 2007 and to date has not generated a yearly profit. In addition, our consolidated annual revenues are currently approximately $886,000. As an early stage company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries such as residential real estate and mortgage brokerage and particularly in light of current general economic, real estate and credit market conditions.

We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ended October 31, 2016 and there is significant risk to the survival of the enterprise.

There is substantial doubt about our ability to continue as a going concern.

We have had net losses for the years ended October 31, 2016 and 2015 of $906,725 and $6,686,181, respectively. Furthermore, we had a working capital deficit of $1,811,563 as of October 31, 2016. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing. If we are unable to raise additional capital, we may be forced to cease operations.

We will require additional financing in the future, but such financing may not be available to us.

If adequate funds are not available to us on acceptable terms, we may be unable to fund the operation of our business. As a result, we would likely be forced to dramatically alter or cease operations. To date, our revenues from operations have not generated cash flow sufficient to finance our operations and growth. As a result, we will require significant additional capital to continue our operations. No assurance can be given that we will be able to secure additional financing in the future.

We critically rely on our executive management, and the loss of certain members of management would materially and negatively affect us.

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to our current Chief Executive Officer, Anshu Bhatnagar. If we lose the services of any of these members of management, our business would be materially and adversely affected. We do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

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

Although we plan to engage in a new line of business, we have not yet established a product or service in such business. If we are not successful in this endeavor, our financial condition will suffer.

On January 2, 2017, Anshu Bhatnagar was hired as our Chief Executive Officer. We intend to use Mr. Bhatnagar’s expertise to develop operations in the global Fast Moving Consumer Goods and Consumer Packaged Goods sectors. If we are unable to develop a revenue-generating business in these sectors, our financial condition will deteriorate. The Company does not yet have the infrastructure to support this type of business, and we will be relying solely upon Mr. Bhatnagar to establish a viable business in these sectors.

Furthermore, it will take time and capital to develop our food business. We cannot predict the speed at which we will begin generating revenues and profits from the anticipated new line of business. If we are unable to raise sufficient capital in time to commence operations in the food business, our business could fail.

We may be unable to obtain sufficient market acceptance of our real estate services.

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

We rely on third parties for key aspects of the process of providing real estate services to our customers, and any failure or interruption in the services provided by these third parties could harm our ability to operate our business and damage our reputation.

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

In addition, we license technology and related databases from third parties to facilitate aspects of our website and connectivity operations. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could materially and negatively impact our relationship with our customers and adversely affect our brand and our business. It is possible that such errors, failures, interruptions, or delays could even expose us to liabilities to our customers or other third parties.

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

To our knowledge, our systems are vulnerable to damage or interruption from terrorist or malicious attacks, floods, tornados, fires, power loss, telecommunications failures, computer viruses and other attempts to harm our systems, and similar types of events. Our data centers are subject to break-ins, sabotage, and intentional acts of vandalism, and to other potential disruptions. Some of our systems are not fully redundant (i.e., backed up), and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, or a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers, could result in lengthy interruptions in our service. Any unscheduled interruption in our service would likely place a burden on our entire organization and result in an immediate loss of revenue. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and even then may not be successful in reducing the frequency or duration of unscheduled downtime.

Our operations are dependent upon our ability to protect our intellectual property, which could be costly.

Our technology is the cornerstone of our business and our success will depend in part upon protecting any technology we use or may develop from infringement, misappropriation, duplication, and discovery, and avoiding infringement and misappropriation of third party rights. Our intellectual property is essential to our business, and our ability to compete effectively with other companies depends on the proprietary nature of our technologies. We do not have patent protection for our proprietary video on demand technology. We rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain, and strengthen its competitive position. Although we have confidentiality provisions in the agreements with our employees and independent contractors, there can be no assurance that such agreements can fully protect our intellectual property, be enforced in a timely manner or that any such employees or consultants will not violate their agreements with us.

Furthermore, we may have to take legal action in the future to protect our trade secrets or know-how, or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time-consuming to us, and there can be no assurance that such actions will be successful. The invalidation of key proprietary rights which we own or unsuccessful outcomes in lawsuits to protect our intellectual property may have a material adverse effect on our business, financial condition, and results of operations.

If we cannot adequately protect our intellectual property rights, our competitors may be able to compete more directly with us, which could adversely affect our competitive position and, as a result, our business, financial condition, and results of operations.

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

We can give no assurance that we will be able to comply with existing laws and regulations, that additional regulations that harm our business will not be adopted, or that we will continue to maintain our licenses, approvals, or authorizations. Our failure to comply with applicable laws and regulations, or the adoption of new laws and regulations restricting our intended operations, could have a material adverse effect on our business and could cause us to cease operations.

The efforts of the National Association of Realtors or other organizations could prevent us from operating our business, and could lead to the imposition of significant restrictions on our operations.

The National Association of Realtors, which represents real estate brokerages, has issued rules that attempt to block access of web-assisted real estate companies to the MLS and may adopt additional rules intended to reduce or eliminate competition from web-assisted (online) discount real estate businesses such as Realbiz. Our business is dependent upon the ability to access the MLS to be competitive. We can give no assurance that the National Association of Realtors will not be successful in preventing our access to the MLS, or that it or another organization will not be successful in adopting rules or imposing other restrictions on web-assisted real estate businesses such as Realbiz. Such adoption or imposition of regulations or restrictions would have a material adverse effect on our business.

Competition in the traditional and online residential real estate industry is intense.

The residential real estate industry is highly competitive. We believe that important competitive factors in this industry include, but are not limited to, price, service, and ease of use. We presently face competition from numerous companies engaged in traditional residential real estate marketing services and we expect online competition to increase in the future from existing and new competitors. Most of our current and potential competitors have substantially greater financial, marketing and technical resources than us, as well as significant operating histories. Accordingly, we may not be able to compete successfully against new or existing competitors. Furthermore, competition may reduce the prices we are able to charge for our services, thereby potentially lowering revenues and margins, which would likely have a material adverse effect on our results of operation and financial condition.

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

We may be impacted by general economic conditions within the United States’ residential real estate market.

The residential real estate market has experienced vast fluctuations in recent times. In some years, real estate home sales are brisk, while in other years the residential real estate market has been stagnant. Our ability to attract home sellers and buyers to use our website will, in part, depend upon consumers’ willingness in general to buy or sell a home. When consumers sense that the overall economy is not doing well, they are less likely to make an expensive purchase such as a home. If we are unable to attract home sellers and buyers to use our website, our financial condition will suffer.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our Board of Directors’ effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full Board of Directors functions as our audit committee and is comprised of two directors, neither of which are considered to be “independent” in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee would play a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An audit committee comprised of independend members is required for listing on any national securities exchange. Therefore until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

Our Board of Directors act as our compensation committee, which presents the risk that compensation and benefits paid to these executive officers who is also a Board member and other officers may not be commensurate with our financial performance.

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

Certain provisions of the Delaware General Corporation Law (“DGCL”), our Certificate of Incorporation, , and our Bylaws may have anti-takeover effects which may make an acquisition of our Company by another company more difficult.

We are subject to the provisions of Section 203 of the DGCL, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested stockholder (generally, a 15% or greater stockholder) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer, or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

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

Our bylaws provide that special meetings of stockholders may be called only by the chairman or by our board. Stockholders are not permitted to call a special meeting of stockholders, to require that the Board call such a special meeting, or to require that the Board request the calling of a special meeting of stockholders.

These provisions in our Certificate of Incorporation and Bylaws may have anti-takeover effects, which could delay, defer, or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

Risks Relating to Our Securities

Our Certificate of Incorporation grants our Board of Directors, without any action or approval by our stockholders, the power to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of our common stock.

The total number of shares of all classes of stock that the Company has the authority to issue is 375,000,000 shares consisting of: (i) 250,000,000 shares of common stock, par value $0.001, of which 243,659,200 shares are issued and outstanding as of the date of this report and (ii) 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred Stock, of which 100,000 are outstanding as of the date of this report (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of the date of this report, (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 160,000 shares are outstanding as of the date of this report and (D) 3,000,000 shares of blank check preferred stock.

Pursuant to authority granted by our Certificate of Incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the holders of shares of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. For example, our Series C Convertible Preferred contain voting rights which provide each share of Series C Convertible Preferred Stock with 100 votes for each shares of common stock into which the Series C Convertible Preferred Stock is convertible. Accordingly, our currently outstanding 160,000 shares of Series C Convertible Preferred Stock (which are convertible into 16,000,000 shares of common stock) are entitled to 1,600,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Convertible Preferred Stock having voting majority voting control of the Company.

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is quoted on the OTC Markets (QB Marketplace Tier), an inter-dealer automated quotation system for equity securities. During the three months ended January 31, 2017, the average daily trading volume of our common stock was approximately 250,980 shares. As of January 31, 2017, we had 473  record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Securities traded on the OTCQB must be registered with the Securities and Exchange Commission (“SEC”) and the issuer must be current with its filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCQB which may have an adverse material effect on our Company.

Our common stock could be subject to extreme volatility.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock and wide bid-ask spreads. These fluctuations may have a negative effect on the market price of our common stock. In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 9711 Washingtonian Blvd #550, Gaithersburg, MD 20850. The Company currently leases this space for $809 per month under an agreement that expires in August, 2017.

ITEM 3. LEGAL PROCEEDINGS

On May 11, 2016, we filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker seeking collection of the balance owed to us, in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from. Currently, a court date of July 2017 is scheduled.

In December 2016, Monaker filed a lawsuit against us in Eleventh Circuit Federal Court seeking an injunction against our action to cancel 44,470,101 shares of Series A Preferred Stock and 10,359,892 shares of common stock which were issued to Monaker. Additionally, Monaker sought to reverse the cancellation of these shares in its entirety. On January 15, 2017, the Court denied Monaker’s motion for a preliminary injunction.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock is listed on the OTCQB under the symbol “RBIZ”. Our stock began trading under the symbol “WBDG” on December 19, 2008 and changed to “RBIZ” on October 5, 2012. The following table shows our high and low closing prices of our common stock at the end of each quarter for the fiscal years 2016 and 2015.

Period	High Price*	Low Price*
Fiscal Year Ended October 31, 2016
First Quarter	$0.0655	$0.059
Second Quarter	$0.0347	$0.029
Third Quarter	$0.024	$0.0167
Fourth Quarter	$0.0258	$0.0008

Fiscal Year Ended October 31, 2015
First Quarter	$0.37	$0.08
Second Quarter	$0.39	$0.07
Third Quarter	$0.10	$0.027
Fourth Quarter	$0.14	$0.022

Our closing stock price on February 8, 2017 was $0.025. As of February 8, 2017, we had approximately 473 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. Instead, we intend to use any earnings for future acquisitions and expanding our business. Nevertheless, at this time there are not any restrictions on our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

We do not currently have any equity compensation plans in place.

Recent Sales of Unregistered Securities

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions, and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives, and expectations, which are expressed in this section.

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Realbiz Media Group, Inc., or any other person that our objectives, plans, expectations, or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the Item 1A of this report should be considered in evaluating our prospects and future performance.

General Overview

Fiscal 2016 was a year of consolidation and strategic re focusing for the Company. Specifically, we focused on our past year losses by building efficiency in product delivery and product quality. This effort produced a reduction of net loss from $(6,686,182) to $(906,725) down 86% versus year ago. Even more remarkable was our operating loss down from ($6,071,127) to ($471,692) a reduction of 92% versus year ago. These efficiencies were realized while our video business continued to experience pricing pressure due mostly from commoditizing of video technologies. Our 29% drop in revenue was mostly attributable to these market forces as some of our clients took in house technologies that were previously out sourced to our Company. We anticipate these trends to continue, thus in 2016 the Company launched a major development endeavor into the real estate Business to Consumer marketplace.  We anticipate the public launch of this new program in 2017.

Simultaneously, the company decided to strategically pivot our business model and took up an opportunity to enter the global food business. We also decided that the real estate business model, including the upcoming product launch, would best be served in a private company setting.

In conjunction with these actions, on January 2, 2017, we underwent a management restructuring. We appointed Anshu Bhatnagar as our Chief Executive Officer and will depend on his expertise to develop operations in the food industry. We plan to spin-off our current real estate business into a separate company that will be managed by our former Chief Executive Officer, Alex O. Aliksanyan. We believe this move will be of great value to our shareholders as we venture into a thriving business sector We anticipate that this change in direction will result in changing the Company’s name from RealBiz Media Group, Inc. to “Verus International, Inc.” and a new ticker symbol. During this transition, Mr. Bhatnagar will name a new management team, add infrastructure to support this new enterprise, and work to arrange the necessary capital structure to grow the Company. Our goal is to complete this transition period during the first 90 days of 2017.

Verus , a Nevada corporation, and our wholly owned subsidiary, is an international supplier of consumer food products. Verus markets food products under its own brand primarily to supermarkets, hotels, and other members of the wholesale trade. In 2017, the company plans to pursue a three-pronged development program through the addition of cold-storage facilities, product line expansion, and new vertical farm-to-market operations. Verus’ initial focus is on frozen foods, particularly meat, poultry, seafood, vegetables, and French fries. Verus has a significant regional presence in MENA and sub-Saharan Africa (excluding OFAC-restricted nations), with deep roots in the GCC countries.

Much effort was made in building efficiency via a combination of cost cutting, asset reallocation and strategic reorganization of business units. These efforts, among other items, resulted in a reduction of our net cash used in operations from $1,527,745 in the year ended October 31, 2015 to $338,888 in the year ended October 31, 2016, representing a 78% reduction.

Results of Operations

The following information should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report.

Revenues

Total revenue decreased $362,388 or 29% for the year ended October 31, 2016 to $868,258 compared to $1,230,916 for the year ended October 31, 2015. The decrease is primarily a result of declining legacy virtual tour business.

Cost of Revenue

Cost of revenues totaled $207,081 for year ended October 31, 2016, compared to $474,292 for the year ended October 31, 2015, representing a decrease of $267,211. Cost of revenues consists primarily of engineering costs incurred in connection with maintenance of our online networks, and the decrease in cost is in line with lower revenues.

Operating Expenses Our operating expenses, include salaries and benefits, selling and promotion, impairment of intangible assets, amortization and depreciation and general and administrative expenses, decreased 83% to $1,133,139, for the year ended October 31, 2016, compared to $6,827,750 for the year ended October 31, 2015, a decrease of $5,694,611. The decrease was substantially due to a decrease in amortization and depreciation of $1,893,679, impairment loss of $1,802,106, salaries and benefits of $708,155, selling and promotions expense of $258,387, and general and administrative expenses of $1,032,284. A breakdown of general and administrative expenses is as follows:

	Fiscal Year Ended
	October 31,
Expense	2016	2015	Increase/(Decrease)
Professional Fees and legal fees	$370,484	$248,355	$122,129
Web Hosting	130,913	124,472	6,441
Insurance	10,391	6,175	4,217
Travel/Meals	9,386	61,923	(52,537)
Telephone/Internet	2,746	12,743	(9,997)
Occupancy	-	84,510	(84,510)
Investor Relations	-	360,731	(360,731)
Stock-based Consulting	-	9,000	(9,000)
Consulting	-	584,425	(584,425)
Miscellaneous	13,712	77,582	(63,870)
Total	$537,632	$1,569,916	$(1,032,284)

Other Income (Expenses)

Our other expenses, net, decreased by $180,023 for the year ended October 31, 2016. A summary of other income (expense) is as follows:

	Fiscal Year Ended
	October 31,
	2016	2015	Increase/(Decrease)
Gain on change in fair value of derivative liability	$5,765	$126,117	$(120,352)
Derivative liability expense	-	(255,536)	255,536
Foreign exchange gain	9,450	44,368	(34,918)
Interest expense	(651,991)	(806,272)	154,281
Gain on forgiveness of accrued expenses and notes payable	201,744	301,920	(100,176)
Other expense	-	(25,652)	25,652
	$(435,032)	$(615,055)	$180,023

Net Loss

We had a net loss of $906,725 for the year ended October 31, 2016, compared to a net loss of $6,686,182 for the year ended October 31, 2015, a decrease of $5,779,457.

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2016, we had $148,887 cash on-hand, a decrease of $158,887 from $307,774 at the start of fiscal 2016.

Net cash used in operating activities was $338,888 for the year ended October 31, 2016, a decrease of $1,188,857 from $1,527,745 used during the year ended October 31, 2015. This decrease was primarily due to lower cash-based operating expenses as compared to the prior year.

Net cash used in investing activities decreased to $0 for the year ended October 31, 2016, compared to $120,547 for the year ended October 31, 2015. The decrease is primarily due to decreases in payments towards software and website development costs and to a lesser extent the purchase of computer equipment.

Net cash provided by financing activities decreased by $1,826,000 to $180,000 for the year ended October 31, 2016, compared to $1,936,000 for the year ended October 31, 2015.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have identified the policies below as critical to our understanding of the results of our business operations. We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. These policies require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 — “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”,

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition.

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence that an arrangement exits; (2) delivery has occurred or services have been rendered; (3) the Company’s price to its customer is fixed or determinable and (4) collectability is reasonably assured.

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered.

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2016 and 2015 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2016 and 2015.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the years ended October 31, 2016 and 2015 includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $-0- as of October 31, 2016, and 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied. The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after January 15, 2017, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of October 31, 2016 to ensure that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the reports that filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2016. We have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, the financial position, results of operations and cash flows of the Company in conformity with GAAP.

Management’s Annual Report On Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of October 31, 2016, our internal control over financial reporting was not effective. Detailed support for certain transactions were not maintained, and certain significant adjustments were identified during the annual audit. With the change in management which took place on January 2, 2017 with the appointment of a new CEO and new CFO, management believes that it will takes steps to remedy in weakness in our internal control over financial reporting.

As allowed by the rules of the Exchange Act, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, and management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Other Key Employees

Name	Age	Position(s)
Anshu Bhatnagar	43	Chief Executive Officer and Chairman

Mark Lucky	58	Chief Financial Officer

Thomas M. Grbelja	58	Director

Biographies for the members of our Board of Directors and our management team are set forth below:

Anshu Bhatnagar – Chief Executive Officer and Chairman

Mr. Bhatnagar is a food distribution veteran and previously was Chief Executive Officer of American Agro group, an international trading and distribution company that specialized in exporting agricultural commodities and food products.

Prior to joining RealBiz, Mr. Bhatnagar was also a Managing Member of Blue Capital Group, a real estate oriented multi-family office focused on acquiring, developing, and managing commercial real estate as well as investing in operating businesses. He joined Blue Capital Group in 2008, and this role involved transactions covering millions of square feet of office, residential, and hotel space. He has also owned, operated and sold other successful businesses in technology, construction, and waste management. In conjunction with these activities, Mr. Bhatnagar was involved in executing numerous debt and equity transactions with operating businesses.

Based on his business experience the Company believes that Mr. Bhatnagar is well-qualified to serve on the Company’s Board of Directors.

Mark Lucky - Chief Financial Officer

Mr. Lucky is a certified public accountant and has more than 15 years of experience serving as a public company Chief Financial Officer. Since May 2014, Mr. Lucky has been a principal at Mid-Atlantic CFO Advisory Services, LLC (“Mid-Atlantic”) and through Mid-Atlantic has served as a consultant to the Company as well as served as an interim Chief Financial Officer to NuState Energy Holdings, Inc., Intelligent Living America, Inc., and Ronn Motor Group, Inc. From March 2007 until May 2014, Mr. Lucky served as the Chief Financial Officer of IceWeb Inc., and from March 2009 to April 2011 he served as a director and Chief Financial Officer of HASCO Medical, Inc. In addition, Mr. Lucky previously worked in several senior finance positions. Mr. Lucky served as Senior Director of Finance and interim Chief Financial Officer at Axys Pharmaceuticals, Inc., Manager of Operations Planning at The Walt Disney Company, Senior Consultant at PriceWaterhouseCoopers, LLC and Senior Auditor at KPMG. Mr. Lucky received a B.A. degree in Economics from the University of California, Los Angeles.

Thomas Grbelja - Director

Mr. Grbelja had served as our Chief Financial Officer from June 19, 2105 to January 2, 2017. Mr. Grbelja has spent over 30 years as a Certified Public Accountant providing a wide variety of professional accounting, tax and financial consulting services to professional service, manufacturing, and construction industry participants. Since 1990 has served as the President and a Founding Member of Burke Grbelja & Symeonides, LLC, Certified Public Accountants, an accounting firm based in Rochelle Park, New Jersey. In addition, between 1983 and 1990, Mr. Grbelja worked as an accountant at Coopers & Lybrand, where he was responsible for the overall audit engagement, including filings with the SEC, for certain large, publicly traded companies. He received his undergraduate degree in accounting at Fairleigh Dickinson University and is a Certified Public Accountant.

Based on his business experience the Company believes that Mr. Grbelja is well-qualified to serve on the Company’s Board of Directors.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years before that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities, or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation, or nominating committee. The Board acts in place of such committees. Mr. Grbelja is deemed an audit committee expert based on his experience and expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2016, all of the Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except as follows: Messrs. Aliksanyan and Grbelja failed to timely file their Form 3s. In addition, Mr. White failed to timely file a Form 4 for his August 2016 acquisition of Series C Convertible Preferred Stock in exchange for his Series B Convertible Preferred Stock. Mr. Aliksanyan failed to timely file a Form 4 related to a July 2016 stock grant under his employment agreement, which transaction was reported on a Form 5. Mr. Monaco failed to timely file Form 4s for the following transactions (i) August 2016 purchase of common stock, (ii) September 2016 purchase of common stock; (iii) August 2016 acquisition of Series C Convertible Preferred Stock and corresponding reduction of Monaker convertible debt and (iv) January 2016 disposition of Monaker Group Convertible Debt, all of which were reported on a Form 5. Monaker failed to file Form 4s or a Form 5 relating to dispositions of their Series A Convertible Preferred Stock.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers, and employees. The code of ethics can be obtained without charge by contacting our Chief Financial Officer at our principal offices located at 9711 Washingtonian Blvd #550, Gaithersburg, MD 20850.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the current and former Chief Executive Officer Chief Financial Officer who are the individuals with salaries in excess of $100,000.

Summary Compensation Table
					Stock		All Other
Name and Position	Year	Salary		Bonus	Award		Compensation	Total ($)
Alex Aliksanyan	2016	$90,000	(1)	—	$80.0000	(2)		$170,000,500
Former Chief Executive Officer (August 10, 2015-January 2, 2017), CIO and COO (February 20, 2015-January 2, 2017)	2015	80,000		N/A	195,000			275,000

Thomas Grbelja	2016	$64,500	(3)	—	$30,000			$94,500
Former Chief Financial Officer (June 23, 2015 - January 2, 2017), Director	2015	24,733		N/A	7,500			32,233

William Kerby	2016	$-			—			$—
Former Chief Executive Officer (until August 10, 2015)	2015	$72,000			—			$72,000

Adam Friedman	2016	$-			—			$-
Former Chief Financial Officer (until June 23, 2015)	2015	$36,000			—			$36,000

(1)	Based on an annual base salary of $120,000.

(2)	Mr. Aliksanyan was granted 800,000 shares of common stock valued at $0.10 per share, which shares were to be issued on a quarterly basis with 200,000 shares being released on May 31, 2016, August 31, 2016, November 30, 2016, and February 28, 2016. During the fiscal year ended October 31, 2016, 400,000 of Mr. Aliksanyan’s 800,000 stock granted vested. Mr. Aliksanyan also received 350,000 share of common stock as of July 31, 2016, valued at $0.10 in consideration of achieving certain milestones under his employment agreement. In addition, Mr. Aliksanyan was granted 2,400,000 shares in September 2016 valued at $0.05 per share for his services as Chief Executive Officer of the Company.

(3)	Based on an annual base salary of $70,000

(4)

Mr. Grbelja was granted 300,000 shares of common stock valued at $0.10 per share, which shares were to be issued on a quarterly basis with 75,000 shares being issued on September 23, 2016, December 23, 2016, March 23, 2016, and June 23, 2016. During the fiscal year ended October 31, 2016 75,000 of Mr. Grbelja’s 300,000 stock granted vested.

Employment Agreements with Executives and Key Personnel

Anshu Bhatnagar Employment Agreement

On January 31, 2017, the Company entered into an employment agreement with Anshu Bhatnagar (the “Bhatnagar Employment Agreement”), effective as of January 2, 2017. Pursuant to the terms of the Bhatnagar Employment Agreement, Mr. Bhatnagar will serve as Chief Executive Officer of the Company and a member of the Company’s Board of Directors (the “Board”) for a term which shall expire on December 31, 2021; provided, however, that the Bhatnagar Employment Agreement may be renewed thereafter upon written notice by the Company and Mr. Bhatnagar. Pursuant to the Bhatnagar Employment Agreement, the Company shall pay Mr. Bhatnagar (i) an annual base salary of $175,000, (ii) an annual discretionary bonus, as determined by the Board and (iii) warrants (the “Warrants”) to purchase 37,500 shares of the Company’s common stock at an exercise price equal to $1.20 per share (post reverse stock split of the Company’s issued and outstanding common stock on a 1-for-200 basis). Mr. Bhatnagar may exercise the Warrants until such time as he owns 20% of the Company’s then issued and outstanding shares of common stock. In addition to the foregoing, after January 1, 2018, Mr. Bhatnagar shall receive warrants to acquire up to 3% of the Company’s issued and outstanding common stock at the beginning of each calendar year thereafter.

Mark Lucky Employment Agreement

On January 2, 2017, the Company and Mr. Lucky entered into a consulting agreement (the “Consulting Agreement”) pursuant to which Mr. Lucky will serve as interim Chief Financial Officer. Pursuant to the Consulting Agreement, Mr. Lucky will receive (i) $8,000 per month for his consulting services through March, 31, 2017 and (ii) a bonus equal to 1.5% of the gross proceeds from any financing resulting from efforts/introductions made by Mr. Lucky for a period of 12 months from the effective date of the Consulting Agreement; provided, however, that such bonus shall not exceed $300,000. In addition, Mr. Lucky received a 5 year warrant to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.006 per share. The warrant shall vest in full on April 1, 2017.

Thomas Grbelja Employment Agreement

On June 19, 2015, the Company entered into an employment agreement with Mr. Grbelja (the “Employment Agreement”). The initial term of the Employment Agreement is for a period of twelve (12) months unless sooner terminated, which term may be extended by mutual consent of the parties. Pursuant to the terms of the Employment Agreement, (i) Mr. Grbelja agrees to dedicate a minimum of 50% of his attention and time as is necessary for him to perform his duties as Chief Financial Officer; (ii) Mr. Grbelja shall receive an annual base salary of $70,000 in addition to $30,000 ($7,500 per quarter) in shares of the Company’s common stock determined based upon the closing price of the day the shares are earned, and three (3) weeks of paid vacation. If Mr. Grbelja desires to sell in excess of 100,000 shares of the Company’s Common Stock at any time when the daily trading volume of the Common Stock is less than 4,000,000 shares, then prior to selling such shares, Mr. Grbelja shall submit a written offer to the Company to acquire such shares at the market price of such shares on the date of the offer. The Company shall have five (5) days to notify Mr. Grbelja of its intent to exercise such right.

Mr. Grbelja currently serves as a Director and Chief Financial Officer for the real estate operations of the Company.

Potential Payments upon Termination

We have entered into agreements that require us to make payments and/or provide benefits to certain of our executive officers, including Mr. Bhatnagar and Mr. Grbelja, in the event of a termination of employment. The following summarizes the potential payments to each named executive officer for which we have entered into such an agreement assuming the termination of such executive officer’s employment with the Company.

Anshu Bhatnagar, Chief Executive Officer

If the Company terminates the Bhatnagar Employment Agreement for death or for Cause (as defined in the Bhatnagar Employment Agreement) or Mr. Bhatnagar terminates the Employment Agreement for other than Good Reason (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar shall receive (i) any earned but unpaid base salary, (ii) any accrued but unpaid annual bonus, (iii) any earned but unpaid incentive compensation, (iv) unpaid business expense reimbursements, (v) accrued but unused vacation, (vi) accrued but unused sick leave and (vii) any vested benefits Mr. Bhatnagar may be eligible to receive pursuant to the Company’s employee benefit plans (collectively, the “Accrued Benefits”). If the Company terminates the Bhatnagar Employment Agreement due to disability or without Cause (as defined in the Bhatnagar Employment Agreement) or Mr. Bhatnagar terminates the Employment Agreement for Good Reason (as defined in the Bhatnagar Employment Agreement), the Company shall continue to pay Mr. Bhatnagar (i) his then base salary and Plans (as defined in the Bhatnagar Employment Agreement) for the balance of the Employment Period (as defined in the Bhatnagar Employment Agreement), (ii) the Accrued Benefits and (ii) any pro-rata share of the annual bonus that Mr. Bhatnagar would have or could have been earned prior to the Date of Termination (as defined in the Bhatnagar Employment Agreement). In addition to the foregoing, if Mr. Bhatnagar executes a general release of claims in favor of the Company within 21 days from the Date of Termination (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar shall receive an additional 24 months of his then base salary.

Thomas Grbelja, Chief Financial Officer

If the Employment Agreement is terminated, Mr. Grbelja will be entitled to receive his accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if Mr. Grbelja’s employment is terminated (i) by the Company other than For Cause (as defined in the Employment Agreement) or (ii) by Mr. Grbelja For Good Reason (as defined in the Employment Agreement) then, in addition to paying the Accrued Obligations, the vesting of any shares of stock held in escrow or subject to a vesting schedule shall be accelerated and the shares shall be released to Mr. Grbelja. In the event of a termination by the Company other than For Cause (as defined in the Employment Agreement), disability or death occurs within six (6) months of the date of the Employment Agreement, Mr. Grbelja may elect, at his sole discretion, to initiate and “unwind” event as described above.   Mr. Grbelja resigned as Chief Financial Officer on January 2, 2017.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of October 31, 2016.

Director Compensation

Our non-employee directors have elected to forego any cash compensation for participating in Board of Directors and committee meetings until such time as we become profitable over the course of an entire fiscal year, at which time the Board of Directors may reconsider the structure of its director compensation. In general, director compensation will be subject to review and adjustment from time to time at the discretion of our Board of Directors.

Accordingly, our non-employee directors received no compensation in the fiscal year ended October 31, 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 8, 2017, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of February 8, 2017, we had 243,659,200 shares of common stock outstanding.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date written above are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name and Address (2)	Common Stock Ownership	Percentage of Common Stock Ownership(3)	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock Ownership(3)		Series C Preferred Stock Ownership	Percentage of Series C Preferred Stock Ownership(3)	Percentage of Total Voting Power(4)
5% Stockholders:
Donald P. Monaco Investment Partners II LP	9,587,302	3.4%	-	*	%	20,000	12.5%	11.4%

Alex Aliksanyan	14,699,350	6.0%	-	*	%	-	* %	* %

Brian Swift	6,056,296	2.5%	-	*	%	25,000	15.6%	13.9%

Keith White	200,000	* %	-	*	%	15,000	9.4%	8.1%

Roy Rogers	25,115,163	10.3%	-	*	%	*	* %	1.4%

Howard Miller	13,051,391	5.4%	-	*	%	-	* %	%

Officers and Directors:
Anshu Bhatnagar	-	*	100,000	100%		100,000	62.5%	54%
Thomas Grbelja	6.309,600	2.5%	-	*		-	*	%

All Officers and Directors as a Group (2 Persons)	6.309,600	2.5%	100,000	100%		100,000	62.5%	54%

* Less than one percent.

(1)

This tabular information is intended to conform to Rule 13d-3 promulgated under the Exchange Act relating to the determination of beneficial ownership of securities. Unless otherwise indicated, the tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)	Unless otherwise indicated, the address of the stockholder is c/o RealBiz Media Group, Inc., 9711 Washingtonian Blvd #550, Gaithersburg, MD 20850.

(3)

Based on 243,659,200 shares of common stock, 100,000 shares of Series A Convertible Preferred Stock and 160,000 Series C Convertible Preferred Stock shares issued and outstanding as of February 8, 2017. We do not have any shares of Series A Convertible Preferred Stock or Series B Preferred Stock outstanding.

(4)	Percentage of total voting power is based on 1,843,759,200 votes and includes voting rights attached to all shares of common stock outstanding and all shares of preferred stock outstanding that are convertible in to shares of the Company’s common stock. Holders of our common stock are entitled to one vote per share, for a total of 243,659,200 votes. Holders of our Series A Convertible Preferred Stock have the right to vote such number of shares equal to the number of shares of common stock into which the Series A Preferred Stock are convertible. Each share of Series A Preferred Stock is convertible into 0.05 shares of common stock of the Company. Accordingly, upon conversion, holders of Series A Preferred Stock would be entitled to receive an aggregate of 5,000 shares of common stock which is equal to 5,000 votes. Holders of our Series C Preferred Stock have the right to vote such number of shares equal to 100 votes for each share of Series C Preferred into which the Series C Preferred Stock could be converted. Each share of Series C Preferred Stock is convertible into 100 shares of common stock of the Company. Accordingly, upon conversion, holders of Series C Preferred Stock would be entitled to receive an aggregate of 16,000,000 shares of common stock which is equal to 1,600,000,000 votes.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)(2)	—	$10.00	33,160,000
Total	—	$10.00	33,160,000

(1)	2015 Stock Incentive Plan. On July 24, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan. The purpose of our 2015 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth, and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 33,520,000 shares, subject to adjustment. Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by our Board of Directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the Board of Directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board of Directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation, or development of the company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan. Our Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 33,520,000 shares, and as of October 31, 2016, we have issued 360,000 shares under the plan, and there are no options outstanding under this plan.

(2)	See Note 10 to the consolidated financial statements for more information on restricted stock grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

On August 6, 2015, we issued a company controlled by our former Chairman, Don Monaco, 20,000 shares of our Series C Convertible Preferred Stock in consideration of his agreement to cancel and extinguish $100,000 of indebtedness owed to our former parent company, which indebtedness was convertible into 2,000,000 shares of our common stock. Each share of Series C Convertible Preferred Stock is convertible into such number of shares of common stock as is determined by dividing (A) the stated value ($5) by (B) the conversion price then in effect ($0.05). In addition, the Series C Convertible Preferred vote with the common stockholders and each holder of Series C Convertible Preferred Stock is entitled to the number of votes equal to one hundred (100) votes for each share of common stock into which the Series C Convertible Preferred Stock can be converted. Accordingly, these shares of Series C Convertible Preferred Stock entitle Mr. Monaco’s to 200,000,000 votes on any matter presented to the holders of common stock for a vote.

On August 6, 2015, we issued Keith White, a former director, 15,000 shares of our Series C Convertible Preferred Stock in exchange for 15,000 shares of Series B preferred stock held by him. Mr. White originally paid $75,000 for his shares of Series B Preferred Stock. Each share of Series C Convertible Preferred Stock is convertible into that number of shares of common stock as is determined by dividing (A) the stated value ($5) by (B) the conversion price then in effect ($0.05). In addition, the Series C Convertible Preferred vote with the common stockholders and each holder of Series C Convertible Preferred Stock is entitled to the number of votes equal to one hundred (100) votes for each share of common stock into which the Series C can be converted. Accordingly, Mr. White’s shares of Series C Convertible Preferred entitle him to 150,000,000 votes on any matter presented to the holders of common stock for a vote.

Effective August 28, 2015, we issued 1,000,000 shares of our common stock to a company controlled by our former Chairman, Don Monaco, for an aggregate purchase price of $50,000, or $0.05 per share.

Effective August 28, 2015, we issued a 0% promissory note in the amount of $50,000 to a company controlled by our former Chairman, Don Monaco. The note matured on February 28, 2016 and on November 20, 2015, we agreed to issue the company 1,000,000 shares of common stock valued at $0.05 per share in consideration of the company’s agreement to cancel and extinguish the note. Accordingly, there is no outstanding balance under this note as of the date of this report.

On September 15, 2015, we issued 1,587,302 shares of our common stock to a company controlled by our former Chairman (Don Monaco) for an aggregate purchase price of $100,000, or $0.063 per share.

On November 30, 2015, a company controlled by our former Chairman, Don Monaco, purchased 6,000,000 units at a price of $0.05 per unit for an aggregate purchase price of $300,000. Each unit consisted of 1 share of common stock and a one-year warrant to purchase 1 share of common at an exercise price of $0.05 per share. This resulted in the issuance of 6,000,000 shares of common stock and a one-year warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.05 per share.

On December 1, 2015, our former Chief Executive Officer, Alex Aliksanyan, converted 30,000 shares of Monaker Series D Preferred Stock into 1,000,000 shares of our common stock pursuant to the terms of the Series D Preferred Stock. Mr. Aliksanyan originally received these preferred shares in consideration of his sale of assets of Stingy Travel to us in February 2015. Mr. Aliksanyan became an officer and director upon closing of this transaction in February 2015.

On December 8, 2016 we entered into an agreement, as amended and restated on January 2, 2017 (the “Agreement”) with Anshu Bhatnagar and Alex Aliksanyan. Pursuant to the Agreement, Mr. Bhatnagar received warrants on the Effective Date (the “Warrants”). The Warrants grant Mr. Bhatnagar the right to acquire 5% of the outstanding fully diluted common stock of the Company, this right being fully vested and exercisable as of the effective date of the Agreement. The Warrants also vest a right to acquire 7,500,000 shares of our common stock, at an exercise price equal to the market price as of December 8, 2016 ($0.006 per share), for each $1,000,000 of revenues that the Company earns during the 2017 calendar year. The right vests upon the filing of a Form 10-Q or Form 10-K that reports the revenues necessary for each right to vest. However, prior to December 31, 2017, the Warrants may only vest up to the number of shares that would bring Mr. Bhatnagar’s beneficial ownership of our common stock up to, but not to exceed fifty (50) percent.

The Agreement also provides for a spin-off of our real estate subsidiaries that will be run by Mr. Aliksanyan, our former Chief Executive Officer. The spin off company is expected to indemnify us from any liability arising from our real estate operations and assume all liabilities that were outstanding or accrued prior to the effective date of the Agreement. We will indemnify Mr. Bhatnagar for any liability arising as a result of the spin-off or any actions prior to the effective date of the Agreement.

Related-Party Transaction Policy

Our Board of Directors has no formal written policy regarding transactions with related persons, but we do plan to abide by conflict-of-interest statutes under Delaware law and approve any related-party transactions by a majority of disinterested directors. In general, applicable law states that any director proposing to enter into a related-party transaction must disclose to our Board of Directors the proposed transaction and all material facts with respect thereto. In reviewing such a proposed transaction, our Board of Directors expects to consider all relevant facts and circumstances, including (1) the commercial reasonableness of the terms, (2) the benefit and perceived benefits, or lack thereof, to us, (3) the opportunity costs of alternate transactions, (4) the materiality and character of the related party’s interest, and (5) the actual or apparent conflict of interest of the related party. We expect to apply this analysis with respect to related party transactions that may involve our officers or greater than 5% shareholders.

We do expect to adopt a formal written policy respecting related-party transactions in which our directors, officers and greater-than-five-percent shareholders may engage, consistent with Sarbanes-Oxley related internal control requirements and best practices.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market. The Board has determined that neither of its directors, Mr. Bhatnagar or Mr. Grbelja, are “independent” in accordance with such definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for audits of the consolidated financial statements for the fiscal years indicated:

	2016	2015
Audit fees	$30,000	$30,000
Audit related fees	15,000	15,000
Tax fees	3,000	3,000
All other fees	-	-
Total	$48,000	$48,000

Audit Fees. The fees identified under this caption were for professional services rendered by D’Arelli Pruzansky (“DP”) for fiscal years 2016 and 2015 in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

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

Approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2016 and 2015 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008, File No. 001-34106)

3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008, File No. 001-34106)

3.3	Bylaws (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 10-12b filed with the Securities and Exchange Commission on June 20, 2008, File No. 001-34106)

3.4	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2012, File No. 001-34106)

3.5	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2015, File No. 001-34106)

4.1	Certificate of Designations for Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

4.2	Amendment to the Certificate of Designations for Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.7 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2015, File No. 001-34106)

4.3	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2015 File No. 001-34106)

4.4	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2015, File No. 001-34106)

4.5	Certificate of Designations for Next 1 Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

4.6	Certificate of Designations for Next 1 Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

4.7	Certificate of Designations for Next 1 Series D Convertible Preferred Stock(Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 23, 2013, File No. 001-34106)

4.8	Note Amendment between Next 1 and Mark A. Wilton, as countersigned by Realbiz Media Group, Inc. dated February 24, 2014 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2014, File No. 001-34106)

4.9	Warrant issued by Realbiz Media Group, Inc. to Mark A. Wilton (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2014, File No. 001-34106)

4.10	Convertible Note for Himmil Investments, Ltd., dated October 20, 2014 (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.11	Warrant for Himmil Investments, Ltd., dated October 20, 2014 (Incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.12	Registration Rights Agreement, dated October 20, 2014 (Incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146) (1)

4.13	Form of Convertible Note for Himmil Investments, Ltd. (Incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.14	Form of Warrant for Himmil Investments, Ltd. (Incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.15	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.16	Form of Amendment No. 1 to Convertible Note (Incorporated by reference to Exhibit 4.12 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

4.17	Form of 12% + 12% Convertible Promissory Note (Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 17, 2015, File No. 001-34106)

4.18	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 7, 2015, File No. 333-2016216)

4.19	Form of Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015, File No. 001-34106)

10.1	Asset Purchase Agreement with ReachFactor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014, File No. 001-34106)*

10.2	Employment Agreement with Alex Aliksanyan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2015, File No. 001-34106)*

10.3	Securities Purchase Agreement between the Company and Himmil Investments, Ltd., dated October 20, 2014 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

10.4	Securities Purchase Agreement between the Company and Himmil Investments, Ltd., dated May 12, 2015 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 13, 2015, File No. 333-2014146)

10.5	Employment Agreement with Thomas Grbelja (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2015, File No. 001-34106)

10.6	Settlement Agreement and Release with Himmil Investments Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2015, File No. 001-34106)

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015, File No. 001-34106)

10.8	Placement Agent Agreement dated November 11, 2015 with Security Research Associates, Inc. (1)

10.9

Employment Agreement with Anshu Bhatnagar (Incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 31, 2017, File No. 001-34106)

10.10

Consulting Agreement with Mark Lucky Bhatnagar (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2017, File No. 001-34106)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Accounting Firm

31.1	Certification of Anshu Bhatnagar pursuant to Rule 13a-14(a). (1)

31.2	Certification of Mark B. Lucky pursuant to Rule 13a-14(a). (1)

32.1	Certification of Anshu Bhatnagar and Mark B. Lucky pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer
February 10, 2017

/s/ Mark B Lucky
Mark B Lucky
Chief Financial Officer February 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Anshu Bhatnagar	Chief Executive Officer and Chairman of the Board	February 10, 2017
Anshu Bhatnagar	(Principal Executive Officer)

/s/ Mark B Lucky	Chief Financial Officer	February 10, 2017
Mark B Lucky	(Principal Financial And
Accounting Officer)

/s/ Thomas Grbelja	Director	February 10, 2017
Thomas Grbelja

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RealBiz Media Group, Inc.

We have audited the accompanying consolidated balance sheets of RealBiz Media Group, Inc. as of October 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended October 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealBiz Media Group, Inc. as of October 31, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses of $906,725 and $6,686,182 and has incurred negative cash flows from operations of $338,888 and $1,527,745 for the years ended October 31, 2016 and 2015, respectively, and the Company had an accumulated deficit of $21,692,417 and a working capital deficit of $1,811,563 at October 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants
Coconut Creek, Florida

February 8, 2017

5489 Wiles Road, Suite 303 Coconut Creek, FL 33073 Phone 754 205.6417 Fax 754 205.6419

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	October 31,
	2016	2015

Assets
Current Assets
Cash	$148,887	$307,774
Accounts receivable, net of allowance for doubtful accounts	26,474	68,152
Due from former officer	-	87,500
Prepaid expenses	3,300	3,300
Total current assets	178,661	466,726

Property and equipment, net	10,311	34,747
Website development costs and intangible assets, net	-	-
Due from affiliates	-	-
Total assets	$188,972	$501,473

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$758,293	$743,659
Deferred revenue	17,250	26,494
Derivative liabilities	-	628,762
Convertible notes payable, net of discount of $85,319 and $-0-, respectively	1,044,681	-
Loans payable	170,000	220,000
Total current liabilities	1,990,224	1,618,915

Convertible notes payable - long term, net of discount of $0 and 875,656, respectively	-	690,210

Total liabilities	1,990,224	2,309,125

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock, $0.001 par value; 120,000,000 authorized and 45,716,385, shares issued and outstanding at October 31, 2016; 46,188,600 shares issued and outstanding at October 31, 2015.	45,716	46,189

Series B Convertible Preferred Stock, $0.001 par value; 1,000,000 authorized and -0- shares issued and outstanding at October 31, 2016 and 2015, respectively.	-	-

Series C Convertible Preferred Stock, $0.001 par value; 1,000,000 authorized and October 31, 2016 and 35,000 shares issued and outstanding at October 31, 2015.	35	35

Common stock, $0.001 par value; 250,000,000 shares authorized; 155,521,500 and 133,687,500 shares issued and outstanding at October 31, 2016 and 2015, respectively	155,522	133,688

Additional paid-in-capital	19,939,518	19,047,754
Accumulated other comprehensive loss	(63,588)	(60,626)
Accumulated deficit	(21,692,417)	(20,796,181)
Total stockholders’ deficit attributable to Realbiz Media Group, Inc.	(1,615,214)	(1,629,142)

Non-controlling interest	(186,039)	(178,512)

Total stockholders’ deficit	(1,801,252)	(1,807,652)

Total liabilities and stockholders’ deficit	$188,972	$501,473

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	October 31,
	2016	2015

Revenues
Real estate media revenue	$868,528	$1,230,916

Cost of revenues	207,081	474,292

Gross profit	661,447	756,624

Operating expenses
Salaries and benefits	561,766	1,269,921
Selling and promotions expense	9,305	267,692
Loss on impairment of intangible assets	-	1,802,106
Depreciation and amortization expense	24,436	1,918,115
General and administrative	537,632	1,569,916
Total operating expenses	1,133,139	6,827,750

Operating loss	(471,692)	(6,071,127)

Other income (expense)
Interest expense	(651,991)	(806,272)
Derivative liability expense	-	(255,536)
Gain on change on fair value of derivative liabilities	5,765	126,117
Gain on settlement of notes payable and accrued expenses	201,744	301,920
Exchange gain	9,450	44,368
Other expense	-	(25,652)
Total other income (expense)	(435,033)	(615,055)

Net loss	$(906,725)	$(6,686,182)

Net loss attributable to the non-controlling interest	7,525	332,828

Net loss attributable to RealBiz Media Group Inc.	(899,198)	(6,353,354)

Preferred Stock Dividend	-	(239,644)

Net loss attributable to common stockholders	$(899,198)	$(6,592,998)

Weighted average number of shares outstanding	149,625,555	106,933,513

Basic and diluted net loss per share	$(0.01)	$(0.06)

Other Comprehensive loss:
Unrealized gain (loss) on currency translation adjustment	9,450	94,662
Comprehensive loss	$(889,748)	$(6,448,016)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ending October 31, 2016 and 2015

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock
	# of shares	Par	# of shares	Par	# of shares	Par	# of shares	Par	Additional Paid-In Capital	Non-controlInterest	SubscripAdvances	Other Comp Income	AccumulatedDeficit	Total Stockholders' Equity

Balance, October 31, 2014	66,801,653	66,802	0	0	0	0	84,980,282	84,982	15,453,329	37,509	130,000	34,035	(14,250,559)	1,556,098

Shares issued for cash proceeds							3,887,302	3,887	272,113					276,000

Shares issued for consulting and professional fees							4,213,350	4,213	608,177					612,390

Shares issued for compensation							1,604,000	1,604	159,126					160,730

Retirement of common stock							(750,000)	(750)	(111,750)					(112,500)

Shares issued for conversion of Monaker, Inc. Preferred stock:													-
Series A							3,314,030	3,314	725,773					729,087
Series B							5,000,000	5,000	530,000					535,000
Series C							4,181,000	4,181	459,169					463,350
Series D							3,906,763	3,907	571,728					575,635

Shares issued upon conversion of promissory notes issued by the parent							4,100,000	4,100	387,900					392,000

Conversion of Series B preferred into common stock			(11,000)	(11)			0	0	11					-

Shares issued for accrued interest on convertible promissory notes							1,154,033	1,154	114,229					115,383

Conversion of Series B Preferred shares to Series C			(15,000)	(15)	15,000	15								-

Shares issued for conversion of convertible promissory notes							7,984,241	7,984	319,821					327,805

Reduction of Series A Preferred for conversion of Monaker Group Inc. Preferred stock	(20,613,053)	(20,613)					(483,955)	(484)	(613,930)				355,294	(279,733)

Preferred stock dividend (s)													(239,644)	(239,644)

Shares issue for conversion of Monaker Group, Inc. convertible promissory note					20,000	20								20

Share issued for Series A Preferred stock dividend(s)							10,596,454	10,596	1,144,495					1,155,091

Allowance for uncollectibility of Due from affiliate									(1,287,517)					(1,287,517)

Other comprehensive income (loss)										(6,006)		(94,662)		(100,668)

Issuance of Series B Prefered as Settlement of prior year advances by issuance of common shares			26,000	26					129,974		(130,000)			-

Net loss attributable to Realbiz Media Group, Inc.													(6,353,354)	(6,353,354)
Net loss attributable to non controlling interest										(332,828)				(332,828)
Equity in non controlling interest									185,106	122,813			(307,919)	-

Balance, October 31, 2015	46,188,600	46,189	-	-	35,000	35	133,687,500	133,688	19,047,753	(178,512)	-	(60,627)	(20,796,182)	(1,807,655)

Shares issued for consulting and professional fees							800,000	800	31,200					32,000
Shares issued for compensation							1,300,000	1,300	13,400					14,700
Shares issued for accrued interest on convertible promissory notes							5,648,964	5,649	180,777					186,426
Shares issued from sale of common stock							13,600,000	13,600	666,400					680,000
Shares issued in exchange for note payable							1,000,000	1,000	49,000					50,000
Return of shares pursuant to settlement							(1,000,000)	(1,000)	(49,000)					(50,000)
Adjustment of outstanding shares	(472,215)	(473)					484,936	485	(12)					-
Other comprehensive income (loss)												(2,961)	2,961	-
Non controlling interest										(7,527)				(7,527)
Net loss attributable to Realbiz Media Group, Inc.													(899,198)	(899,198)
	45,716,385	45,716	-	-	35,000	35	155,521,500	155,522	19,939,518	(186,039)	-	(63,588)	(21,692,419)	(1,801,254)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(906,725)	$(6,686,182)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on settlement of notes payable and accrued expenses	(201,744)	(262,346)
Amortization and depreciation	24,436	1,918,115

Loss on impairment of intangible assets	-	1,802,106
Gain on change in fair value of derivative liabilities	(5,765)	(126,117)
Derivative liability expense	-	255,536
Bad debt expense	-	2,800
Amortization of debt discount	383,744	461,654
Stock based compensation and consulting fees	46,700	612,390
Changes in operating assets and liabilities:
Decrease in accounts receivable	41,678	47,456
Decrease (increase) in due from former officer	37,500	(87,500)
Increase (decrease) in accounts payable and accrued expenses	250,533	1,749,419
Decrease (increase) in due to/from affiliates	-	(1,156,431)
Decrease in deferred revenue	(9,244)	(19,071)
Net cash used in operating activities	(338,888)	(1,527,745)

Cash flows from investing activities:
Purchase of computer equipment	-	(17,688)
Payments towards software developments costs	-	(36,310)
Payments towards website development costs	-	(66,549)
Net cash used in investing activities	-	(120,547)

Cash flows from financing activities:
Proceeds from loan payable	-	125,000
Proceeds from convertible promissory notes	-	1,610,000
Payments of loans payable	(500,000)	(75,000)
Proceeds from the sale of common stock and warrants	680,000	276,000
Net cash provided by financing activities	180,000	1,936,000

Net increase (decrease) in cash	(158,887)	287,708

Cash at beginning of period	307,774	20,066

Cash at end of period	$148,887	$307,774

Supplemental disclosure:
Cash paid for interest	$84,600	$67,141

	For the years ended
	October 31,
	2016		2015

Supplemental disclosure of non-cash investing and financing activity:
Common stock retired
Value		$50,000	$112,500
Shares		1,000,000	750,000

Shares issued for the conversion of convertible promissory notes
Value		$-	$327,805
Shares		-	7,984,241

Monaker Group Preferred A converted to common
Value		$-	$729,087
Shares		-	3,314,030

Settlement of prior year advances for subscriptions of common stock:
Value		$-	$30,000
Shares		-	100,000
Warrants			100,000

Monaker Group Inc. Preferred Series B shares converted to common stock:
Value		$-	$535,000
Shares		-	5,000,000

Monaker Group Inc. Preferred Series C shares converted to common stock:
Value		$-	$463,350
Shares		-	4,181,000

Monaker Group Inc. Preferred Series D shares converted to common stock:
Value		$-	$575,635
Shares		-	3,906,800

Monaker Group Inc. convertible promissory notes converted to common stock:
Value		$-	$392,000
Shares		-	4,100,000

Common stock issued in exchange for note payable
Value		$50,000	-
Shares		1,000,000	-

Reduction of Series A Convertible Preferred shares for conversion of Monaker Group Inc.’s Preferred Shares and Debt:
Value	$		$20,613
Shares			20,613,053

Common stock issued for accrued interest on convertible promissory notes
Value		$186,426	115,383
Shares		5,648,964	1,154,033

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

RealBiz Media Group, Inc. was incorporated in Delaware in 1994 under the name of Select Video, Inc. This entity changed its name to Webdigs, Inc. in 2007 and to RealBiz Media Group, Inc. in 2012.

Nature of Business

We are engaged in the business of providing digital media and marketing services for the real estate industry. We currently generate revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (Realbiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media, and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile, and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

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

The Virtual Tour (VT) and Microvideo App (MVA): These programs were developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. The MVA is a proprietary video widget marketing application designed to deliver video and integrate SEO strategies, traffic generation, e-mail, lead generation with mobile-friendly viewing. This solution gives those franchises and brokers a much-needed tool to lower their cost of prospect acquisition.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

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

Ezflix Mobile App: The ezflix app is a free mobile/web video editor that pre-integrates with an agent’s listing data, allowing them to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media, email, and multiple other real estate portals including NestBuilder (www.nestbuilder.com) thereby giving agents a way to personalize their listing videos with entertaining local relevant content. This application is available in both Web and Mobile, was initially launched in both the Android and iOS versions in January and February 2015. This platform as it evolves will combine our VT (Virtual Tour) and MVA (Microvideo App) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers’ network. This product integration has been integrated with our Nestbuilder Agent 2.0 product released in January 2016.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2016 and 2015 include the operations of RealBiz Media Group, Inc., and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 and the historical operations of RealBiz Media Group, Inc., which includes its subsidiaries RealBiz 360 Enterprise (Canada), Inc. and RealBiz 360, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuation of derivative liabilities, and the deferred tax asset valuation allowance.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents during the years ended October 31, 2016 and 2015.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $-0- at October 31, 2016 and 2015.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $28,720 and $16,414 for the years ended October 31, 2016 and 2015, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended October 31, 2016 and 2015, the Company did not impair any long-lived assets.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. All of these costs were written off as impairment losses in the fiscal year ended October 31, 2015.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance compared to historical or projected future operating results;

2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge equal to the amount that the book value exceeds fair value. The Company measures fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did record an impairment loss of -$0- and $1,802,106 related to its intangible assets during the years ended October 31, 2016 and 2015, respectively.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of -$0- and $1,889,395 for the years ended October 31, 2016 and 2015, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution, and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

For the Years Ended October 31, 2016 and 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exits; (2) delivery has occurred or services have been rendered; (3) the Company’s price to its customer is fixed or determinable and (4) collectability is reasonably assured.

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered. Collection of one-time set up fees and annual services fees give rise to recognized monthly revenue in the current month.

Cost of Revenues

Cost of revenues includes costs attributable to services sold and delivered. These costs include engineering costs incurred to maintain our networks.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended October 31, 2016 and 2015 was $46,380 and $138,226, respectively.

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

Foreign Currency and Other Comprehensive Income (Loss) (continued)

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized net foreign exchange loss of $9,450 and a gain of $44,368 for years ended October 31, 2016 and 2015, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations.

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

●	As of October 31, 2016 - Canadian dollar $0.746079 to US $1.00

●	For the year ended October 31, 2016 - Canadian dollar $0.753744 to US $1.00

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

For the Years Ended October 31, 2016 and 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes, continued

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2015, 2014, 2013 and 2012 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The company has received no such notices for the years ended October 31, 2016 and 2015.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is considered to be equal to basic because the common stock equivalents are anti-dilutive. The Company’s common stock equivalents include the following:

	October 31, 2016	October 31, 2015
Series A Convertible Preferred Stock issued and outstanding	2,285,819	2,309,430
Series C Convertible Preferred Stock issued and outstanding	3,500,000	3,500,000
Warrants to purchase common stock issued, outstanding and exercisable	16,055,000	4,980,000

Shares on convertible promissory notes	926,230	151,956
	22,767,049	10,941,386

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate industry and its prospects for success are tied indirectly to interest rates and the general housing and business climates in the United States.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied. The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after January 15, 2017, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company’s consolidated financial position, results of operations or cash flows.

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

For the Years Ended October 31, 2016 and 2015

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $906,725 and $6,686,182 and has incurred negative cash flows from operations of $338,888 and $1,527,745 for the years ended October 31, 2016 and 2015, respectively. At October 31, 2016, the Company had a working capital deficit of $1,811,563, and an accumulated deficit of $21,692,417. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months and to fund the growth of our food business, the Company may consider plans to raise additional funds through the issuance of additional shares of common or preferred stock and or through the issuance of debt instruments. Although the Company intends to obtain additional financing to meet our cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Note 4: Property and Equipment

At October 31, 2016 and 2015, the Company’s property and equipment are as follows:

	Estimated Life (in years)	October 31, 2016	October 31, 2015

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(72,408)	(47,972)

		$10,311	$34,747

The Company has recorded $24,436 and $28,720 of depreciation expense for the years ended October 31, 2016 and 2015, respectively. There was no property and equipment impairment recorded for the years ended October 31, 2016 and 2015.

NOTE 5: INTANGIBLE ASSETS

There were no intangible assets as of October 31, 2016. The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization for the year ended October 31, 2015:

	October 31, 2015
		Accumulated		Net Carrying
	Cost	Amortization	Impairment	Value
Sales/Marketing agreement	$4,796,178	$3,953,740	$842,438	$-
Website development costs	1,522,515	801,900	720,615	-
Web platform/customer relationships - ReachFactor acquisition	600,000	375,070	224,930	-
Software development costs	155,840	33,217	126,624	-
	$7,078,533	$5,163,926	$1,802,106	$-

During the year ended October 31, 2015, the Company incurred expenditures of $66,549 for website development costs as a new development team was brought in to assess the quality of the website. Upon their recommendation, significant changes, upgrades and modifications were recommended and have been ongoing since the post launch date of March 4, 2015. This was being done to ensure that the site works capably as the Company’s “revenue driver”. This capitalization falls with the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the years ended October 31, 2016 and 2015, the Company’s accounts payable and accrued expenses are as follows:

	October 31,
	2016	2015
Trade payables and accruals	$503,260	$340,844
Payroll and commissions	250,000	172,500
Other liabilities	5,033	230,315
Total accounts payable and accrued expenses	$758,293	$743,659

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses and various debt obligation conversions to/from our former parent Company, Monaker Group, Inc. As a result of these transactions the Company is due $1,287,517 as of October 31, 2016 and October 31, 2015, respectively. Management elected to record an allowance against the entire amount due from affiliate as of October 31, 2015. The allowance was required due to the uncertainty of the collectability of the outstanding balance. On May 11, 2016, the Company filed a lawsuit against Monaker Group, Inc. seeking collection of this balance (see Note 16).

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 8: CONVERTIBLE NOTES PAYABLE

On June 16, 2015, the Company issued a two (2) year, 7.5% unsecured convertible note maturing on June 16, 2017 with a non-related third party investor with a principal balance of $500,000 and received $480,000 in cash proceeds net of $20,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued a warrant to the holder with a two year life and a fair value of approximately $17,500 to purchase 675,000 shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.10 per share included as part of the debt discount. The Note and the Warrant were issued pursuant to the terms of a Securities Purchase Agreement, dated May 12, 2015, entered into by the Company and the Investor. The issuance of the Note and Warrant were contingent upon a registration statement being declared effective by the Securities and Exchange Commission, which occurred on June 12, 2015. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.71%, dividend yield of -0-%, volatility factor of 214.49% based on historical movements in our stock price, and an expected life of 2.0 years. The value of these warrants was charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or after the issuance date, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means the lower of the fixed conversion price of $0.10 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the average of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending on and including the trading day immediately preceding the conversion date. The conversion price will be subject to adjustment upon the happening of certain events, including the issuance of securities at a price lower than the fixed conversion price. If the Company fails to timely issue shares of Common Stock after receipt of a conversion notice, it will be obligated to pay to the holder 1% of the product of the number of shares of Common Stock not timely issued and the closing sale price of the Common Stock on the trading day preceding the last possible date which we could have issued the shares of Common Stock to the holder. In addition, the Company will also be required to pay the buy-in price under certain circumstances. The holder is not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of Common Stock. The Note can be prepaid by the Company at any time after the issuance date at a prepayment penalty of 125% of the balance outstanding, including interest thereon. The Note contains certain covenants, including certain restrictions on incurrence of indebtedness, liens, cash dividend payments, transfer of assets, until such time as the note is converted, redeemed, or paid in full.

Additionally, the Company accounted for the embedded conversion option liability in accordance with ASC 815 as well as related interpretation of this standard. The Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The initial fair value of the embedded conversion option liability associated with the funds received on June 16, 2015, was valued using the Black-Scholes model, resulting in an initial fair value of $755,536. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 239%, (3) risk-free interest rate of 0.13%, and (4) expected life of 2.00 years.

The fair value of embedded conversion option liability at October 31, 2015 was valued using the Black-Scholes model, resulting in a fair value of $628,762, resulting in a gain in the change in the fair value of derivatives totaling $126,117 for the year ending October 31, 2015. The assumptions used in the Black-Scholes pricing model at October 31, 2015 are as follows: (1) dividend yield of 0%; (2) expected volatility of 264.21%, (3) risk-free interest rate of 1.50%, and (4) expected life of 1.63 years. During the year ended October 31, 2015, $75,000 of the debt discount has been amortized and recorded as interest expense.

On November 30, 2015, these notes were paid off pursuant to a settlement agreement. The noteholder received $500,000 in full satisfaction of this liability. The derivative liability related to this was written off and recorded as gain on settlement of notes payable and accrued expenses in the accompanying statement of operations for the year ended October 31, 2016.

The following table sets forth a summary of change in fair value of our derivative liabilities for the years ended October 31, 2016 and 2015:

Beginning Balance @ 10/31/2014	305,220
Change in fair value of embedded conversion features of convertible debentures included in earnings	(126,117)
Embedded conversion derivative liability recorded in connection with the issuance of convertible debentures	449,659
Balance @ 10/31/2015	$628,762
Change in fair value of embedded conversion features of convertible debentures included in earnings	(5,765)
Gain on settlement of notes payable and accrued expenses	(622,997)
Balance @ 10/31/2016	$-

A summary of the gain on settlement of notes payable and accrued expenses during fiscal 2016 is as follows:

Loss on payoff of Himmil note payable	(470,727)
Gain related to elimination of derivative liability on Himmil note payable	622,997
Gain on settlement of accrued liabilities	23,026
Settlement of payables of RealBiz Enterprises, Inc., Canada	26,448
201,744

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

The Company evaluated the conversion feature of the promissory notes and determined the Company's common stock exceeded the conversion price as stated in each of the convertible promissory notes. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $775,780 was recognized. The discount is being amortized over the terms of the convertible promissory notes using the straight-line method, which approximated the effective interest method. Debt discount amortization amounted to $387,890 and $302,569 during the fiscal years ending October 31, 2016 and 2015, respectively.

Stated interest charged to operations relating to these notes for the fiscal years ending October 31, 2016 and 2015 amounted to $271,200 and $235,280, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 9: LOANS PAYABLE

For the years ended October 31, 2016 and 2015, the Company’s loans payable are summarized follows:

	October 31,
	2016	2015
Loan payable	$-	50,000
Non-related third party debtor	170,000	170,000
Total Loans payable	$170,000	$220,000

The loan payable ($50,000) was from a company controlled by the Company’s former Chairman and was issued with no interest due in February 2015. In November 2015, this note was converted into 1,000,000 shares of the Company’s common stock in exchange for cancellation of this note.

NOTE 10: SHARE-BASED COMPENSATION

The Company recognizes compensation expense for stock option grants over the requisite service period for vesting of the award. There were no stock options granted. There were no stock options outstanding, issued, or exercised during the fiscal years ended October 31, 2015, and 2016.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 11: STOCKHOLDERS’ EQUITY

On July 31, 2014, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 250,000,000 from 125,000,000 and increased the Company’s Series A Convertible Preferred Stock to 120,000,000 from 100,000,000. On July 31, 2014, the Board designated the terms of Series B Convertible Preferred Stock and 1,000,000 shares were authorized. Additionally, on August 6, 2015, the Board designated the terms of Series C Convertible Preferred Stock and 1,000,000 shares were authorized.

The total number of shares of all classes of stock that the Company shall have the authority to issue is 375,000,000 shares consisting of: 250,000,000 shares of common stock with a $0.001 par value per shares; and 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred Stock of which 45,716,385 shares are outstanding as of October 31, 2016 (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of October 31, 2016 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 35,000 shares are outstanding as of October 31, 2016.

Common Stock

During the year ended October 31, 2016, the Company:

●       issued 5,648,964 shares of its common stock valued at $186,426 as payment for accrued interest on convertible promissory notes as requested by the note holders according to contractual terms.

●      issued 13,600,000 units (“Units”) at a price of $0.05 per Unit for gross proceeds of $680,000. Each Unit consisted of 1 share of common stock and a warrant to purchase 1 share of common stock requiring the issuance of 13,600,000 shares of common stock and 1-year warrants to purchase 13,600,000 shares of our common stock with an exercise price of $0.05 per share. The Company used $500,000 of these proceeds as the final payment required under our Settlement Agreement and Release with Himmil Investments, Ltd. including repayment in full of its outstanding 7.5% $500,000 convertible promissory note issued to Himmil Investments Ltd. A company controlled by our former Chairman, purchased 6,000,000 Units for $300,000 and our former Chief Financial Officer purchased 200,000 Units for $10,000.

●      issued 800,000 shares of common stock to a third-party consultant in consideration of professional services rendered. The market value of these shares was approximately $32,000 on the date of issuance.

●      retired 1,000,000 shares of its common stock with a value of $50,000 received from a former employee, based on the quoted price on the date of issuance.

●      issued 1,300,000 shares of its common stock valued at $14,700 as compensation for two employees, based on the quoted price on the date of issuance.

●      issued 1,000,000 shares of its common stock valued at $0.05 per share to a company controlled by its former chairman in consideration of his agreement to cancel and extinguish a 0%, $50,000 promissory note issued to him.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 11: STOCKHOLDERS’ EQUITY, continued

During the year ended October 31, 2015, the Company:

●	Issued 6,845,800 shares of its common stock to holders of Series A Convertible Preferred Stock in consideration of accrued and unpaid dividends of $915,447 due at August 31, 2014.

●	Issued 3,750,800 shares of its common stock to holders of Series A Convertible Preferred Stock in consideration of accrued and unpaid dividends of $239,644 as of April 30, 2015.

●      issued 450,000 shares of its common stock for cash proceeds of $45,000.

●      issued 1,100,000 shares of its common stock for conversion of 55 shares of the Company’s Series B Preferred Shares valued at $55,000. These common shares were valued at the carrying value of the Series B Preferred shares.

●      issued 4,051,400 shares of its common stock for a total value of $608,925 for consulting and professional fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●       issued 34,000 shares of its common stock valued at $3,855 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●       issued 3,314,000 shares of its common stock valued at $729,087 upon the conversion of the holders of Monaker Dual Convertible Series A Preferred shares held in our former parent company Monaker. These common shares were valued based on the closing price on the date the shares were issued.

●       issued 5,000,000 shares of its common stock valued at $610,000 upon the conversion of the holders of Monaker Dual Convertible Series B Preferred shares held in our former parent company Monaker Group Inc. These common shares were valued based on the closing price on the date the shares were issued.

●       issued 4,181,000 shares of its common stock valued at $440,110 upon the conversion of the holders of Monaker Dual Convertible Series C Convertible Preferred shares held in our former parent company Monaker Group Inc. These common shares were valued based on the closing price on the date the shares were issued.

●       issued 3,906,800 shares of its common stock valued at $575,635 upon the conversion of the holders of Monaker Dual Convertible Series D preferred shares held in its former parent company Monaker Group Inc. These common shares were valued based on the closing price on the date the shares were issued.

●       issued 4,000,000 shares of its common stock valued at $392,000 upon the conversion of the holders of Monaker debt held in our former parent company Monaker Group Inc. These common shares were valued based on the closing price on the date the shares were issued.

●       issued 1,157,400 shares of its common stock valued at $115,733 as payment for accrued interest on convertible promissory notes as requested by the note holders according to contractual terms.

●       issued 600,000 shares of its common stock upon conversion of $60,000 of principal of the Company’s convertible promissory notes according to contractual terms.

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

●        issued 7,984,200 shares of its common stock valued at $327,805 upon the conversion of certain convertible promissory notes as requested by the note holder in accordance with contractual terms.

●        issued 1,570,000 common shares for a total value of $156,875 to a former employee as full settlement of deferred compensation and accrued vacation owed to him.

●        the Company trued up its balance of common Stock to agree to its internal stock transfer ledger, by 484,936 shares.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of October 31, 2016:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2015	4,980,000	$0.121	$0.00
Warrants granted and issued	13,600,000	$0.050	$0.00
Warrants forfeited	(2,525,000)	$(0.142)	$0.00
Outstanding, October 31, 2016	16,055,000	$0.0580	$0.00

Common stock issuable upon exercise of warrants	16,055,000	$0.0580	$0.00

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October 31	Contractual	Exercise	at October 31,	Exercise
Prices	31,2016	Life (Years)	Price	2016	Price
$0.05	13,600,000	0.083	$0.05	13,600,000	$0.05
$0.10	2,455,000	0.083	$0.10	2,455,0005	$0.10
	16,055,000	0.083	$0.058	16,055,000	$0.058

The following table sets forth common share purchase warrants outstanding as of October 31, 2015:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2014	15,378,858	$0.478	$-
Warrants granted and issued	5,846,667	$0.269	$-
Warrants exercised/forfeited	(16,245,525)	$(0.512)	$-
Outstanding, October 31, 2015	4,980,000	$0.12	$-

Common stock issuable upon exercise of warrants	4,980,000	$0.12	$-

	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
	Number	Weighted	Weighted	Number	Weighted
Range of	Outstanding	Average	Average	Exercisable	Average
Exercise	at October	Remaining	Exercise	at October	Exercise
Prices	31, 2015	Contractual	Price	31, 2015	Price
$0.10	3,360,000	2.17	$0.10	3,360,000	$0.10
$0.17	300,000	0.97	$0.17	300,000	$0.17
$0.18	1,050,000	0.25	$0.18	1,050,000	$0.18

	4,980,000		$24.20	4,980,000	$24.20

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Series A Convertible Preferred Stock

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31st, 2014 Board of Directors approval to increase the Series A Convertible Preferred A shares from 100,000,000 shares to 120,000,000 shares. As of October 31, 2016, the Company had 45,716,385 shares of Series A Convertible Preferred Stock issued and outstanding. The Series A Convertible Preferred Stock was issued at $0.001 par value and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Convertible Preferred Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each 20 shares of Series A Convertible Preferred Stock is convertible at the option of the holder thereof at any time into one share of Common Stock. Each holder of Series A Convertible Preferred Stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company’s stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a “liquidation event”), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the “net assets available for distribution”). The holders of the Series A Convertible Preferred Stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series A Convertible Preferred Stock or to the Common Stock, an amount for each share of Series A Convertible Preferred Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the “Series A Liquidation Amount”).

Accrued and declared preferred stock dividends on the outstanding preferred shares as of October 31, 2016 and 2015 totaled $0 and $915,447, respectively and are included in accounts payable and accrued expenses in the accompanying balance sheet. These preferred stock dividends were declared on December 28, 2015, to holders of record on August 31, 2015. Additional preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of October 31, 2015 were $73,753.

During the year ended October 31, 2016, the Company adjusted its balance of Series A Convertible Preferred Stock to agree to its internal stock transfer ledger based on prior year conversions.

During the year ended October 31, 2015, the Company:

●	entered into an agreement with the holders of our Series A Convertible Preferred Stock under which they agreed to waive and cancel any further dividends owing on the Series A Convertible Preferred Stock from and after May 1, 2015 in exchange for our agreement to pay all accrued dividends through April 30, 2015. Effective September 25, 2015 the Company issued 52,982 of its common stock to satisfy all accrued dividends on the Series A Convertible Preferred Stock through April 30, 2015.

●	Retired 21,911 Series A Convertible Preferred Stock shares held by Monaker, based upon the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of RealBiz common shares issued for conversion from Monaker preferred stock and convertible promissory notes

Series B Convertible Preferred Stock

On July 31, 2014, the Company’s Board of Directors approved the creation of a new Series B Convertible Preferred Stock and on October 14, 2014 a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company’s common stock at $0.05 per share. As of October 31, 2014, the Company had -0- shares of Series B Convertible Preferred Stock issued and outstanding. The Series B Convertible Preferred Stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series B Convertible Preferred Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series B Convertible Preferred Stock by issuing shares of common stock to the holders of Series B Convertible Preferred Stock on a uniform and prorated basis. Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series B Convertible Preferred Stock is equal to $0.05 per share. Each holder of Series B Convertible Preferred Stock shall be entitled to the number of votes equal to two hundred (200) votes for each shares of Series B Convertible Preferred Stock held by them.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 11: STOCKHOLDERS’ EQUITY (continued)

Series B Convertible Preferred Stock

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company’s stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a “liquidation event”), the Board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the “net assets available for distribution”). The holders of the Series A Convertible Preferred Stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Convertible Preferred Stock or to the Common Stock, an amount for each share of Series B Convertible Preferred Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the “Series B Liquidation Amount”).

During the year ended October 31, 2015, the Company:

●	issued 26,000 shares of its Series B Convertible Preferred Stock along with 6,250 five (5) year Monaker Group, Inc. common stock warrants with exercise prices from $2.00 to $10.00 valued at $130,000, based upon subscription agreements. $100,000 was in settlement of prior year cash advances to purchase shares by third party investors and the balance of $30,000 was applied to Monaker Group, Inc. debt obligation.

●	converted 11,000 shares of Series B Convertible Preferred Stock into 5,500 shares of common stock valued at $55,000, the fair market value of the shares at the time of the conversion.

●	converted 15,000 shares of Series B Convertible Preferred Stock into 15,000 shares of Series C Convertible Preferred Stock.

As of October 31, 2016 and 2015, there were no Series B shares outstanding.

Series C Convertible Preferred Stock

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. For example, our Series C Convertible Preferred Stock contain voting rights which provide each share of Series C Convertible Preferred Stock with 100 votes for each shares of common stock into which the Series C Convertible Preferred Stock is convertible. Accordingly, our currently outstanding 160,000 shares of Series C Convertible Preferred Stock (which are convertible into 16,000,000 common shares) are entitled to 1,600,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Convertible Preferred Stock having voting majority voting control of our corporation.

On August 6, 2015, we issued 35,000 shares of our Series C Convertible Preferred Stock to a company controlled by our former Chairman, Don Monaco (20,000 shares) and our former director, Keith White (15,000 shares). Mr. Monaco received his 20,000 shares in consideration of cancellation of $100,000 in indebtedness owed to him by our former parent company Monaker Group, Inc. which was convertible into 2 million shares of our common stock. Mr. White received his 15,000 shares of Series C Convertible Preferred Stock in exchange for his previously held 15,000 shares of our Series B Convertible Preferred Stock. Each share of our Series C Convertible Preferred Stock is convertible into that number of shares of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). Accordingly, the 35,000 shares of Series C Convertible Preferred Stock are convertible into 3,500,000 shares of common stock. The holders of Series C Convertible Preferred Stock vote together with holders of our common stock as a single class and each holder of Series C Convertible Preferred Stock is entitled to the number of votes equal to one hundred (100) votes for each share of our common stock into which the Series C Convertible Preferred Stock could be converted. Accordingly, the 35,000 shares of Series C Convertible Preferred Stock are entitled to 350,000,000 votes. This issuance of Series C Convertible Preferred Stock resulted in a change of control as the Series C Convertible Preferred Stock holders as a class held approximately 68% of the aggregate outstanding voting shares upon issuance (and individually Messrs. Monaco and White’s shares of Series C Convertible Preferred Stock provides them with approximately 39% and 29% of the aggregate outstanding voting shares, respectively). Prior to the issuance of the Series C Convertible Preferred Stock, the holders of our Series A Convertible Preferred Stock held approximately 30% of the aggregate voting shares (of which Monaker Group, Inc. held approximately 29.4% of the aggregate outstanding voting shares due to its ownership of the Series A Convertible Preferred Stock).

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 12: RELATED PARTY TRANSACTIONS

Equity transactions with the Company’s former parent are described in Note 11.

During fiscal 2015, the Company issued 15,000 shares of our Series B Convertible Preferred Stock to a company controlled by its director Keith White for a purchase price of $75,000. These Series B Convertible Preferred Stock shares were subsequently converted to 15,000 shares of Series C Convertible Preferred Stock shares.

On August 6, 2015, the Company issued a company controlled by our former Chairman 20,000 shares of its Series C Convertible Preferred Stock in consideration of his agreement to cancel and extinguish $100,000 of indebtedness owed to its former parent company, which indebtedness was convertible into one million shares of our common stock. Each share of Series C Convertible Preferred Stock is convertible into that number of shares of common stock as is determined by dividing (A) the stated value ($5) by (B) the conversion price then in effect ($0.05). In addition, the Series C Convertible Preferred Stock vote with the common stockholders and ach holder of Series C Convertible Preferred Stock is entitled to the number of votes equal to one hundred (100) votes for each share of common stock into which the Series C Convertible Preferred Stock can be converted. Accordingly, these shares of Series C Convertible Preferred Stock entitle Mr. Monaco’s to two hundred million votes on any matter presented to the holders of common stock for a vote.

On August 6, 2015, the Company issued Keith White, a director, 15,000 shares of our Series C Convertible Preferred Stock in exchange for 15,000 shares of Series B Convertible Preferred Stock held by him. Mr. White originally paid $75,000 for his shares of Series B Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock is convertible into that number of shares of common stock as is determined by dividing (A) the stated value ($5) by (B) the conversion price then in effect ($0.05). In addition, the Series C Convertible Preferred Stock vote with the common stockholders and ach holder of Series C Convertible Preferred Stock is entitled to the number of votes equal to one hundred (100) votes for each share of common stock into which the Series C Convertible Preferred Stock can be converted. Accordingly, Mr. White’s shares of Series C Convertible Preferred Stock entitle him to 150,000,000 votes on any matter presented to the holders of common stock for a vote.

On August 28, 2015, the Company issued a 0% promissory note in the amount of $50,000 to a company controlled by our former Chairman of our board of directors. The note had a February 28, 2016 maturity date. On November 20, 2015, the Company agreed to issue the same company controlled by our Chairman (Don Monaco) 1,000,000 shares of common stock valued at $0.05 per share in consideration of his agreement to cancel and extinguish this note. Accordingly, there is no outstanding balance under this note as of the date of this report.

On September 15, 2015, the Company issued 1,587,302 shares of our common stock to a company controlled by its Chairman (Don Monaco) for an aggregate purchase price of $100,000 ($0.063 per share).

On November 19, 2015, the Company agreed to issue 1,000,000 shares of common stock valued at $0.05 per share to a company controlled by its former Chairman in consideration of his agreement to cancel and extinguish a 0%, $50,000 promissory note issued to him on August 28, 2015.

On November 30, 2015, a company controlled by the Company’s former Chairman purchased 6,000,000 units at a price of $0.05 per unit for an aggregate purchase price of $300,000. Each unit consisted of 1 share of common stock and a 1-year warrant to purchase 1 share of common at an exercise price of $0.05 per share. This resulted in the issuance of 6,000,000 shares of common stock and a 1-year warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.05 per share. In addition, our former Chief Financial Officer purchased 200,000 Units for $10,000.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

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

Due to recurring losses, the Company’s tax provision for the years ended October 31, 2016 and 2015 was $0.

The provision for income taxes varies from the statutory rate applied to the net loss as follows for the years ended October 31:

	2016	2015
Federal income tax benefit at statutory rate (35%)	$(317,400)	$(2,283,990)
State taxes, net of federal benefit	(40,800)	(228,399)
Effect of Canadian tax and exchange rates	(199,223)	12,957
Nondeductible expenses	130,300	1,582,136
Change in valuation allowance	(427,123)	917,296

Provision for income taxes	$-	$-

	2016	2015
Deferred tax assets (liabilities)
Net operating loss carryforwards (U.S.)	$2,410,723	$2,194,272
Net operating loss carryforwards (Canada)	1,120,747	910,075

Net deferred tax assets	3,531,470	3,104,347
Valuation allowance	(3,531,470)	(3,104,347)

Provision for income taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $427,123 and $917,296 during the fiscal years ended October 31, 2016 and 2015, respectively.

At October 31, 2016 the Company has a total net operating loss carryforward of approximately $10,332,000, of which approximately $6,103,000 relates to domestic entities and $4,229,000 relates to wholly owned Canadian subsidiaries. Net operating loss carryforwards expire through 2036. Under the Internal Revenue Code Section 382 (IRC 382) and the Canadian Tax Act, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2016 and 2015

NOTE 15: FAIR VALUE MEASUREMENT AND DISCLOSURE, continued

Fair Value Measurements at October 31, 2016 and 2015 respectively using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$307,7746	$-		$307,774
Convertible promissory note with embedded conversion option	-	-	682,762	682,762
October 31, 2015	$307,774	$-	$682,762	$990,536

Cash	$148,887	$-	$-	$148,887
Convertible promissory notes with embedded conversion options	-	-	-	-
October 31, 2016	$148,887	$-	$-	$148,887

NOTE 16 : CONTINGENCIES

On May 11, 2016, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker Group, Inc. seeking collection of the balance owed to the Company in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from Monaker Group, Inc. The company is currently in the discovery phase of this litigation. Management is unable to estimate the final outcome of this matter at this time. Currently, a court date of July 2017 is scheduled.

NOTE 17: SUBSEQUENT EVENTS

On November 18 2016, the Company, with the approval of a majority of the shareholders eligible to vote, amended the Company’s Certificate of Incorporation to effect a 1 for 200 reverse split of the Company’s issued and outstanding shares of common stock. The reverse split has yet to be declared effective.

On January 2, 2017, we entered into an Amended and Restated Agreement (the “Agreement”) by and among the Company, Anshu Bhatnagar and Alex Aliksanyan, amending and restating the Agreement entered into among these parties on December 8, 2016. Pursuant to the Agreement, Mr. Bhatnagar received warrants on the Effective Date (the “Warrants”). The Warrants grant Mr. Bhatnagar the right to acquire 5% of the outstanding fully diluted common stock of the Company, this right being fully vested and exercisable as of the effective date of the Agreement. The Warrants also vest a right to acquire 7,500,000 shares of our common stock, at an exercise price equal to the market price as of December 8, 2016 ($0.006 per share), for each $1,000,000 of revenues that the Company earns during the 2017 calendar year. The right vests upon the filing of a Form 10-Q or Form 10-K that reports the revenues necessary for each right to vest. However, prior to December 31, 2017, the Warrants may only vest up to the number of shares that would bring Mr. Bhatnagar’s beneficial ownership of our common stock up to, but not to exceed fifty (50) percent.

The Agreement also provides for a spin-off of our real estate subsidiaries that will be run by Mr. Aliksanyan. The spin off company will indemnify us from any liability arising from our real estate operations and assume all liabilities that were outstanding or accrued prior to the effective date of the Agreement. We will indemnify Mr. Bhatnagar for any liability arising as a result of the spin-off or any actions prior to the effective date of the Agreement.

In December, 2016 the company converted 1,155,725 of its Series A Convertible Preferred Stock into 1,155,800 shares of its common stock.

In January, 2017 the company incorporated Verus Foods, Inc. in Nevada as a wholly owned subsidiary.

In December 2016, the company cancelled 44,470,101 preferred Series A shares and 10,359,892 common shares which were held by Monaker Group, Inc. in connection with an over issuance of common shares relating the conversion of the Monaker dual convertible preferred shares.

In December 2016 Monaker Group Inc. filed a lawsuit against us in 11 circuit federal court seeking an injunction against our action to claw back the aforementioned shares. Additionally they sought to reverse the clawback in its entirety. The Company aggressively defended our action and the Court ruled in our favor, rejecting the demand for an injunction. The Company believes in the merits of its actions and will aggressively defend in court.

On December 29, 2016 the Company announced that it had received a contract valued at $78,000,000 to supply beef to the Gulf Cooperation Council countries, which incudes United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait.

On January 2, 2017, we granted shares of restricted stock to Mr. Aliksanyan and Mr. Grbelja pursuant to their separate Restricted Stock Grant Agreements, both dated January 2, 2017, and the terms of their separate Employment Agreements. Mr. Aliksanyan was granted 13,699,350 shares of restricted common stock and Mr. Grbelja was granted 6,109,597 shares of restricted common stock. The shares of restricted common stock issued pursuant to these grants cannot be transferred for six months. These shares were granted for services previously performed in their roles as officers of the Company.

On December 31, 2016, the holders of convertible notes payable with an outstanding principal and accrued interest balance of $1,127,100 converted their notes and interest into 69,368,539 shares of our common stock.

On November 16, 2016 a holder of our convertible debt converted $25,000 of note principal into 25,000 shares of Series C Convertible Preferred Stock.

On January 6, 2017, we issued 100,000 shares of Series C Convertible Preferred Stock to Mr. Bhatnagar for $100,000. The terms and conditions of our Series C Convertible Preferred Stock are disclosed in our Current Report on Form 8-K which was filed on May 8, 2016 and is incorporated herein by reference.

