Form 10-Q
period 2017-01-31
REALBIZ MEDIA GROUP, INC
filed 2017-03-22
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 0-53359

REALBIZ MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

9711 Washingtonian Blvd #550 Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

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

As of March 16, 2017 there were 241,651,943 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

1

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2017

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	January 31, 2017	October 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$67,738	$148,887
Accounts receivable	15,903	26,474
Prepaid expenses	102,350	3,300
Total current assets	185,991	178,661

Property and equipment, net	4,407	10,311
Due from affiliates, net of allowance (see Note 7)	-	-
Total assets	$190,398	$188,972

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$620,150	$758,293
Deferred revenue	17,250	17,250
Convertible notes payable, net of discount of $85,319	-	1,044,681
Loans payable	170,000	170,000
Total liabilities	807,400	1,990,224

Commitments and Contingencies (Note 12)

Stockholders’ Deficit
Series A convertible preferred stock, $0.001 par value; 120,000,000 shares authorized and 100,000 and 45,716,385 shares issued and outstanding at January 31,2017 and October 31, 2016, respectively	100	45,716

Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at January 31, 2017 and October 31, 2016	-	-

Series C convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and 160,000 and 35,000 shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively	160	35

Common stock, $0.001 par value; 250,000,000 shares authorized and 241,651,943 and 155,521,500 shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively	241,652	155,522

Additional paid-in-capital	22,086,582	19,939,518

Accumulated other comprehensive loss	(31,583)	(63,588)
Accumulated deficit	(22,670,045)	(21,692,417)
Total stockholders’ deficit attributable to Realbiz Media Group, Inc.	(373,134)	(1,615,214)
Non-controlling interest	(243,869)	(186,039)
Total stockholders’ deficit	(617,003)	(1,801,252)
Total liabilities and stockholders’ deficit	$190,398	$188,972

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
	January 31,
	2017	2016
Revenues
Real estate media revenue	$101,633	$273,924

Cost of revenues	49,796	45,110

Gross Profit	51,837	228,814

Operating expenses
Salaries and benefits	670,831	233,041
Selling and promotions expense	1,050	5,146
General and administrative	275,990	140,628
Total operating expenses	947,871	378,815

Operating loss	(896,033)	(150,001)

Other income (expense)
Interest expense	(83,703)	(160,625)
Gain on change on fair value of derivative liabilities	-	628,762
Loss on settlement of accounts payable and convertible debt	(23,716)	(470,727)
Foreign exchange gain	-	9,450
Total other income (expense)	(107,419)	6,860

Net loss	(1,003,452)	(143,141)

Net loss attributable to non-controlling interest	57,830	8,869

Net loss attributable to Realbiz Media Group, Inc.	$(945,622)	$(134,272)

Weighted average number of shares outstanding	183,046,600	143,349,600

Basic and diluted net loss per share	$(0.00)	(0.00)

Comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation adjustment	32,005	6,082
Comprehensive loss	$(971,447)	(137,059)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,003,452)	$(143,141)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on settlement of accounts payable and convertible debt	23,716	470,727
Depreciation	5,904	6,146
Amortization of debt discount	61,603	92,825
Gain on change in fair value of derivative liabilities	-	(628,762)
Stock based compensation	626,468	32,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	10,571	15,421
Common stock issued for interest	-	42,050
Increase in restricted cash	-	(27,977)
Decrease in due from former officer	24,390	22,560
Increase (decrease) in accounts payable and accrued expenses	168,091	(60,222)
Increase in prepaid expenses	(99,050)	-
Decrease in deferred revenue	-	(9,500)
Net cash used in operating activities	(181,759)	(187,874)

Cash flows from financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	610	-
Proceeds from issuance of Series C Convertible Preferred Stock	100,000
Payments applied to convertible promissory notes	-	(500,000)
Proceeds from the sale of common stock and warrants	-	680,000

Net cash provided by financing activities	100,610	180,000

Net increase (decrease) in cash	(81,149)	(7,874)
Cash at beginning of period	148,887	307,774

Cash at end of period	$67,738	$299,900

Supplemental disclosure:
Cash paid for interest	$7,350	$25,650

	For the three months ended
	January 31,
	2016	2015

Supplemental disclosure of non-cash investing and financing activity:

Monaker Group, Inc. Preferred Series D shares converted to common stock:
Value	$-	$30,000
Shares	-	1,000,000

Settlement of loans payable through issuance of Series C Convertible Preferred Stock
Value	$25,000	$-
Shares	25,000	-

Settlement of loans payable and accrued interest through issuance of common stock
Value	$1,137,100	$50,000
Shares	69,368,539	1,000,000

Settlement of amount due from former officer for retirement of common stock
Value	$-	$50,000
Shares	-	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

We are currently engaged in two primary businesses, which include providing digital media and marketing services for the real estate industry and the international food business. Our food business is focused on international food distribution of nuts, fruits, honey, and meats. We intend to divest the real estate business during this fiscal year.

Food Products

Verus Foods, Inc. (“Verus”) a Nevada corporation, and our wholly owned subsidiary was incorporated in January 2017, and is an international supplier of consumer food products. Verus markets under its own brand primarily to supermarkets, hotels, and other members of the wholesale trade. In 2017, Verus is pursuing a three-pronged development program through the addition of cold-storage facilities, product line expansion, and new vertical farm-to-market operations. Verus’ initial focus is on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries. Verus has a significant regional presence in the Middle East and North Africa (MENA) and sub-Saharan Africa (excluding Office of Foreign Assets Control (“OFAC”)-restricted nations), with deep roots in the Gulf Cooperation Council (GCC) countries. In January, 2017 Verus received a contract valued at $78 million to supply beef to the Gulf Cooperation Council (GCC) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. The first orders under this contract were shipped in February, 2017.

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

(UNAUDITED)

JANUARY 31, 2017

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION, continued

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 10, 2017. The results of operations for the three months ended January 31, 2017, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2017.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at January 31, 2017 and October 31, 2016.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The allowance for doubtful accounts at January 31, 2017 and October 31, 2016, respectively is $-0-.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three months ended January 31, 2017, the Company did not impair any long-lived assets.

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

JANUARY 31, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company has adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. The company has not incurred any advertising expenses for the three months ended January 31, 2017 and 2016.

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

JANUARY 31, 2017

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gain of $0 and $9,450 for three months ended January 31, 2017 and 2016, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Unaudited Consolidated Statements of Operations. For the three months ended January 31, 2017 and 2016, the change in accumulated other comprehensive loss was ($32,005) and ($6,082), respectively.

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

●	As of January 31, 2017 - Canadian dollar $0.7643 to US $1.00

●	For the three months ended January 31, 2017 - Canadian dollar $0.749648 to US $1.00

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

January 31, 2017
Series A convertible preferred stock issued and outstanding	5,000
Series C convertible preferred stock issued and outstanding	16,000,000
Warrants to purchase common stock issued, outstanding and exercisable	17,036,467
Shares on convertible promissory notes	-
33,041,467

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate and international food industries, and its prospects for success are tied indirectly to interest rates, the general housing and business climates in the United States, and the worldwide demand for the Company’s food products.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04 “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”, which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit’s other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit’s carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for the Company on May 1, 2020, with early adoption permitted. Based on the Company’s most recent annual goodwill impairment test completed in the third quarter of fiscal year 2017, the Company expects no initial impact on adoption.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or business. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by the Company.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The Company expects no initial impact on the adoption.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which provides clarification on classifying a variety of activities within the Statement of Cash flows. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its statement of cash flows.

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current GAAP). The standard is effective for the Company on May 1, 2017, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. ASU 2016-02 requires lessees to recognize most leases on the balance sheet which will result in an increase in reported assets and liabilities. The recognition of expenses within the income statement is consistent with the existing lease accounting standards. There are no significant changes in the new standard for lessors under operating leases. The standard is effective for the Company on May 1, 2019 with early adoption permitted. Adoption requires application of the new guidance for all periods presented. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. To simplify the presentation of deferred income taxes, the amendments in this update require that all deferred tax assets and liabilities, including those previously classified as current, be classified as a single noncurrent line in a classified statement of financial position. The amendments in the standard will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The standard is effective for the Company on May 1, 2017 with early adoption permitted. The Company will adopt the new guidance on May 1, 2017. The adoption will have no impact on the Company’s results of operations or statement of cash flows.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 3: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred a net loss of $1,003,452 for the three months ended January 31, 2017. At January 31, 2017, the Company had a working capital deficit of $621,409 and an accumulated deficit of $22,670,045. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: RESTRICTED CASH

At January 31, 2016 the company posted a surety bond with the California Department of Labor in the amount of $27,977 as required in connection with an appeal of an assessment relating to an employment matter. This matter was settled before the California Labor Board and the surety bond was released and funds were returned to the Company during fiscal 2016. The Company has no restricted cash balance as of January 31, 2017.

NOTE 5: PROPERTY AND EQUIPMENT

At January 31, 2017, the Company’s property and equipment are as follows:

	January 31, 2017
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment	1.5 Years	$82,719	$78,312	$4,407

The Company has recorded $5,904 and $6,146 of depreciation expense for the three months ended January 31, 2017 and 2016, respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At January 31, 2017, the Company’s accounts payable and accrued expenses are as follows:

January 31, 2017
Trade payables	$573,568
Accrued interest payable	300
Accrued payroll and commissions	21,892
Due to officer	24,390
Total accounts payable and accrued expenses	$620,150

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses and various debt obligation conversions to/from our former parent Company, Monaker Group, Inc. (“Monaker”). As a result of these transactions the Company is due $1,287,517 as of January 31, 2017 and October 31, 2016, respectively. Management has elected to record an allowance against the entire amount due from affiliate. The allowance was required due to the uncertainty of the collectability of the outstanding balance (See Note 12).

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

Note 8: Segment reporting

The Company has two reportable segments: digital media and marketing services for the real estate industry and the international food business. The Real Estate segment provides service in the form of (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The Food Business segment is an international supplier of consumer food products, marketing its own brand primarily to supermarkets, hotels, and other members of the wholesale trade.

The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative costs which are not allocable to the three reportable segments. Legal fee expense incurred for general corporate matters are considered a component of the Other segment. Legal fee expense specific to other segments’ activities has been allocated to those segments.

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016.

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2017

	Real Estate	Food Business	Other		Consolidated

Sales	$101,633	$-	$		$101,633
				-
Cost of Sales	49,796	-		-	49,796

Gross Profit	51,837	-		-	51,837

Operating Expenses:
Sales and Marketing	1,050	-		-	1,050
Salaries and benefits	61,293	609,538		-	670,831
General and administrative expense	65,034	60,956		150,000	275,990

Total Operating Expenses	127,377	670,494		150,000	947,870

Income/(Loss) From Operations	(75,540)	(670,494)		(150,000)	(896,033)

Other income/(expense):

Interest expense	-	-		(83,703)	(83,703)
Loss on legal settlement of accounts payable	-	-		(23,716)	(23,716)
Total other income/expense	-	-		(107,419)	(107,419)

Net loss	$(75,540)	$(670,494)		$(257,419)	$(1,003,452)

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 9: CONVERTIBLE NOTES PAYABLE

In November 2015, the company consummated a settlement with Himmil Investments Ltd. pursuant to which we redeemed our outstanding 7.5% convertible promissory note issued to Himmil and cancellation of their common stock purchase warrants for $475,000.

A reconciliation of the loss on the settlement of the notes payable to Himmil Investments, Ltd. Is as follows:

Cash paid	$475,000
Payoff of principal and interest	(410,866)
Write off of discount on note payable	406,593
Loss on settlement of note payable	$470,727

In December, 2016 one of our convertible noteholders converted $25,000 of outstanding principal into 25,000 shares of our Series C Convertible Preferred Stock, at a price of $1.00 per share.

On December 31, 2016, the holders of convertible notes payable with an outstanding principal balance of $1,105,000 converted their notes into 69,368,539 shares of our common stock.

NOTE 10: STOCKHOLDERS’ EQUITY

On November 18, 2016, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to effect a 200:1 reverse split of our $0.001 par value common stock. The reverse split is pending approval from FINRA, and as a result the per share amounts have not been adjusted or a retroactively restated.

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

The total number of shares of all classes of stock that the Company shall have the authority to issue is 570,000,000 shares consisting of 250,000,000 shares of common stock with a $0.001 par value per shares; of which 241,651,943 are outstanding as of the date of this report and 320,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 100,000 are outstanding as of the date of this report (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of the date of this report and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 160,000 shares are outstanding as of the date of this report.

Common Stock

During the three months ended January 31, 2017, the Company:

On January 2, 2017, we granted shares of restricted stock to Mr. Alex Aliksanyan and Mr. Thomas Grbelja, the Company’s former chief executive officer and chief financial officer, respectively, pursuant to their separate Restricted Stock Grant Agreements, both dated January 2, 2017, and the terms of their separate Employment Agreements. Mr. Aliksanyan was granted 13,699,350 shares of restricted common stock and Mr. Grbelja was granted 6,109,597 shares of restricted common stock. The shares of restricted common stock issued pursuant to these grants cannot be transferred for six months. These shares were granted for services previously performed in their roles as officers of the Company.

During the three months ended January 31, 2016, the Company:

On December 10, 2015, the Company retired 1,000,000 shares of its common stock with a value of $50,000 received from a former employee.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 10: STOCKHOLDERS’ EQUITY, continued

Conversion of Convertible Notes

On December 31, 2016, the holders of convertible notes payable with an outstanding principal balance of $1,105,000 converted their notes into 69,368,539 shares of our common stock.

Issuance of Series C Preferred Stock

On January 6, 2017, we issued 100,000 shares of Series C Preferred Stock to Mr. Anshu Bhatnagar, the Company’s chief executive officer, for $100,000.

In December, 2016 one of our convertible noteholders converted $25,000 of outstanding principal into 25,000 shares of our Series C Convertible Preferred Stock, at a price of $1.00 per share.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of January 31, 2017:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2016	16,055,000	$0.058	$0.00
Warrants granted and issued	15,581,467	$0.007	$0.00
Warrants exercised/forfeited	(14,600,000)	$(0.050)	$0.00
Outstanding, January 31, 2017	17,036,467	$0.015	$0.00

Common stock issuable upon exercise of warrants	14,036,467	$0.0165	$0.00

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	January 31, 2017	Life (Years)	Price	January 31, 2017	Price
$0.006	14,581,467	4.85	$0.006	11,581,467	$0.006
$0.258	1,000,000	2.92	$0.258	1,000,000	$0.258
$0.01	1,455,000	2.57	$0.01	1,455,000	$0.01

	17,036,467	4.54	$3.04	14,036,467	$0.06

Convertible Preferred Stock Series A

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31st, 2014 Board of Directors approval to increase the Preferred A shares from 100,000,000 shares to 120,000,000 shares. As of January 31, 2017 and October 31, 2016, the Company had 100,000 and 45,188,600 shares, respectively, of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accumulate whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value of a $1 per share by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share. Each holder of Series A stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Convertible Preferred Stock Series A, continued

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

During the three months ended January 31, 2017, the Company recorded the following activity with respect to its Series A Convertible Preferred Stock:

In December 2016, the company cancelled 44,470,101 preferred Series A shares and 10,359,892 common shares which were held by Monaker Group, Inc. in connection with an over issuance of common shares relating the conversion of the Monaker dual convertible preferred shares (See Note 13).

In December, 2016 the company converted 1,155,725 of its Series A Convertible Preferred Stock into 1,155,800 shares of its common stock.

During the three months ended January 31, 2016, the Company recorded the following activity with respect to its Series A Convertible Preferred Stock:

On December 1, 2015, the Company retired 1,000,000 of its Series A Convertible Preferred Stock held by Monaker Group, Inc., the Company’s former parent, in accordance with the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based on the issuances of 1 million RealBiz common shares issued for conversion of 30,000 shares of Monaker Group, Inc. Series D Convertible Preferred stock on such date.

Convertible Preferred Stock Series B

On July 31, 2014, the Company’s Board of Directors approved the creation of a new Series B Preferred stock and on October 14, 2014 a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company’s common stock at $0.05 per share. The Series B Preferred stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series B Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series B stock by issuing shares of common stock to the holders of Series B stock on a uniform and prorated basis. Each share of Series B Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price then in effect. The conversion price for the Series B Stock is equal to $0.05 per share. Each holder of Series B stock shall be entitled to the number of votes equal to two hundred (200) votes for each shares of Series B stock held by them.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 10: STOCKHOLDERS’ EQUITY, continued

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

Convertible Preferred Stock Series C

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. Each share of our series C preferred stock is convertible into that number of shares of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). For example, our Series C Preferred contain voting rights which provide each share of Series C Preferred Stock with 100 votes for each shares of common stock into which the Series C Preferred Stock is convertible. Accordingly, our currently outstanding 160,000 shares of Series C Preferred Stock (which are convertible into 16,000,000 shares) are entitled to 1,600,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Preferred Stock having voting majority voting control of our corporation. There were 160,000 and 35,000 shares of Series C Preferred Stock outstanding on January 31, 2017 and October 31, 2016, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 11: RELATED PARTY TRANSACTIONS

Equity transactions with the Company’s former parent Company are described in Note 10.

On November 19, 2015, the Company agreed to issue 1 million shares of common stock valued at $0.05 per share to a company controlled by its former Chairman (Don Monaco) in consideration of his agreement to cancel and extinguish a 0%, $50,000 promissory note issued to him on August 29, 2015.

On November 30, 2015, a company controlled by the Company’s former Chairman (Don Monaco) purchased 6 million units at a price of $0.05 per unit for an aggregate purchase price of $300,000. Each unit consisted of 1 share of common stock and a 1-year warrant to purchase 1 share of common at an exercise price of $0.05 per share. This resulted in the issuance of 6 million shares of common stock and a 1-year warrant to purchase 6 million shares of our common stock at an exercise price of $0.05 per share. In addition, Thomas Grbelja, our Chief Financial Officer purchased 200,000 Units for $10,000.

On December 1, 2015, the Company’s former Chief Executive Officer (Alex Aliksanyan) converted 30,000 shares of Monaker Group Inc. Series D Preferred Stock into 1 million shares of our common stock pursuant to the terms of the Series D Convertible Preferred Stock Certificate of Designations. Mr. Aliksanyan originally received these preferred shares in consideration of his sale of assets of Stingy Travel to Monaker Group in February 2015. Mr. Aliksanyan became an officer and director upon closing of this transaction in February 2015.

NOTE 12: COMMITMENTS AND CONTINGENCIES

In January, 2017 Verus received a contract valued at $78 million to supply beef to the Gulf Cooperation Council (GCC) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. The first orders under this contract were shipped in February 2017, and balance of this contract is expected to be fulfilled during fiscal 2017.

On May 11, 2016, we filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker seeking collection of the balance owed to us, in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from Monaker (see Note 7). Currently, a court date of July 2017 is scheduled.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2017

NOTE 12: COMMITMENTS AND CONTINGENCIES, continued

In December 2016, Monaker filed a lawsuit against us in Eleventh Circuit Federal Court seeking an injunction against our action to cancel 44,470,101 shares of Series A Preferred Stock and 10,359,892 shares of common stock which were issued to Monaker (see Note 10). Additionally, Monaker sought to reverse the cancellation of these shares in its entirety. On January 15, 2017, the Court denied Monaker’s motion for a preliminary injunction.

NOTE 13: SUBSEQUENT EVENTS

On February 27, 2017, RealBiz Media Group, Inc. (the “Company”) entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which Power Up purchased a convertible note. On February 27, 2017, the Company issued Power Up a convertible note with an aggregate principal amount of $78,500 (the “Note”). The Note accrues interest rate at a rate of 8% per annum and matures on November 30, 2017 (the “Maturity Date”). Power Up may convert the Note into shares of the Company’s common stock at a price equal to 61% of the average of the lowest three closing bid prices during the 15 trading day period ending on the last complete trading date prior to the date of conversion. Power Up may convert the Note at any time during the period beginning on the date which is 180 days following the date of the Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in the Note); provided, however, that Power Up may not convert the Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by Power Up and its affiliates (the “Beneficial Ownership Limit”). Power Up may, on not less than 61 days’ prior notice to the Company, waive the Beneficial Ownership Limit. Pursuant to the terms of the Note, the Company may, at any time, prior to conversion, prepay the principal amount of the Note together with interest accrued thereon.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 10, 2017 are those that depend most heavily on these judgments and estimates. As of January 31, 2017, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended January 31, 2017 compared to three months ended January 31, 2016.

Revenues

Our total revenues decreased 62.9% to $101,633 for the three months ended January 31, 2017, compared to $273,924 for the three months ended January 31, 2016, a decrease of $172,291. The decrease in sales is attributable to decrease in the volume of virtual tour video produced offset by a modest increase in the licensing of the Power Agent marketing agent marketing product.

Cost of Revenue

Cost of revenues totaled $49,796 for the three months ended January 31, 2017, compared to $45,110 for three months ended January 31, 2016, representing an increase of $4,686. Cost of revenues consists primarily of engineering costs incurred in connection with maintenance of our online networks, and the decrease in cost is in line with lower revenues.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions and general and administrative expenses increased to $947,871 for the three months ended January 31, 2017, compared to $379,423 for the three months ended January 31, 2016, an increase of $568,448 or 150%. This increase was substantially due to reductions in cash-based salaries and benefits of $190,195, and selling and promotions expenses of $4,096, offset by increases stock-based compensation of $608,630 related to the issuance of warrants to executive officers, and an increase in general and administrative expenses of $148,206. Our increased general and administrative expenses in the quarter ended January 31, 2017 is primarily attributable to an increase in legal and consulting expense of $144,011, related to our entry into the food business.

Other Income (Expenses)

Our other expenses, net, increased by $518,995 for the three months ended January 31, 2017. A summary of other income (expense) is as follows:

	Three Months Ended
	January 31,
	2017	2016	Increase/(Decrease)
Gain on change in fair value of derivative liability	$-	$628,762	$(628,762)
Foreign exchange gain	-	9,450	(9,450
Interest expense	(83,703)	(160,625)	76,922
Loss on settlement of accrued expenses and notes payable	(23,716)	(470,727)	447,011
	$(107,419)	$6,860	$(114,279)

Net Loss

We had a net loss of $1,003,452 for the three months ended January 31, 2017, compared to net loss of $143,141 for the three months ended January 31, 2016, an increase of $860,311. The increase in net loss from 2017 to 2016 was substantially due to a decrease in revenues of $172,291, along with an increase in share-based compensation of $608,630 an increase in general and administrative expenses of $148,206, and an increase in other expenses of $114,279.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to create and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At January 31, 2017, the Company had $67,738 of cash and a working capital deficit of $621,409 as compared to cash of $148,887 and a working capital deficit of $1,811,563 as of October 31, 2016.

Net cash used in operating activities was $181,759 for the three months ended January 31, 2017 as compared to net cash used in operating activities of $181,874 for the three months ended January 31, 2016. For the three months ended January 31, 2017, we had a net loss of $1,003,452, which included share based compensation expense of $626,469, offset by non cash-items such as depreciation expense of $5,904, the loss on settlement of debt of $23,716, the amortization of debt discount of $61,603, and increases from changes in assets and liabilities of $104,002 which were comprised of an increase in accounts payable and accrued expenses of $192,481, and a decrease in accounts receivable of $10,571,offset by an increase in prepaid assets of $99,050. This is compared to net cash used in operating activities of $187,874 for the three months ended January 31, 2016 which resulted primarily from our net loss of $143,141, a gain on change in fair value of derivative liabilities of $628,362, common stock issued for interest of $42,050, increase in restricted cash of $27,977 and a decrease in accounts payable and accrued expenses of $60,221 and a decrease in deferred revenue of $9,500 which amounts were offset by a loss on legal settlement of accounts payable and convertible debt of $470,727, amortization and depreciation of $6,146, amortization of debt discount of $92,825, stock based consulting fees of $32,000, decrease in accounts receivable of $15,421 and a decrease in amounts due from former officer of $22,560.

We did not have any cash related to investing activities in the three months ended January 31, 2017 or October 31, 2016.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the three months ended January 31, 2017, we had $100,610 of net cash provided by financing activities which consisting of $100,000 in proceeds from the sale of 100,000 shares of our Series C Convertible Preferred Stock, and $610 in proceeds from the sale of 100,000 shares of Series A Convertible Preferred Stock. In the three months ended January 31, 2016, we had $244,134 of net cash provided by financing activities consisting of $680,000 in proceeds from the sale of 13,600,000 shares of our common stock and related warrants, offset by the payoff of notes payable of $500,000. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ’‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2017.

Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which should enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended January 31, 2017, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended January 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities

1.	See our Current Report on Form 8-K dated January 2, 2017 and filed on January 6, 2017.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended January 31, 2017.

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

RealBiz Media Group, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
President and Chief Executive Officer
March 22, 2017

/s/ Mark B. Lucky
Mark B. Lucky
Chief Financial Officer March 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anshu Bhatnagar	Chairman and Chief Executive Officer	March 22, 2017
Anshu Bhatnagar	(Principal Executive Officer)

/s/ Mark B. Lucky	Chief Financial Officer	March 22, 2017
Mark B. Lucky	(Principal Financial Officer)

