Form 10-Q
period 2017-04-30
REALBIZ MEDIA GROUP, INC
filed 2017-06-19
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 001-34106

REALBIZ MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

9711 Washingtonian Blvd, #550
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

[  ] Yes [X] No

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of June 12, 2017, there were 241,651,943 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended April 30, 2017

Forward-Looking Statements

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

PART I – FINANCIAL INFORMATION

ITEM 1	Financial Statements

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	April 30, 2017	October 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$53,453	$148,887
Accounts receivable	900,982	26,474
Prepaid expenses	111,467	-
Other assets	40,083	3,300
Total current assets	1,105,985	178,661
Property and equipment, net	-	10,311
Total assets	$1,105,985	$188,972

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$1,355,403	$758,293
Due to officer	80,223	-
Deferred revenue	17,250	17,250
Convertible notes payable, net of discount of $0 and $85,319, respectively	241,500	1,044,681
Loans payable	170,000	170,000
Total liabilities	1,864,376	1,990,224
Commitments and Contingencies (Note 12)
Stockholders' Deficit
Series A convertible preferred stock, $.001 par value; 120,000,000 authorized and 100,000 and 45,716,385 shares issued and outstanding at April 30,2017 and October 31, 2016, respectively	100	45,716
Series B convertible preferred stock, $.001 par value; 1,000,000 authorized and no shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively	-	-
Series C convertible preferred stock, $.001 par value; 4,000,000 authorized and 160,000 and 35,000 shares issued and outstanding at April 30, 2017 and October 31, 2016	160	35
Common stock, $.001 par value; 1,000,000,000 authorized and 241,651,943 shares issued and outstanding at April 30, 2017 and 155,521,500 shares issued and outstanding at October 31, 2016, respectively	241,652	155,522
Additional paid-in-capital	22,086,582	19,939,518
Accumulated other comprehensive loss	(25,205)	(63,588)
Accumulated deficit	(22,830,854)	(21,692,417)
Total stockholders' deficit attributable to Realbiz Media Group, Inc.	(527,565)	(1,615,214)
Non-controlling interest	(230,827)	(186,038)
Total stockholders’ deficit	(758,392)	(1,801,252)
Total liabilities and stockholders' deficit	$1,105,985	$188,972

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

 (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Revenues
Real estate media revenue	$92,294	$259,414	$193,927	$533,338
Food revenues	985,068	-	985,068	-
Total revenues	1,077,362	259,414	1,178,995	533,338
Cost of revenues	892,345	1,197	942,141	46,307
Gross Profit	185,017	258,217	236,854	487,031
Operating Expenses:
Salaries and benefits	107,433	129,216	778,265	362,865
Selling and promotions expense	96,190	-	97,240	5,147
General and administrative	124,243	63,464	400,233	204,092
Total operating expenses	327,866	192,680	1,275,738	572,104
Operating (loss) income	(142,849)	65,537	(1,038,884)	(85,073)
Other Income (Expense):
Interest expense	(4,915)	(161,920)	(88,618)	(322,545)
(Loss) Gain on legal settlement of accounts payable and convertible debt	-	-	(23,716)	158,035
Foreign exchange gain	-	-	-	9,450
Total other income (expenses)	(4,915)	(161,920)	(112,334)	(155,060)
Net (loss) income	(147,764)	(96,383)	(1,151,218)	(240,133)
Net loss attributable to non-controlling interest	(13,042)	15,676	44,788	6,807
Net (loss) Income attributable to RealBiz Media Group, Inc.	$(160,806)	$(80,707)	$(1,106,430)	$(233,326)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	6,379	(2,689)	38,384	(2,689)
Comprehensive (loss) income	$(154,427)	$(83,396)	$(1,068,046)	$(236,014)

Per share data:
Basic and dilutive net loss per share of common stock	$-	$-	$(0.01)	$-

Weighted average common shares outstanding basic	240,835,621	149,112,992	198,178,561	146,502,264

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,151,218)	$(240,133)
Adjustments to reconcile net loss to net cash from operating activities:
(Gain) loss on legal settlement of accounts payable and convertible debt	23,716	(158,035)
Amortization and depreciation	10,311	12,243
Amortization of debt discount	61,603	189,798
Share based compensation	608,630	-
Stock based consulting fees	-	32,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(874,509)	(12,857)
Increase in restricted cash	-	(27,977)
Increase in due to officer	80,223	-
Decrease in due from former officer	-	27,060
Increase in other assets	40,083
Increase (decrease) in accounts payable and accrued expenses	871,784	(110,092)
Increase in accrued interest payable	-	81,665
Increase in prepaid expenses	(108,167)	-
Decrease in deferred revenue	-	(18,650)
Net cash used in operating activities	(437,544)	(224,977)
Cash flows from investing activities:
Payments towards software developments costs	-	(56,265)
Net cash used in investing activities	-	(56,265)
Cash flows from financing activities:
Proceeds from convertible promissory notes	241,500	-
Payments on notes payable	-	(500,000)
Proceeds from issuance of Series A Convertible Preferred Stock	610	-
Proceeds from issuance of Series C Convertible Preferred Stock	100,000	-
Proceeds from the sale of common stock and warrants	-	680,000
Net cash provided by financing activities	342,110	180,000
Net decrease in cash	(95,434)	(101,242)
Cash at beginning of period	148,887	307,774
Cash at end of period	$53,453	$206,532
Supplemental disclosure:
Cash paid for interest	$51,300	$51,300

RealBiz Media Group, Inc.

Supplemental Disclosure of Non-Cash Investing and Financing Activity

(Unaudited)

	For the Six Months Ended April 30,
	2017	2016

Settlement of loans payable through issuance of Series C Convertible Preferred Stock:
Value	$25,000	$84,300
Shares	25,000	843,000

Common stock issued for accrued interest on convertible promissory notes:
Value	$-	$84,300
Shares	-	843,000

Settlement of loans payable and accrued interest through issuance of common stock:
Value	$1,137,100	$50,000
Shares	69,368,539	1,000,000

Common stock issued to settle note payable:
Value	$-	$50,000
Shares	-	1,000,000

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

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION, continued

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

Basis of Presentation

The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state RealBiz Media Group, Inc. and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 10, 2017. The results of operations for the six months ended April 30, 2017, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2017.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at April 30, 2017 and October 31, 2016.

Accounts Receivable

The Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. The Company recognizes accounts receivable for amounts uncollected from the credit card service provider at the end of the accounting period. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The allowance for doubtful accounts at April 30, 2017 and October 31, 2016, respectively is $-0-.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended April 30, 2017, the Company did not impair any long-lived assets.

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

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

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

For each order, the Company has a either a contract or a purchase order. Payments are made via. Letter of Credit, Documentary collections A/K/A Cash Against Documents or Post Dated Checks in UAE where bounced checks are a criminal offence.

For the Real estate media division, the Company provides its marketing and promotional services to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered. Collection of one-time set up fees and annual services fees give rise to recognized monthly revenue in the then-current month as well as deferred revenue liabilities representing the collected fee for services yet to be delivered.

Technology and Development

Costs to research and develop our products are expensed as incurred. These costs consist of primarily of technology and development related expenses including third party contractor fees and technology software services.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. The company has not incurred any advertising expenses for the six months ended April 30, 2017 and 2016.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

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

Foreign Currency and Other Comprehensive Income (Loss)

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gain of $0 and $9,450 for six months ended April 30, 2017 and 2016, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Unaudited Consolidated Statements of Operations. For the six months ended April 30, 2017 and 2016, the change in accumulated other comprehensive gain (loss) was $38,384 and ($2,689), respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is considered to be equal to basic because it is anti-dilutive.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

The Company’s common stock equivalents include the following:

Earnings Per Share

April 30, 2017
Series A convertible preferred stock issued and outstanding	5,000
Series B convertible preferred stock issued and outstanding	-
Series C convertible preferred stock issued and outstanding	16,000,000
Warrants to purchase common stock issued, outstanding and exercisable	13,786,467
Shares on convertible promissory notes	24,150,000
Total	53,941,467

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

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

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

The Company has incurred a net loss of $1,151,218 for the six months ended April 30, 2017. At April 30, 2017, the Company had a working capital deficit of $758,392 and an accumulated deficit of $22,830,854. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a period of twelve months from the date of this report.

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

NOTE 4: RESTRICTED CASH

At January 31, 2016 the company posted a surety bond with the California Department of Labor in the amount of $27,977 as required in connection with an appeal of an assessment relating to an employment matter. This matter was settled before the California Labor Board and the surety bond was released and funds were returned to the Company during fiscal 2016. The Company has no restricted cash balance as of April 30, 2017.

NOTE 5: PROPERTY AND EQUIPMENT

The Company’s property and equipment are as follows:

	April 30, 2017
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment	1.5 Years	$82,719	$82,719	$-

The Company has recorded $10,311 and $12,243 of depreciation expense for the six months ended April 30, 2017 and 2016, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses are as follows:

April 30, 2017
Trade payables	$1,338,440
Accrued interest payable	1,979
Accrued payroll and commissions	14,984
Total accounts payable and accrued expenses	$1,355,403

NOTE 7: DUE FROM/TO AFFILIATES

During the normal course of business, the Company receives and/or makes advances for operating expenses and various debt obligation conversions to/from our former parent Company, Monaker Group, Inc. (“Monaker”). As a result of these transactions the Company is due $1,287,517 as of April 30, 2017 and October 31, 2016, respectively. Management has elected to record an allowance against the entire amount due from affiliate. The allowance was required due to the uncertainty of the collectability of the outstanding balance (See Note 12).

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

Management of the Company reviews assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: SEGMENT REPORTING- continued

The following financial information represents the operating results of the reportable segments of the Company:

Six months ended April 30, 2017

	Real Estate	Food Business	Other	Consolidated

Sales	$193,927	$985,068	$-	$1,178,995
Cost of revenues	-	942,141	-	942,141
Gross Profit	193,927	42,927	-	236,854
Operating Expenses:
Salaries and benefits	105,935	672,330	-	778,265
Selling and promotions expense	96,275	965	-	97,240
General and administrative	78,430	171,803	150,000	400,233
Total operating expenses	280,640	845,098	150,000	1,275,738
Operating income (loss)	(86,713)	(802,171)	(150,000)	(1,038,884)
Other Income (Expense):
Interest expense	(236)	-	(88,382)	(88,618)
Gain (loss) on legal settlement of accounts payable	-	-	(23,716)	(23,716)
Total other income (expenses)	(236)	-	(112,098)	(112,334)
Net income (loss)	$(86,949)	$(802,171)	$(262,098)	$(1,151,218)

NOTE 9: CONVERTIBLE NOTES PAYABLE

On April 19, 2017, the Company issued JSJ Investments Inc. (“JSJ”) a convertible note in the principal amount of $125,000 (the “JSJ Note”). The JSJ Note accrues interest at a rate of 8% per annum and matures on January 19, 2018. Pursuant to the terms of the JSJ Note, the Company may prepay the principal amount of the April 2017 Note together with interest accrued thereon at any time on or prior to October 16, 2017. The prepayment amount is dependent on when the Company prepays this Note.

On April 4, 2017, the Company entered into a Convertible Promissory Note with Power Up Lending Group, Inc. for the sum of $38,000. The Note accrues interest rate at a rate of 8% per annum, and matures on January 30, 2018.

On February 21, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. pursuant to which Power Up purchased a convertible note. In February 2017, the Company issued Power Up a convertible note with an aggregate principal amount of $78,500. This note accrues interest rate at a rate of 8% per annum and matures on November 30, 2017.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY

On April 7, 2017, the Company increased its authorized shares of Common Stock and Preferred Stock to 1,000,000,000 shares with par value of $0.001 per share, and 125,000,000 shares with par value of $0.001 per share, respectively.

On November 18, 2016, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to affect a 200:1 reverse split of our $0.001 par value common stock. The reverse split was not approved from FINRA, and thus the per share amounts have not been adjusted or a retroactively restated. The Company has put the reverse split on hold for the immediate future.

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

NOTE 10: STOCKHOLDERS’ EQUITY-continued

In December, 2016 one of our convertible noteholders converted $25,000 of outstanding principal into 25,000 shares of our Series C Convertible Preferred Stock, at a price of $1.00 per share.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of April 30, 2017:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2016	16,055,000	$0.058	$1.56
Warrants granted and issued	15,581,467	$0.007	$0
Warrants exercised/forfeited/expired	(14,850,000)	$(0.05)	$0
Outstanding, April 30, 2017	16,786,467	$0.48	$0

Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	April 30, 2017	(Years)	Price	April 30, 2017	Price
$0.006	14,581,467	4.67	$0.006	14,581,467	$0.006
$0.026	1,000,000	4.75	$0.258	1,000,000	$0.258
$0.100	1,205,000	2.42	$0.100	1,205,000	$0.006
	16,786,467	4.48	$0.032	16,786,467	$0.060

Convertible Preferred Stock Series A

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31st, 2014 Board of Directors approval to increase the Preferred A shares from 100,000,000 shares to 120,000,000 shares. As of April 30, 2017 and October 31, 2016, the Company had 100,000 and 45,188,600 shares, respectively, of Convertible Preferred Stock Series A issued and outstanding. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accumulate whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Stock is convertible at the option of the holder thereof at any time into a number of shares of Common Stock determined by dividing the Stated Value of a $1 per share by the Conversion Price then in effect. The conversion price for the Series A Stock is equal to $1.00 per share. Each holder of Series A stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY-continued

Convertible Preferred Stock Series A, continued

On December 1, 2015, the Company retired 1,000,000 of its Series A Convertible Preferred Stock held by Monaker Group, Inc., the Company’s former parent, in accordance with the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based on the issuances of one million RealBiz common shares issued for conversion of 30,000 shares of Monaker Group, Inc. Series D Convertible Preferred stock on such date.

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

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company’s stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a “liquidation event”), the Board shall determine in

Convertible Preferred Stock Series B, continued

good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the “net assets available for distribution”). The holders of the Series B stock then outstanding shall be entitled to be paid out of the net assets available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Stock or to the Common Stock, an amount for each share of Series B Stock equal to all accrued and unpaid Preferred Dividends plus the Stated Value, as adjusted (the “Series B Liquidation Amount”). There were no Series B Preferred stock outstanding at April 30, 2017 and October 31, 2016.

Convertible Preferred Stock Series C

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. Each share of our series C preferred stock is convertible into that number of shares of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). For example, our Series C Preferred contain voting rights which provide each share of Series C Preferred Stock with 100 votes for each shares of common stock into which the Series C Preferred Stock is convertible. Accordingly, our currently outstanding 160,000 shares of Series C Preferred Stock (which are convertible into 16,000,000 shares) are entitled to 1,600,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Preferred Stock having voting majority voting control of our corporation. There were 160,000 and 35,000 shares of Series C Preferred Stock outstanding on April 30, 2017 and October 31, 2016, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS

Equity transactions with the Company’s former parent Company are described in Note 10.

On November 19, 2015, the Company agreed to issue one million shares of common stock valued at $0.05 per share to a company controlled by its former Chairman (Don Monaco) in consideration of his agreement to cancel and extinguish a 0%, $50,000 promissory note issued to him on August 29, 2015.

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

On December 1, 2015, the Company’s former Chief Executive Officer (Alex Aliksanyan) converted 30,000 shares of Monaker Group Inc. Series D Preferred Stock into one million shares of our common stock pursuant to the terms of the Series D Convertible Preferred Stock Certificate of Designations. Mr. Aliksanyan originally received these preferred shares in consideration of his sale of assets of Stingy Travel to Monaker Group in February 2015. Mr. Aliksanyan became an officer and director upon closing of this transaction in February 2015.

NOTE 12: COMMITMENTS AND CONTINGENCIES

In January, 2017 Verus received a contract valued at $78 million to supply beef to the Gulf Cooperation Council (GCC) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. The first orders under this contract were shipped in February 2017, and balance of this contract is expected to be fulfilled during 2017.

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

NOTE 13: SUBSEQUENT EVENTS

Departure of Chief Financial Officer

On May 14, 2017, Mark Lucky, the Company’s Chief Financial Officer, advised the Company that he is resigning from his position as Chief Financial Officer effective as of May 15, 2017. Mr. Lucky’s decision to resign did not result from any disagreement with the Company, the Company’s management or the Board of Directors.

Effective as of May 15, 2017, the Company’s Board of Directors appointed Anshu Bhatnagar, the Company’s President and Chief Executive Officer, as the Company’s interim Chief Financial Officer while the Company conducts a search for a permanent Chief Financial Officer.

Entry into a Material Definitive Agreement

On May 26, 2017, the Company received $130,000 from Auctus Fund, LLC (“Auctus”), a Delaware limited liability company, and issued Auctus a convertible promissory note (the “Auctus Note”) in the amount of $130,000 pursuant to the terms of a securities purchase agreement. The Auctus Note accrues interest at a rate of 8% per annum and matures on February 17, 2018. The Auctus Note may be prepaid by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended October 31, 2016 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by RealBiz Media Group, Inc. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Quarterly Report. Readers should carefully review the factors identified under the caption “Risk Factors” in documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities, and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on February 10, 2017 are those that depend most heavily on these judgments and estimates. As of April 30, 2017, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three Months Ended April 30, 2017

Revenues

Our total revenues increased 315.3%, or $818,000, to approximately $1,077,400 for the three months ended April 30, 2017, compared to approximately $259,400 for the three months ended April 30, 2016. The increase in revenues is attributable to sales from our food business that was new in 2017.

Cost of Revenue

Cost of revenues totaled approximately $892,300 for the three months ended April 30, 2017, compared to approximately $1,200 for three months ended in 2016, representing an increase of approximately $891,100. The increase is primarily due to food business costs of revenue. Cost of revenues also include engineering costs incurred for maintenance of our online networks, and the higher cost is in line with lower revenues.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions and general and administrative expenses increased by approximately $135,200 to approximately $327,800 for the three months ended April 30, 2017, compared to expense of approximately $192,700 for the three months ended April 30, 2016. This increase was substantially due to reductions in cash based salaries and benefits of $21,800 decrease in expense is attributable to a reversal of expense for stock-based compensation warrant forfeitures of approximately $367,000. Increases in sales and promotions expense of approximately $96,200 and general and administrative expenses of approximately $60,800 were primarily related to our entry into the food business.

Other Income (Expenses)

Our other expenses, net, decreased by approximately $157,000 for the three months ended April 30, 2017 primarily due to a decrease in interest expense.

Net Income

We had a net loss of approximately $147,800 for the three months ended April 30, 2017, compared to net loss of approximately $96,400 for the three months ended April 30, 2016, a decrease of $51,400. The change was primarily due to lower sales from our new food business.

Six Months Ended April 30, 2017

Our total revenues increased 121.1%, or approximately $645,700 to approximately $1,179,000,for the six months ended April 30, 2017, compared to approximately $533,300 for the six months ended April 30, 2016. The increase in revenues is attributable to sales from our new food business.

Cost of Revenue

Cost of revenues totaled approximately $942,100 for the six months ended April 30, 2017, compared to approximately $46,300 for six months ended April 30, 2016, representing an increase of $877,800. The increase is primarily due to food business costs of revenue. Cost of revenues also include engineering costs incurred in connection with maintenance of our online networks.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions and general and administrative expenses increased by approximately $703,600 to approximately $1,275,700 for the six months ended April 30, 2017, compared to approximately $572,100 for the six months ended April 30, 2016. This increase was substantially related to higher salaries and benefits of approximately $415,500, primarily from the issuance of warrants to executive officers of approximately $608,600, offset by lower cash-based salaries and benefits of $193,100. Increases in sales and promotions expense of approximately $92,100 and general and administrative expenses of approximately $196,100 were primarily related to our entry into the food business.

Assets and Employees; Research and Development

We do not currently anticipate purchasing any equipment or other assets in the near term, however, as we expand operations, we will need additional equipment and employees to develop and market our products.

Liquidity and Capital Resources; Anticipated Financing Needs

At April 30, 2017, the Company had approximately $53,500 of cash and a working capital deficit of approximately $758,400 as compared to cash of approximately $148,900 and a working capital deficit of approximately $1,801,300 as of October 31, 2016.

Net cash used in operating activities was approximately $437,500 for the six months ended April 30, 2017 as compared to net cash used in operating activities of approximately $225,000 for the six months ended April 30, 2016. For the six months ended April 30, 2017, we had a net loss of approximately $1,151,200, which included share based compensation of approximately $608,600, offset by non-cash-items such as depreciation expense of approximately $10,300, the loss on settlement of debt of approximately $23,700, the amortization of debt discount of approximately $61,600, and increases from changes in assets and liabilities which were composed of an increase in accounts payable and accrued expenses of approximately $871,800, and an increase in accounts receivable of approximately $874,500, offset by an increase in prepaid assets of approximately $108,200.

This is compared to net cash used in operating activities of approximately $225,000 for the six months ended April 30, 2016 which resulted primarily from our net loss of approximately $233,300, a gain on extinguishment of convertible debt and accounts payable of approximately $158,000, an increase in restricted cash of approximately $28,000, a decrease in accounts payable and accrued expenses of approximately $110,100 and a decrease in deferred revenue of approximately $18,650 which amounts were offset by amortization and depreciation of approximately $12,200, amortization of debt discount of approximately $190,000, stock consulting fees of approximately $32,000, increase in accounts receivable of approximately $12,900 and a decrease in amounts due from former officer of approximately $27,100.

We did not have any cash related to investing activities in the six months ended April 30, 2017 or April 30, 2016.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the six months ended April 30, 2017, we had $342,100 of net cash provided by financing activities which consist of (i) $241,500 in proceeds from the issuance of convertible stock, (ii) $100,000 in proceeds from the sale of 100,000 shares of our Series C Convertible Preferred Stock, and (iii) $610 in proceeds from the sale of 100,000 shares of Series A Convertible Preferred Stock. During the six months ended April 30, 2016, we had $180,000 of net cash provided by financing activities consisting of $680,000 in proceeds from the sale of 13,600,000 shares of our common stock and related warrants, offset by the payoff of notes payable of $500,000. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of April 30, 2017.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended April 30, 2017, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended April 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 11, 2016, we filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker seeking collection of the balance owed to us, in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from. Currently, a court date of July 2017 has been scheduled.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended April 30, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934**

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealBiz Media Group, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
June 19, 2017

