Form 10-Q
period 2017-07-31
REALBIZ MEDIA GROUP, INC
filed 2017-09-19
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________ to ___________________

Commission File Number 001-34106

REALBIZ MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

9841 Washingtonian Blvd, #390
Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 329-2700

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

As of September 15, 2017, there were 241,651,943 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1	Financial Statements

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	July 31, 2017	October 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$197,271	$148,887
Accounts receivable	645,937	26,474
Inventory	125,928	-
Prepaid expenses	7,860	3,300
Other assets	16,620	-
Total Current Assets	993,616	178,661
Property and equipment, net	-	10,311
Total Assets	$993,616	$188,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$953,447	$758,293
Due to officer	85,301	-
Deferred revenue	2,250	17,250
Convertible notes, net of discount of $0 and $85,319, respectively	693,750	1,044,681
Loans payable	170,000	170,000
Total Current Liabilities	1,904,748	1,990,224
Commitments and Contingencies (Note 11)
Stockholders’ Deficit
Series A convertible preferred stock, $0.001 par value, 120,000,000 shares authorized, 100,000 and 45,716,385 shares issued and outstanding, respectively	100	45,716
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series C convertible preferred stock, $0.001 par value, 4,000,000 shares authorized, 160,000 and 35,000 shares issued and outstanding, respectively	160	35
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 241,651,943 shares and 155,521,500 shares issued and outstanding, respectively	241,652	155,522
Additional paid-in-capital	22,086,582	19,939,518
Accumulated other comprehensive loss	(31,549)	(63,588)
Accumulated deficit	(22,966,603)	(21,692,417)
Total stockholders’ deficit attributable to common stockholders	(669,658)	(1,615,214)
Non-controlling interest	(241,474)	(186,038)
Total Stockholders’ Deficit	(911,132)	(1,801,252)
Total Liabilities and Stockholders’ Deficit	$993,616	$188,972

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Revenues
Real estate media revenue	$106,055	$226,625	$299,982	$759,963
Food revenues	1,048,576	-	2,033,644	-
Total Revenues	1,154,631	226,625	2,333,626	759,963
Cost of revenues	855,481	1,244	1,889,704	47,551
Gross Profit	299,150	225,381	443,922	712,412
Operating Expenses:
Salaries and benefits	197,141	117,494	975,406	480,359
Selling and promotions expense	1,301	2,673	6,459	7,636
General and administrative	261,897	116,378	662,130	320,652
Total Operating Expenses	460,339	236,545	1,643,995	808,647
Operating Loss	(161,189)	(11,164)	(1,200,073)	(96,235)
Other Expenses:
Interest expense	(9,745)	(164,773)	(98,363)	(487,318)
(Loss) Gain on legal settlement of accounts payable and convertible debt	-	-	(23,716)	158,035
Foreign exchange gain	-	-	-	9,450
Total Other Expenses	(9,745)	(164,773)	(122,079)	(319,833)
Loss Before Income Taxes	(170,934)	(175,937)	(1,322,152)	(416,068)
Income taxes	-	-	-	-
Net Loss	(170,934)	(175,937)	(1,322,152)	(416,068)
Net loss attributable to non-controlling interest	10,647	3,511	55,435	15,321
Net Loss attributable to Common Stockholders	$(160,287)	$(172,426)	$(1,266,717)	$(400,747)

Comprehensive Loss:
Unrealized gain (loss) on currency translation adjustment	(6,344)	(1,942)	32,039	(2,689)
Comprehensive Loss	$(177,278)	$(177,879)	$(1,290,113)	$(418,757)

Per Share Data:
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and diluted	241,651,943	149,112,992	224,918,972	146,502,264

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,322,152)	$(416,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on legal settlement of accounts payable and convertible debt	23,716	(158,035)
Amortization and depreciation	10,311	18,339
Amortization of debt discount	61,603	286,771
Stock based compensation	626,469	-
Stock based consulting fees	-	32,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(619,463)	2,474
Increase in restricted cash	-	(27,977)
Decrease in due from former officer	-	87,500
Increase in inventory	(125,928)	-
(Increase) decrease in other assets	(16,620)	110,063
Increase in due to officer	85,301	-
Increase (decrease) in accounts payable, accrued expenses and other	530,787	(176,184)
Net cash used in operating activities	(745,976)	(241,117)
Cash flows from investing activities:
Payments towards software developments costs	-	(110,063)
Net cash used in investing activities	-	(110,063)
Cash flows from financing activities:
Proceeds from convertible notes	693,750	-
Payments on notes payable	-	(500,000)
Proceeds from issuance of Series A Convertible Preferred Stock	610	-
Proceeds from issuance of Series C Convertible Preferred Stock	100,000	-
Proceeds from the sale of common stock and warrants	-	680,000
Net cash provided by financing activities	794,360	180,000
Net increase (decrease) in cash	48,384	(171,180)
Cash at beginning of period	148,887	307,774
Cash at end of period	$197,271	$136,594
Supplemental disclosure:
Cash paid for interest	$51,300	$76,950

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows - (continued)

(Unaudited)

	For the Nine Months Ended July 31,
	2017	2016
Supplemental disclosure of non-cash investing and financing activity:
Settlement of loans payable through issuance of Series C Convertible Preferred Stock:
Value	$25,000	$126,450
Shares	25,000	1,246,500

Common stock issued for accrued interest on convertible notes:
Value	$-	$126,450
Shares	-	1,246,500

Settlement of loans payable and accrued interest through issuance of common stock:
Value	$1,185,624	$50,000
Shares	69,368,539	1,000,000

Settlement of accrued compensation through issuance of common stock:
Value	$267,839	$-
Shares	21,782,800	-

Common stock issued to settle note payable:
Value	$-	$50,000
Shares	-	1,000,000

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

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 10, 2017. The results of operations for the nine months ended July 31, 2017, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2017.

The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non recognized subsequent events were noted other than those discussed in Note 7, Debt.

Reclassifications

We have reclassified certain prior period amounts in our consolidated financial statements to conform to our current period presentation.

NOTE 2: ORGANIZATION AND NATURE OF BUSINESS

We are currently engaged in two primary businesses, which include providing digital media and marketing services for the real estate industry and the international food business. We intend to divest the real estate business during this fiscal year.

Food Products

Verus Foods, Inc. (“Verus”) a Nevada corporation, and our wholly owned subsidiary, was incorporated in January 2017, and is an international supplier of consumer food products. Verus markets under its own brand primarily to supermarkets, hotels and other members of the wholesale trade. In 2017, Verus is pursuing a three-pronged development program through the addition of cold-storage facilities, product line expansion and new vertical farm-to-market operations. Verus’ initial focus is on frozen foods, particularly meat, poultry, seafood, vegetables and french fries. Verus has a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding Office of Foreign Assets Control (“OFAC”) restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. In January 2017, Verus received a contract valued at $78 million to supply beef to the GCC countries. The first orders under this contract were shipped in February 2017.

Real Estate

We have generated revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (RealBiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3: NEW ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarification on classifying a variety of activities within the statement of cash flows. The standard is effective for the Company as of November 1, 2018, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current GAAP). The standard is effective for the Company as of November 1, 2017, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue at an amount that reflects consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with customer; (ii) identify the performance obligations in the contract; (iii) determine transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was to be effective for reporting periods beginning after December 15, 2016. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning November 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU 2014-09 on its financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), to simplify the presentation of deferred income taxes. The amendments in this update require that all deferred tax assets and liabilities, including those previously classified as current, be classified as a single noncurrent line in a classified statement of financial position. The amendments in the standard will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The standard is effective for the Company as of November 1, 2017 with early adoption permitted. The Company plans to adopt the new guidance on November 1, 2017. The Company is currently evaluating the impact of ASU 2015-17 on its financial position, results of operations and cash flows.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), formerly SFAS No. 157, Fair Value Measurements. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, due from affiliates, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

NOTE 5: GOING CONCERN

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred a net loss of $1,322,152 and negative cash flows from operations of $745,976 for the nine months ended July 31, 2017. As of July 31, 2017, the Company had a working capital deficit of $911,132 and an accumulated deficit of $22,966,603. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a period of twelve months from the date of this report.

In order to meet its working capital needs through the next twelve months, the Company may consider plans to raise additional funds through the issuance of additional shares of common or preferred stock or through the issuance of debt instruments. Although the Company intends to obtain additional financing to meet our cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6: DUE FROM/TO AFFILIATES

During the normal course of business, the Company received and/or made advances for operating expenses and various debt obligation conversions to/from our former parent company, Monaker Group, Inc. (“Monaker”). As a result of these transactions, the Company has recorded a receivable of $1,287,517 as of July 31, 2017 and October 31, 2016, respectively. On May 11, 2016, the Company filed a lawsuit against Monaker seeking collection of this balance. Due to uncertainty surrounding our ability to collect this amount, management has elected to record an allowance against the full amount of this receivable (See Note 11).

NOTE 7: DEBT

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

As of July 31, 2017 and October 31, 2016, there was $693,750 and $1,044,681 of convertible notes payable outstanding, net of discounts, respectively.

On September 1, 2017, the Company issued Power Up Lending Group Ltd. a convertible note in the principal amount of $78,000 (the “Power Up Note 4”). The Power Up Note 4 accrues interest at a rate of 8% per annum and matures on June 10, 2018. Pursuant to the terms of the Power Up Note 4, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to February 28, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions.

On August 2, 2017, the Company issued JSJ Investments Inc. a convertible note in the principal amount of $125,000 (the “JSJ Note 2”). The JSJ Note 2 accrues interest at a rate of 8% per annum and matures on May 2, 2018. Pursuant to the terms of the JSJ Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to January 29, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions.

On July 17, 2017, the Company issued Crossover Capital Fund II, LLC a convertible note in the principal amount of $100,250 (the “Crossover Note”). The Crossover Note accrues interest at a rate of 9% per annum and matures on April 17, 2018. Pursuant to the terms of the Power Up Note 3, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to January 13, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 38.5% of the market price on the date of conversion, subject to certain restrictions.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 29, 2017, the Company issued Power Up Lending Group Ltd. a convertible note in the principal amount of $40,000 (the “Power Up Note 3”). The Power Up Note 3 accrues interest at a rate of 8% per annum and matures on March 30, 2018. Pursuant to the terms of the Power Up Note 3, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 26, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions.

On June 20, 2017, the Company issued EMA Financial, LLC a convertible note in the principal amount of $100,000 (the “EMA Note”). The EMA Note accrues interest at a rate of 8% per annum and matures on June 20, 2018. Pursuant to the terms of the EMA Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 17, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 40% of the market price on the date of conversion, subject to certain restrictions.

On June 15, 2017, the Company issued GS Capital Partners, LLC a convertible note in the principal amount of $82,000 (the “GS Note”). The GS Note accrues interest at a rate of 8% per annum and matures on June 15, 2018. Pursuant to the terms of the GS Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 12, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 36% of the market price on the date of conversion, subject to certain restrictions.

On May 17, 2017, the Company issued Auctus Fund, LLC a convertible note in the principal amount of $130,000 (the “Auctus Note”). The Auctus Note accrues interest at a rate of 8% per annum and matures on February 17, 2018. Pursuant to the terms of the Auctus Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to November 13, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 40% of the market price on the date of conversion, subject to certain restrictions.

On April 19, 2017, the Company issued JSJ Investments Inc. a convertible note in the principal amount of $125,000 (the “JSJ Note 1”). The JSJ Note 1 accrues interest at a rate of 8% per annum and matures on January 19, 2018. Pursuant to the terms of the JSJ Note 1, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to October 16, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions.

On April 4, 2017, the Company issued Power Up Lending Group Ltd. a convertible note in the principal amount of $38,000 (the “Power Up Note 2”). The Power Up Note 2 accrues interest at a rate of 8% per annum and matures on January 30, 2018. Pursuant to the terms of the Power Up Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to October 1, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions.

On February 21, 2017, the Company issued Power Up Lending Group Ltd. a convertible note in the principal amount of $78,500 (the “Power Up Note 1”). The Power Up Note 1 accrues interest at a rate of 8% per annum and matures on November 30, 2017. Pursuant to the terms of the Power Up Note 1, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to August 28, 2017, subject to certain prepayment penalties. On August 25, 2017, the Company repaid the principal and accrued interest in full on the Power Up Note 1 in the amount of $114,211.

In December 2016, one of our convertible noteholders converted $25,000 of outstanding principal into 25,000 shares of our Series C Convertible Preferred Stock, at a price of $1.00 per share.

On December 31, 2016, the holders of convertible notes with aggregate outstanding principal and accrued interest balances of $1,185,624 converted their notes into 69,368,539 shares of our common stock.

In November 2015, the Company consummated a settlement with Himmil Investments Ltd. (“Himmil”) pursuant to which we redeemed our outstanding 7.5% convertible promissory note issued to Himmil and cancellation of their common stock purchase warrants for $475,000.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 1,125,000,000 shares consisting of 1,000,000,000 shares of common stock with a $0.001 par value per shares (increased from 250,000,000 as of April 7, 2017); of which 241,651,943 are outstanding as of the date of this report and 320,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 100,000 are outstanding as of the date of this report, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of the date of this report and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 160,000 shares are outstanding as of the date of this report.

On November 18, 2016, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to affect a 200:1 reverse split of our $0.001 par value common stock. The reverse split was not approved by FINRA due to concerns related to the Series A Preferred Stock litigation discussed in Note 11. The Company plans to resubmit its request to FINRA for approval of the reverse split once the outstanding litigation has been resolved.

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

Conversion of Convertible Notes

On December 31, 2016, the holders of convertible notes with aggregate outstanding principal and accrued interest balances of $1,185,624 converted their notes into 69,368,539 shares of our common stock.

Issuance of Series C Convertible Preferred Stock

On January 6, 2017, we issued 100,000 shares of Series C Convertible Preferred Stock to Mr. Anshu Bhatnagar, the Company’s chief executive officer, for $100,000.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2016, one of our convertible noteholders converted $25,000 of outstanding principal into 25,000 shares of our Series C Convertible Preferred Stock, at a price of $1.00 per share.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of July 31, 2017:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2016	16,055,000	$0.058	$0
Warrants granted and issued	15,581,467	$0.007	$160,396
Warrants exercised/forfeited/expired	(14,850,000)	$(0.054)	$0
Outstanding, July 31, 2017	16,786,467	$0.014	$160,396

Range of		Remaining Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.006	14,581,467	4.67	$0.006	14,581,467	$0.006
$0.026	1,000,000	4.75	$0.025	1,000,000	$0.025
$0.100	1,205,000	2.42	$0.100	1,205,000	$0.100
	16,786,467	4.16	$0.014	16,786,467	$0.014

Series A Convertible Preferred Stock

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31, 2014 Board of Directors approval to increase the designated Preferred A shares from 100,000,000 shares to 120,000,000 shares. The preferred shares were issued at $.001 par and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accumulate whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Convertible Preferred Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each share of Series A Convertible Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing the stated value of a $1 per share by the conversion price then in effect. The conversion price for the Series A Convertible Preferred Stock is equal to $1.00 per share. Each holder of Series A Convertible Preferred Stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

In December 2016, the Company cancelled 44,470,101 shares of Series A Convertible Preferred Stock and 10,359,892 shares of common stock which were held by Monaker. in connection with an over issuance of shares of common stock relating the conversion of the Monaker dual convertible preferred shares (See Note 11).

In December 2016, the Company converted 1,155,725 of its Series A Convertible Preferred Stock into 1,155,800 shares of common stock.

There were 100,000 and 45,716,385 shares of Series A Convertible Preferred Stock outstanding as of July 31, 2017 and October 31, 2016, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Series B Convertible Preferred Stock

On July 31, 2014, the Company’s Board of Directors approved the creation of a new Series B Convertible Preferred Stock and on October 14, 2014 a certificate of designation was filed with the state of Delaware designating 1,000,000 shares with a par value of $0.001, a stated value of $5.00 per share and convertible into the Company’s common stock at $0.05 per share. The Series B Convertible Preferred Stock will bear dividends at a rate of 10% per annum and shall accrue on the stated value of such shares of the Series B Preferred Stock. Dividends accrue whether or not they have been declared by the Board of Directors. At the election of the Company, it may satisfy its obligations hereunder to pay dividends on the Series B Convertible Preferred Stock by issuing shares of common stock to the holders of Series B Convertible Preferred Stock on a uniform and prorated basis. Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing the stated value by the conversion price then in effect. The conversion price for the Series B Convertible Preferred Stock is equal to $0.05 per share. Each holder of Series B Convertible Preferred Stock shall be entitled to the number of votes equal to two hundred (200) votes for each share of Series B Convertible Preferred Stock held. There were no Series B Convertible Preferred Stock outstanding as of July 31, 2017 and October 31, 2016.

Series C Convertible Preferred Stock

Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. Each share of our Series C Convertible Preferred Stock is convertible into the number of shares of common stock determined by dividing (i) the stated value ($5.00) by (ii) the conversion price then in effect ($0.05). For example, our Series C Convertible Preferred Stock contains voting rights which provide each share of Series C Convertible Preferred Stock with 100 votes for each shares of common stock into which the Series C Convertible Preferred Stock is convertible. Accordingly, our currently outstanding 160,000 shares of Series C Convertible Preferred Stock (which are convertible into 16,000,000 shares of common stock) are entitled to 1,600,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Convertible Preferred Stock having voting majority voting control of our corporation. There were 160,000 and 35,000 shares of Series C Convertible Preferred Stock outstanding as of July 31, 2017 and October 31, 2016, respectively.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9: NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Numerator for basic and diluted net loss per common share	$(160,287)	$(172,426)	$(1,266,717)	$(400,747)
Denominator for basic and diluted weighted average common shares	241,651,943	149,112,992	224,918,972	146,502,264
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and nine months ended July 31, 2017 and 2016 as we incurred a net loss for those periods. As of July 31, 2017, there were outstanding warrants to purchase 16,786,467 shares of the Company’s common stock and approximately 427,000,000 shares of the Company’s common stock are reserved for convertible notes which may dilute future earnings per share.

Note 10: Segment reporting

The Company has two reportable segments: Real Estate and Food Business. The Real Estate segment provides service in the form of video creation and production and website hosting (ReachFactor) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The Food Business segment is an international supplier of consumer food products, marketing its own brand primarily to supermarkets, hotels and other members of the wholesale trade. The Food Business commenced operations in January 2017.

The Company evaluates segment performance based on segment net income (loss). Costs excluded from segment net income (loss) and reported as “Other” consist of corporate general and administrative costs which are not allocable to the two reportable segments. Legal fee expense incurred for general corporate matters are considered a component of the Other segment. Legal fee expense specific to other segments’ activities has been allocated to those segments.

Management of the Company reviews assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the disclosure below.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following financial information represents the operating results of the reportable segments of the Company for the nine months ended July 31, 2017:

	Real Estate	Food Business	Other	Consolidated

Revenues	$299,982	$2,033,644	$-	$2,333,626
Cost of revenues	120,402	1,769,302	-	1,889,704
Gross Profit	179,580	264,342	-	443,922
Operating Expenses:
Salaries and benefits	141,123	834,283	-	975,406
Selling and promotions expense	5,494	965	-	6,459
General and administrative	91,769	420,361	150,000	662,130
Total Operating Expenses	238,386	1,150,987	150,000	1,643,995
Operating Loss	(58,806)	(886,645)	(150,000)	(1,200,073)
Other Expenses:
Interest expense	(760)	-	(97,603)	(98,363)
Loss on legal settlement of accounts payable	-	-	(23,716)	(23,716)
Total Other Expenses	(760)	-	(121,319)	(122,079)
Net Loss	$(59,566)	$(886,645)	$(271,319)	$(1,322,152)

NOTE 11: COMMITMENTS AND CONTINGENCIES

In December 2016, Monaker filed a lawsuit against us in Eleventh Circuit Federal Court seeking an injunction against our action to cancel 44,470,101 shares of Series A Convertible Preferred Stock and 10,359,892 shares of common stock which were issued to Monaker (see Note 8). On January 15, 2017, the court denied Monaker’s motion for a preliminary injunction.

On May 11, 2016, we filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker seeking collection of the balance owed to us, in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from Monaker (see Note 6). Currently, a trial date of May 2018 has been scheduled.

NOTE 12: SUBSEQUENT EVENTS

Effective August 9, 2017, the Company appointed Mark Lindsey to serve as Chief Financial Officer.

Effective August 11, 2017, the Board of Directors of the Company appointed Mr. Michael O’ Gorman, Mr. Thomas Butler Fore and Mr. Lalit Lal to serve as directors of the Board, effective immediately.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on February 10, 2017 are those that depend most heavily on these judgments and estimates. As of July 31, 2017, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

Three and Nine Months Ended July 31, 2017

Revenues

Revenues totaled $1,154,631 and $2,333,626 for the three and nine months ended July 31, 2017, respectively, compared to $226,625 and $759,963 for the comparable periods in 2016, respectively. The increase in revenues is attributable to sales from our food business which is new in 2017, partially offset by an ongoing decline in real estate operations.

Cost of Revenue

Cost of revenues totaled $855,481 and $1,889,704 for the three and nine months ended July 31, 2017, respectively, compared to $1,244 and $47,551 for the comparable periods in 2016, respectively. The increase in cost of revenue is attributable to our food business which is new in 2017, partially offset by an ongoing decline in real estate operations. Cost of revenues in 2016 represents engineering costs incurred for maintenance of our online networks for our real estate business.

Operating Expenses

Operating expenses, which include salaries and benefits, selling and promotions and general and administrative expenses totaled $460,339 and $1,643,995 for the three and nine months ended July 31, 2017, respectively, compared to $236,545 and $808,647 for the comparable periods in 2016, respectively. This increase was substantially due to increases in salaries and benefits and general and administrative expenses primarily related to our entry into the food business in January 2017.

Other Expense

Other expense totaled $9,745 and $122,079 for the three and nine months ended July 31, 2017, respectively, compared to $164,773 and $319,883 for the comparable periods in 2016, respectively primarily due to a decrease in interest expense.

Financial Condition, Liquidity and Capital Resources

We have historically financed our operations through proceeds from equity and debt financings and revenue derived from our operations. Our operations historically have not produced positive cash flows. As of July 31, 2017, the Company had $197,271 of cash and a working capital deficit of $911,132.

Our continued operations will primarily depend on our ability to raise additional capital from various sources including debt and equity financings, as well as revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

Operating, Investing and Financing Cash Flows

Net cash used in operating activities was $745,976 for the nine months ended July 31, 2017 compared to net cash used in operating activities of $241,117 for the comparable period in 2016.

We did not have any investing activities during the nine months ended July 31, 2017.

During the nine months ended July 31, 2017, we had $794,360 of net cash provided by financing activities which consisted of (i) $693,750 in proceeds from the issuance of convertible notes, (ii) $100,000 in proceeds from the sale of 100,000 shares of our Series C Convertible Preferred Stock and (iii) $610 in proceeds from the sale of 100,000 shares of Series A Convertible Preferred Stock. During the nine months ended July 31, 2016, we had $180,000 of net cash provided by financing activities consisting of $680,000 in proceeds from the sale of 13,600,000 shares of our common stock and related warrants, offset by the payoff of notes payable of $500,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of July 31, 2017.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited consolidated financial statements for the quarter ended July 31, 2017, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended July 31, 2017 are fairly stated, in all material respects, in accordance with GAAP.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 11, 2016, we filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker seeking collection of the balance owed to us, in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from Monaker. Currently, a trial date of May 2018 has been scheduled.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended July 31, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealBiz Media Group, Inc.

Date: September 19, 2017

	By:	/s/ Anshu Bhatnagar
Anshu Bhatnagar
President, Chief Executive Officer (Principal Executive Officer)

Date: September 19, 2017

By:	/s/ Mark Lindsey
Mark Lindsey
Chief Financial (Principal Financial Officer and Principal Accounting Officer)

