Form 10-K
period 2017-10-31
REALBIZ MEDIA GROUP, INC
filed 2018-03-26
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 001-34106

REALBIZ MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

9841 Washingtonian Blvd #390
Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 329-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

[  ] Yes [X] No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates was approximately $5.3 million as of April 28, 2017, when the last reported trading price was $0.022 per share.

As of March 16, 2018, 356,284,081 shares of common stock were outstanding.

Documents Incorporated by Reference:

None.

RealBiz Media Group, Inc.

Form 10-K

PART I

ITEM 1. BUSINESS

RealBiz Media Group, Inc., including all its subsidiaries, are collectively referred to herein as “RealBiz,” “RBIZ”, “the Company,” “us,” or “we”.

Overview

We were previously engaged in the business of providing digital media and marketing services for the real estate industry and generated revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). Previously, we were formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (RealBiz 360). The assets of these three divisions was used to create a new suite of real estate products and services that created stickiness through the utilization of video, social media and loyalty programs.

On October 27, 2017, we entered into a Contribution and Spin-off Agreement (the “Spin-Off Agreement”) with NestBuilder.com Corp., a Nevada corporation and newly formed digital real estate company (“NestBuilder”) pursuant to which we will spin-off our real estate division into NestBuilder. All stockholders of record at the time of the spin-off will receive an equivalent stock position in NestBuilder (the “Distribution”). The obligation of the Company and NestBuilder to consummate the Distribution was subject to the Securities and Exchange Commission (“SEC”) declaring NestBuilder’s Registration Statement on Form 10 effective, which Form 10 was declared effective by the SEC on February 20, 2018. Following the effective date of the Registration Statement on Form 10, the parties deemed it advisable and in the best interest of such parties to fix February 23, 2018 as the record date for the determination of stockholders entitled to receive the Distribution. The Distribution is currently scheduled to occur four weeks after the effective date of the Registration Statement on Form 10.

As of the date hereof, we, through our wholly-owned subsidiary, Verus Foods, Inc. (“Verus”) focus on international consumer packaged goods, foodstuff distribution and wholesale trade. Verus was incorporated in Nevada in January 2017 and is an international supplier of consumer food products. Verus markets products under its own brand primarily to supermarkets, hotels and other members of the wholesale trade. In 2018, Verus is pursuing a three-pronged development program through the addition of cold-storage facilities, product line expansion and new vertical farm-to-market operations. Verus’ initial focus in 2017 was on frozen foods, particularly meat, poultry, seafood, vegetables and french fries. Subsequently, in 2017, Verus added beverages as a second vertical. Verus has a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding Office of Foreign Assets Control (“OFAC”) restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait.

In January 2017, Verus received a contract valued at $78 million to supply beef to the GCC countries. In addition, Verus executed an agreement in August 2017 to become an exclusive distributor of Disney-branded juice products in the UAE and Oman. The first purchase order under the agreement was issued in December 2017.

Seasonality of Business

Verus is expected to have only modest seasonality due to the product mix, which will include many staples such as nuts, fruits, honey and meats. We expect our initial growth rates to mask any seasonality during our first years of operation. In the Middle East markets, we expect to see a spike in sales during the month of Ramadan.

Government Regulation

Verus is subject to U.S. Department of Agriculture (“USDA”) and other government regulations in the countries in which we operate.

In addition, doing business outside the United States requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act (“FCPA”) or the Bribery Act and export controls. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the Bribery Act extends beyond bribery of foreign public officials and also applies to transactions with private persons. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdictional reach, non-exemption of facilitation payments and, potentially, penalties.

Competition

Currently, Verus generates a majority of its revenue from food imports into the GCC countries of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. According to a report published in February 2017 by Alpen Capital, food imports into the GCC are expected to reach $53.1 billion by 2020. According to Global Islamic Economy Gateway,  imports account for about 78% of food consumed in the GCC.

The GCC has highly developed wholesale, grocery, and retail infrastructures that attract thousands of brands from around the world. According to A.T. Kearney, at the wholesale level, the region may be served by as many as 600 food distributors, some of which also conduct business in other parts of the Middle East and North Africa.  In the branded product space, key competitors include The Savola Group and Almarai which are based in Saudi Arabia; Americana Quality which is based in Kuwait; and Al Islami Foods which is based in the UAE, which currently ranks as the world’s largest Halal food vendor, with more than 100 frozen and specialty lines. Verus also competes with recognized international brands from multi-line companies such as Nestle and Mondelez International.

Verus believes that there are many food categories and niches in which it can successfully compete in this highly-fragmented market. Verus offers both Verus-branded products along with other brands, particularly from brands wanting to enter the GCC, but lacking the infrastructure or expertise to do so. In the latter category of brands wanting to enter the GCC, the number of companies seeking to sell their products through a partner such as Verus is significant.

In addition to the foregoing, management believes that Verus is one of the only U.S. based public companies operating in the region that can provide its own branded products and also act as a distributor for other brands across all of the major food sales categories. Management believes that a majority of the suppliers in this space are either non-U.S. based, private companies or are public entities with a narrow focus on their own brands. U.S. companies that supply food are the most highly respected in the GCC, due to their adherence to strict USDA standards, government oversight and reliability. As a result, U.S. affiliation and/or labeling are trusted in the GCC marketplace and American branding is highly desirable among consumers.

Employees

As of December 31, 2017, the Company had 6 full-time and 1 part-time employee in the Food Products segment and 3 full-time and 1 part-time employee in the Real Estate segment

Corporate History

Our principal offices are located at 9841 Washingtonian Blvd, Suite #390, Gaithersburg, MD, 20878, and our telephone number at that office is (301) 329-2700. Our website address is www.realbizmedia.com. The information contained on our website or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K.

We were incorporated in the state of Delaware under the name Webdigs, Inc on July 12, 2012. On October 9, 2012, we consummated a share exchange (the “Exchange Transaction”) with Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.), a Nevada corporation (“Monaker”) pursuant to which we received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”) in consideration for the issuance of 93 million shares of our newly designated Series A Convertible Preferred Stock to Monaker. Attaché owned approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). As a condition to the closing of the Exchange Transaction, on October 3, 2012, we changed our name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.”, by consummating a short-form parent-subsidiary merger in the State of Delaware.

In August 2015, we completed the restructuring of our management, financial reporting and operations from our former parent company, Monaker. The primary purpose of the restructuring was to eliminate unnecessary development expenses and unlock revenue opportunities by creating a unified technology platform.

On August 6, 2015, we issued an aggregate 35,000 shares of our Series C Convertible Preferred Stock to (i) Keith White, a member of the Company’s Board of Director at the time and (ii) a company controlled by the Company’s then Chairman, Don Monaco. Mr. Monaco received 20,000 shares of Series C Preferred Stock in consideration for the cancellation of $100,000 in indebtedness owed to him by the Company’s former parent company, Monaker. The debt was convertible into 2 million shares of the Company’s common stock. Mr. White received 15,000 shares of Series C Preferred Stock in exchange for 15,000 shares the Company’s Series B Preferred Stock held by Mr. White.

On October 27, 2017, we entered into the Spin-Off Agreement with NestBuilder pursuant to which we will spin-off our real estate division into NestBuilder. All stockholders of record at the time of the spin-off will receive the Distribution. The obligation of the Company and NestBuilder to consummate the Distribution was subject to the SEC declaring NestBuilder’s Registration Statement on Form 10 effective, which Form 10 was declared effective by the SEC on February 20, 2018. Following the effective date of the Registration Statement on Form 10, the parties deemed it advisable and in the best interest of such parties to fix February 23, 2018 as the record date for the determination of stockholders entitled to receive the Distribution. The Distribution is currently scheduled to occur four weeks after the effective date of the Registration Statement on Form 10.

ITEM 1A. RISK FACTORS

An investment in our common stock involves significant risks. Before deciding to invest in our common stock, you should carefully consider each of the following risk factors and all of the other information set forth in this document. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have no history of profitability.

We commenced operations in 2012 and to date have not generated any profit. As an early stage company, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business enterprise. We do not yet have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ended October 31, 2017 and there is significant risk to the survival of the enterprise.

There is substantial doubt about our ability to continue as a going concern.

We have had net losses of $1,278,209 and $906,725 for the years ended October 31, 2017 and 2016, respectively. Furthermore, we had a working capital deficit of $798,577 as of October 31, 2017. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses and/or obtain necessary financing. If we are unable to raise additional capital, we may be forced to curtail or cease operations.

We will require additional financing in the future to fund our operations.

We will need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Our indebtedness and liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.

Our existing indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. We may also experience the occurrence of events of default or breach of financial covenants. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions or covenants, a significant portion of our indebtedness may become immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments which may have a material adverse effect on our financial condition.

Our reliance on distributors and retailers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors and retailers strategically positioned to serve those areas. Most of our distributors and retailers sell and distribute competing products and our products may represent a small portion of their businesses. The success of this network will depend on the performance of the distributors and retailers. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other food companies who have greater resources than we do. To the extent that our distributors and retailers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and results of operations could be adversely affected. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

Our ability to maintain and expand our distribution network and attract additional distributors and retailers will depend on a number of factors, some of which are outside our control. Some of these factors include:

●	the level of demand for our brand and products in a particular distribution area;
●	our ability to price our products at levels competitive with those of competing products; and
●	our ability to deliver products in the quantity and at the time ordered by distributors and retailers.

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market which could have a material adverse effect on our results of operation or financial condition.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory, we might not be able to satisfy demand on a short-term basis. If we overestimate demand for our products, we may end up with too much inventory, resulting in higher storage costs and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our customers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results.

If we do not continually enhance our brand recognition, increase distribution of our products, attract new customers and introduce new products, either on a timely basis or at all, our business may suffer.

The food industry is subject to rapid and frequent changes in consumer demands. Because consumers in this industry are constantly seeking new products, our success relies heavily on our ability to continue to market new products. We may not be successful in introducing on a timely basis or marketing new products. If we are unable to commercialize new products, our revenue may not grow as expected, which would adversely affect our business, financial condition and results of operations.

Any damage to our brand or reputation could adversely affect our business, financial condition and results of operations.

We must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce our value and damage our business. For example, negative third-party reports regarding our products, whether accurate or not, may adversely impact consumer perceptions. In addition, if we are forced, or voluntarily elect, to recall certain products, the public perception of the quality of our food may be diminished. We may also be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding other aspects of our business, such as public health concerns, illness and safety. This negative publicity could adversely affect our brand and reputation as well as our revenue and profits.

We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products.

In order to remain competitive, we may need to increase our marketing and advertising spending in order to maintain and increase consumer awareness, protect and grow our existing market share or to promote new products, which could impact our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and participants in our industry are engaging with non-traditional media, including consumer outreach through social media and web-based channels. An increase in our marketing and advertising efforts may not maintain our current reputation, or lead to an increase in brand awareness.

We have no long-term contracts with our customers which require the purchase of a minimum amount of our products. The absence of long-term contracts could result in periods during which we must continue to pay costs and service indebtedness without current revenues or with reduced revenues.

Our customers do not provide us with firm, long-term volume purchase commitments. As a result of the absence of long-term contracts, we could have periods during which we have no or only limited orders for our products, but we will continue to have to pay our costs including costs to maintain our work force and service our indebtedness, without the benefit of current revenues or with reduced revenues. We cannot ensure that we will be able to timely find new customers to supplement periods where we experience no or limited purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for our products could have a material adverse effect on our net income, cause us to incur losses or result in violations of the debt covenants contained in our financing arrangements.

Severe weather conditions and natural disasters can affect manufacturing facilities and distribution activities, and negatively impact the operating results of our business.

Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes and tornadoes may curtail or prevent the manufacturing or distribution of our products which may have a material adverse effect on our results of operation or financial condition.

Our international operations expose us to regulatory, economic, political and social risks in the countries in which we operate.

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Moreover, consumers in different countries may have varying tastes, preferences and nutritional approaches. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

Doing business outside the United States requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act (“FCPA”) or the Bribery Act and export controls. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the Bribery Act extends beyond bribery of foreign public officials and also applies to transactions with private persons. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdictional reach, non-exemption of facilitation payments and, potentially, penalties. Our continued expansion outside the United States and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA or Bribery Act violations in the future. Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions and asset seizures as well as criminal fines and imprisonment.

Disruptions in the worldwide economy may adversely affect our business, financial condition and results of operations.

Adverse and uncertain economic conditions may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, distributors, retailers and consumers may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, making it more difficult to sell our premium products. During economic downturns, it may be more difficult to convince consumers to switch to or continue to use our brand or convince new consumers to choose our brand without price promotions. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Price increases may not be sufficient to cover increased costs, or may result in declines in sales volume due to pricing elasticity in the marketplace.

We expect to pass along to customers some or all cost increases in packaging materials and other inputs through increases in the selling prices of, or decreases in the packaging sizes of, some of our products. Higher product prices or smaller packaging sizes may result in reductions in sales volume. To the extent the price increases or packaging size decreases are not sufficient to offset increased packaging materials and other input costs, and/or if they result in significant decreases in sales volume, our business results and financial condition may be adversely affected.

We operate in a highly competitive industry.

We operate in the highly competitive food industry and experience competition in all of our categories. The principal areas of competition are brand recognition, taste, quality, price, advertising/promotion, convenience and service. A number of our primary competitors are larger than us and have substantial financial, marketing and other resources. In addition, reduced barriers to entry and easier access to funding are creating new competition. A strong competitive response from one or more of these competitors to our marketplace efforts, or a continued shift towards store brand offerings, could result in us reducing prices, increasing marketing or other expenditures, and/or losing market share.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In particular, as we grow, we need to make sure that our information technology systems are upgraded and integrated throughout our business and able to generate reports sufficient for management to run our business. In addition, our information technology systems may be vulnerable to damage, interruption or security breaches from circumstances beyond our control, including fire, natural disasters, system failures, cyber-attacks, corporate espionage, and viruses. Any such damage, interruption or security breach could have a material adverse effect on our business.

We may be subject to significant liability should the consumption of any food product manufactured or marketed by us cause injury, illness or death. Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could materially adversely affect our operating results.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of bacterial contamination, foreign objects, substances, chemicals, other agents or residues introduced during production processes. Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could materially adversely affect our reputation with existing and potential customers and consumers on a permanent basis and our corporate image and operating results.

Our food products may also experience product tampering, contamination or spoilage or be mislabeled or otherwise damaged. Under certain circumstances a product recall could be initiated, leading to a material adverse effect on our reputation, operations and operating results. Recalls may be required to avoid seizures or civil or criminal litigation or due to market demands. Even if such a situation does not necessitate a recall, product liability claims could be asserted against us. A product liability judgment or a product recall involving us could have a material adverse effect on our business, financial condition, results of operations or liquidity and could impair the perception of our brands for an extended period of time.

We are dependent on our third-party manufacturers for compliance with sound and lawful production of many of our products. Even if we have insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations, which could have a material adverse effect on our performance. A significant judgment could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation, which could materially adversely affect our results.

The food industry has been subject to a growing number of claims, including class action lawsuits based on the nutritional content of food products as well as disclosure and advertising practices. In the future we may face these types of claims and proceedings and, even if we are successful in defending these claims, publicity about these matters may harm our reputation and adversely affect our results. In addition, suits against our competitors can harm our business. These types of class action lawsuits can also make it more difficult for us to market our products, by restricting our ability to differentiate our products from other products on the market.

Outbreaks of disease among livestock and poultry flocks could harm the Company’s revenues and operating margins.

As a supplier of meat products, we are subject to risks associated with the outbreak of disease in beef livestock and poultry flocks, including, but not limited to, avian influenza and bovine spongiform encephalopathy. The outbreak of disease could adversely affect our supply of raw materials, increase the cost of production and reduce operating margins. Additionally, the outbreak of disease may hinder our ability to market and sell products which could have a material adverse effect on our results of operations and financial condition.

We are dependent upon key personnel whose loss may adversely impact our business.

Our success materially depends upon the expertise, experience and continued service of our management and other key personnel, including but not limited to, our current Chief Executive Officer, Anshu Bhatnagar. If we lose the services of Anshu Bhatnagar or any of other member of management, our business would be materially and adversely affected. We do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

Our future success also depends upon our ability to attract and retain highly qualified management personnel and other employees. Any difficulties in obtaining, retaining and training qualified employees could have a material adverse effect on our results of operation or financial condition. The process of identifying such personnel with the combination of skills and attributes required to carry out our business plan is often lengthy. Any difficulties in obtaining and retaining qualified managers and employees could have a material adverse effect on our results of operation or financial condition.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

In connection with the audit of our consolidated financial statements as of and for the year ended October 31, 2017, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, we identified a material weakness relating to the lack of segregation of duties due to the small size of the Company’s accounting staff. We need to take measures to fully mitigate such issue; provided, however, the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Certain provisions of the Delaware General Corporation Law (“DGCL”), our Certificate of Incorporation, and our Bylaws may have anti-takeover effects which may make an acquisition of our Company by another company more difficult.

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

Our Bylaws provide that special meetings of stockholders may be called only by our board. Stockholders are not permitted to call a special meeting of stockholders, to require that the Board call such a special meeting, or to require that the Board request the calling of a special meeting of stockholders.

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

The total number of shares of all classes of stock that the Company has the authority to issue is 1,625,000,000 shares consisting of: (i) 1,500,000,000 shares of common stock, par value $0.001, of which 356,284,081 shares are issued and outstanding as of March 16, 2018 and (ii) 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred Stock, of which 44,570,101 are outstanding as of March 16, 2018 (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, none of which are outstanding as of March 16, 2018 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 160,000 shares are outstanding as of March 16, 2018.

Pursuant to authority granted by our Certificate of Incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the holders of shares of our common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company. For example, our Series C Convertible Preferred contain voting rights which provide each share of Series C Convertible Preferred Stock with 10,000 votes. Accordingly, 160,000 shares of Series C Convertible Preferred Stock outstanding as of October 31, 2017 are entitled to 1,600,000,000 votes on any matter presented for a vote to our common stockholders. This has resulted in the holders of our Series C Convertible Preferred Stock having voting majority voting control of the Company.

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is quoted on the OTCQB, an inter-dealer automated quotation system for equity securities. During the three months ended October 31, 2017, the average daily trading volume of our common stock was approximately 502,000 shares. As of October 31, 2017, we had 445 record holders of our common stock (not including an indeterminate number of stockholders whose shares are held by brokers in “street name”). There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We are an “emerging growth company” within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an “emerging growth company”, as defined in the Jumpstart our Business Startups Act (the “JOBS Act”), we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are no longer an “emerging growth company”. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and (4) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act (i.e., the first day of the fiscal year after we have (a) more than $700,000,000 in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, and (b) been public for at least 12 months).

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock or warrants less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If we fail to remain current in our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Securities traded on the OTCQB must be registered with the SEC and the issuer must be current with its filings pursuant to Section 13 or 15(d) of the Exchange Act in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCQB which may have an adverse material effect on our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

On April 11, 2017, we entered into a sublease pursuant to which we lease offices at 9841 Washingtonian Blvd #390, Gaithersburg, MD 20878. We currently lease our office which consists of 2,798 square feet for $6,995 per month. Each year, our rent will increase by 3% such that: (i) from April 1, 2018 until March 2019, we will pay $7,204.85 per month; (ii) from April 1, 2019 until March 2020, we will pay $7,421 per month; (iii) from April 1, 2020 until March 2021, we will pay $7,643.63 per month; and (iv) from April 1, 2021 until December 31, 2021, we will pay $7,872.93 per month. The term of the lease shall expire on December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

On May 11, 2016, we filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker seeking collection of the balance owed to us, in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from. On December 22, 2017, we entered into a settlement agreement (the “Settlement Agreement”) pursuant to which Monaker paid NestBuilder funds as part of the settlement, and we filed a Joint Stipulation of Dismissal with Prejudice with respect to the lawsuit.

In December 2016, Monaker filed a lawsuit against us in Eleventh Circuit Federal Court seeking an injunction against our action to cancel 44,470,101 shares of Series A Preferred Stock and 10,359,890 shares of common stock which were issued to Monaker. Additionally, Monaker sought to reverse the cancellation of these shares in its entirety. On January 15, 2017, the Court denied Monaker’s motion for a preliminary injunction. Pursuant to the terms of the Settlement Agreement, we agreed to issue Monaker 44,470,101 shares of Series A Preferred Stock and 10,359,890 shares of common stock and we filed a Joint Stipulation of Dismissal with Prejudice with respect to the lawsuit.

On April 5, 2017, Alex Aliksanyan filed a lawsuit against us in the Circuit Court of Maryland seeking injunctive relief compelling the spin-off of assets in the former Real Estate Division. A trial was held on August 30, 2017, after which the Court ordered us to proceed with the spin-off and denied other claims. On October 27, 2017, we announced the execution of a Contribution and Spin-off Agreement to spin-off our real estate division into NestBuilder.com Corp., a separate public company. The judgment has been satisfied and the matter was dismissed on February 13, 2018.

In addition to the matter presented above, in the ordinary course of business, we may from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters may have a material adverse effect upon our financial condition and/or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock is listed on the OTCQB under the symbol “RBIZ”. The following table shows our high and low closing prices of our common stock at the end of each quarter for the fiscal years 2017 and 2016.

Period	High Price	Low Price
Fiscal Year Ended October 31, 2017
First Quarter	$0.1400	$0.0042
Second Quarter	$0.0450	$0.0188
Third Quarter	$0.0350	$0.0123
Fourth Quarter	$0.0351	$0.0105

Fiscal Year Ended October 31, 2016
First Quarter	$0.0655	$0.0111
Second Quarter	$0.0347	$0.0290
Third Quarter	$0.0240	$0.0060
Fourth Quarter	$0.0258	$0.0008

Our closing stock price on March 16, 2018 was $0.0050 and we had approximately 448 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. Instead, we intend to use any earnings for future acquisitions and expanding our business.

Securities Authorized for Issuance under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)(2)	—	$10.00	33,160,000
Total	—	$10.00	33,160,000

(1)	2015 Stock Incentive Plan. On July 24, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan. The purpose of our 2015 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth, and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 33,520,000 shares, subject to adjustment. Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our Board of Directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the Board of Directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board of Directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation, or development of the company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan. Our Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 33,520,000 shares, and as of October 31, 2017, we have issued 360,000 shares under the plan, and there are no options outstanding under this plan.

(2)	See Note 10 to the consolidated financial statements for more information on restricted stock grants.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Report on Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Form 10-K. To the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements and thus you should not unduly rely on these statements.

General Overview

In 2017, we decided to strategically pivot our business model and took up an opportunity to enter the global food business. We also decided that the real estate business model, including the upcoming product launch, would best be served in a separate public company.

In conjunction with these actions, on January 2, 2017, we underwent a management restructuring. We appointed Anshu Bhatnagar as our Chief Executive Officer and will depend on his expertise to develop operations in the food industry. In addition, we have entered into a Spin-off Agreement pursuant to which we intend to spin-off our current real estate business into a separate company that will be managed by our former Chief Executive Officer, Alex O. Aliksanyan. We believe this move will be of great value to our shareholders as we venture into a thriving business sector.

Verus, a Nevada corporation, and our wholly owned subsidiary, is an international supplier of consumer food products. Verus markets food products under its own brand primarily to supermarkets, hotels, and other members of the wholesale trade. In 2018, the Company plans to pursue a three-pronged development program through the addition of cold-storage facilities, product line expansion, and new vertical farm-to-market operations. Verus’ initial focus is on frozen foods, particularly meat, poultry, seafood, vegetables, and French fries. Verus has a significant regional presence in MENA and sub-Saharan Africa (excluding OFAC-restricted nations), with deep roots in the GCC countries.

On October 27, 2017, we entered into Spin-Off Agreement with NestBuilder pursuant to which we will spin-off our real estate division into NestBuilder. All stockholders of record at the time of the spin-off will receive the Distribution. The obligation of the Company and NestBuilder to consummate the Distribution was subject to the SEC declaring NestBuilder’s Registration Statement on Form 10 effective, which Form 10 was declared effective by the SEC on February 20, 2018. Following the effective date of the Registration Statement on Form 10, the parties deemed it advisable and in the best interest of such parties to fix February 23, 2018 as the record date for the determination of stockholders entitled to receive the Distribution. The Distribution is currently scheduled to occur four weeks after the effective date of the Registration Statement on Form 10.

Results of Operations

Revenues

Total revenues increased $2,405,745 or 277% for the year ended October 31, 2017 to $3,274,273 compared to $868,258 for the year ended October 31, 2016.

The Real Estate segment revenues decreased $482,349, or a 55% decrease from prior year. The decrease in Real Estate segment revenues is the result of a wind-down of the Real Estate operations in preparation for a spin-off of the segment.

The Food Products segment revenues increased $2,888,094, or a 100% increase from prior year. The increase is a result of the addition of the Food Products segment in January 2017.

Cost of Revenues

Cost of revenues totaled $2,655,920 for year ended October 31, 2017, compared to $207,081 for the year ended October 31, 2016, representing an increase of $2,448,839.

The Real Estate segment cost of revenues decreased $61,782, or a 30% decrease from prior year. The decrease in Real Estate segment cost of revenues is the result of a wind-down of the Real Estate operations in preparation for a spin-off of the segment. For the Real Estate segment, cost of revenues consists primarily of engineering costs incurred in connection with maintenance of our online networks.

The Food Products segment cost of revenues increased $2,510,621, or a 100% increase from prior year. The increase is a result of the addition of the Food Products segment in January 2017.

Operating Expenses

Our operating expenses, include salaries and benefits, selling and promotion, amortization and depreciation, legal expenses and general and administrative expenses, increased 67% to $1,896,901 for the year ended October 31, 2017, compared to $1,133,139 for the year ended October 31, 2016, an increase of $763,762. The increase was substantially due to increased salaries and benefits, legal expenses and general and administrative expenses as a result of the addition of the Food Products segment in January 2017.

Other Income (Expenses)

Our other expenses, net, improved by $435,371 for the year ended October 31, 2017 as compared to the prior year. The improvement in 2017 was primarily driven by a $506,045 decrease in interest expense in 2017 compared to 2016 as a result of the conversions of debt to equity in 2017 and 2016.

Net Loss

We had a net loss of $1,278,209 for the year ended October 31, 2017, compared to a net loss of $906,725 for the year ended October 31, 2016, an increase of $371,484. The net loss was primarily driven by losses in the Food Products segment as this business was being developed.

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2017, we had $280,111 of cash on-hand, an increase of $131,224 from $148,887 as of October 31, 2016.

Net cash used in operating activities was $949,333 for the year ended October 31, 2017, an increase of $607,485 from $341,848 used during the year ended October 31, 2016. This increase was primarily due to an increased net loss for the year ended October 31, 2017 as a result of the increased operating costs associated with the addition of the Food Products segment in January 2017.

Net cash provided by financing activities increased by $910,860 to $1,090,860 for the year ended October 31, 2017, compared to $180,000 for the year ended October 31, 2016.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have identified the policies below as critical to our understanding of the results of our business operations. We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 — “Summary of Significant Accounting Policies” included in the “Notes to Consolidated Financial Statements”.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2017 and 2016 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2017 and 2016.

Share-Based Compensation. The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the years ended October 31, 2017 and 2016 includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $0 as of October 31, 2017 and 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2017 to determine whether the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the reports that filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of October 31, 2017. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which should enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our audited consolidated financial statements for the year ended October 31, 2017, included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated audited financial statements for the year ended October 31, 2017 are fairly stated, in all material respects, in accordance with GAAP.

Management’s Annual Report On Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over our financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of October 31, 2017, our internal control over financial reporting was not effective. Detailed support for certain transactions were not maintained. The Company intends to appoint a full-time Chief Financial Officer and believes that this addition will allow the Company to take steps to remedy the weakness in our internal control over financial reporting.

As an “emerging growth company” as defined in the JOBS Act, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Accordingly, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, and management’s report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Other Key Employees

Name	Age	Position(s)

Anshu Bhatnagar	44	Chief Executive Officer and Chairman

Michael O’Gorman	62	Director

Thomas Butler Fore	51	Director

Biographies for the members of our Board of Directors and our management team are set forth below:

Anshu Bhatnagar – Chief Executive Officer and Chairman

Anshu Bhatnagar has served as our Chief Executive Officer and Chairman of the Board since January 2, 2017. In addition, Mr. Bhatnagar is a food distribution veteran and previously was the Chief Executive Officer of American Agro Group, an international trading and distribution company that specialized in exporting agricultural commodities and food products from 2012 to 2016. Mr. Bhatnagar was also a Managing Member of Blue Capital Group, a real estate oriented multi-family office focused on acquiring, developing, and managing commercial real estate as well as investing in operating businesses from 2008 to 2016. He has also owned, operated and sold other successful businesses in technology, construction and waste management. The Board believes Mr. Bhatnagar is qualified to serve as a member of the Board because of his extensive business experience.

Michael O’Gorman – Director

Michael O’Gorman has served as a member of our Board since August 11, 2017. Mr. O’Gorman has over 35 years of successful food brokerage, food manufacturing, project management, finance and legal experience in the international arena. Since 1982, Mr. O’Gorman has also served as Chairman and Chief Executive Officer of Crassus Group of companies, includes entities whose subsidiaries specialize in sourcing and marketing all natural, healthy food and consumer products. In addition, from 1976 to 1979 he served as Chief of Staff in both the House of Representatives and U.S. Senate. He has firsthand experience with agriculture since he has owned and operated a 252-acre farm where he raised both crops and Black Angus cattle. Mr. O’Gorman has spent a number of years working at major international law firms as well serving as a Member of the Corporate Law Department, Director of Litigation Support Group of Peabody International Corporation, Fortune 100 NYSE from 1979 to 1986. Mr. O’Gorman received his JD with a concentration in international law from the University of Connecticut, MBA in international finance from Fairleigh Dickinson University and BS in organic chemistry from St. Peters College. The Board believes Mr. O’Gorman is qualified to serve as a member of the Board because of his experience in agriculture and the food industry.

Thomas Butler Fore – Director

Thomas Butler Fore has served as a member of our Board since August 11, 2017. Mr. Fore is a multi-faceted entrepreneur and executive with experience in numerous categories of business, including real estate, media, personal care products and fashion. He has served as Chief Executive Officer of Sora Development, an award winning real estate development firm focused on large mixed-use projects with a specialty in public-private partnerships since 2007. In addition, from 2012 he served as Chief Executive Officer of Tiderock Media, a film production company and in 2014 he founded Digital2go Media Networks where he also served as a member of its board. Mr. Fore is also involved as an advisor and partner in numerous other enterprises in media, real estate and consumer products. Mr. Fore received his BA from Towson University. The Board believes Mr. Fore is qualified to serve as a member of the Board because of his background and experience in the industry.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities, or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation, or nominating committee. The Board acts in place of such committees. The Company currently does not have an audit committee expert; however, the Company intends to engage someone with the qualifications required to serve as an audit committee expert.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. The Board has determined that each of Michael O’Gorman and Thomas Butler Fore are “independent” in accordance with such definition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2017, all of the Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except Michael O’Gorman, Lalit Lal and Thomas B. Fore failed to timely file their Form 3s.

Code of Ethics

The Company has not yet adopted a Code of Ethics which is applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or its directors or employees; however, the Company intends to adopt a Code of Ethics as soon as practicable.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the current and former Chief Executive Officer and Chief Financial Officer who are the individuals with salaries in excess of $100,000.

Summary Compensation Table
Name and Position	Year	Salary		Bonus	Award		All Other Compensation	Total ($)
Anshu Bhatnagar	2017	$175,000		—	—		—	175,000
Chief Executive Officer and Director	2016	—		—	—		—	—

Alex Aliksanyan	2017	$56,716	(1)	—	13,699,350	(5)	—	138,912
Former Chief Executive Officer – Real Estate Division (August 10, 2015-January 2, 2017), CIO and COO (February 20, 2015-January 2, 2017)	2016	$90,000	(1)	—	800,000	(2)	—	890,000

Thomas Grbelja	2017	$35,500	(3)	—	6,309,596	(5)	—	73,358
Former Chief Financial Officer, and Former Director (2)	2016	$64,500	(3)	—	30,000	(4)	—	94,500

(1)	Based on an annual base salary of $120,000.

(2)

Mr. Aliksanyan was granted 800,000 shares of common stock valued at $0.10 per share, which shares were to be issued on a quarterly basis with 200,000 shares issued on each of May 31, 2016, August 31, 2016, November 30, 2016, and February 28, 2016. During the fiscal year ended October 31, 2017, 400,000 of Mr. Aliksanyan’s 800,000 stock granted vested.  Mr. Aliksanyan also received 350,000 shares of common stock as of July 31, 2016, valued at $0.10 in consideration of achieving certain milestones under his employment agreement. In addition, Mr. Aliksanyan was granted 2,400,000 shares in September 2016 valued at $0.05 per share for his services as Chief Executive Officer of the Company.

(3)	Based on an annual base salary of $70,000

(4)

Mr. Grbelja was granted 300,000 shares of common stock valued at $0.10 per share, which shares were to be issued on a quarterly basis with 75,000 shares issued on September 23, 2016, December 23, 2016, March 23, 2016 and June 23, 2016. During the fiscal year ended October 31, 2017, 75,000 of Mr. Grbelja’s 300,000 stock granted vested.

(5)	Based upon $0.006 per share.

Employment Agreements with Executives and Key Personnel

Anshu Bhatnagar Employment Agreement

On January 31, 2017, the Company entered into an employment agreement with Anshu Bhatnagar (the “Bhatnagar Employment Agreement”), effective as of January 2, 2017. Pursuant to the terms of the Bhatnagar Employment Agreement, Mr. Bhatnagar will serve as Chief Executive Officer of the Company and a member of the Company’s Board of Directors (the “Board”) for a term which shall expire on December 31, 2021; provided, however, that the Bhatnagar Employment Agreement may be renewed thereafter upon written notice by the Company and Mr. Bhatnagar. Pursuant to the Bhatnagar Employment Agreement, the Company shall pay Mr. Bhatnagar (i) an annual base salary of $175,000, (ii) an annual discretionary bonus, as determined by the Board and (iii) warrants (the “Warrants”) to purchase 37,500 shares of the Company’s common stock at an exercise price equal to $240 per share. Mr. Bhatnagar may exercise the Warrants until such time as he owns 20% of the Company’s then issued and outstanding shares of common stock.

In addition to the foregoing, commencing January 1, 2018, Mr. Bhatnagar shall receive warrants to acquire up to 3% of the Company’s issued and outstanding common stock at the beginning of each calendar year thereafter.

Potential Payments upon Termination

We have entered into an agreement that require us to make payments and/or provide benefits to Mr. Bhatnagar in the event of a termination of employment. The following summarizes the potential payments to Mr. Bhatnagar.

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

Thomas Grbelja, Chief Financial Officer-Real Estate and Director

If Thomas Grbelja’s employment agreement (the “Employment Agreement”) is terminated, Mr. Grbelja will be entitled to receive his accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if Mr. Grbelja’s employment is terminated (i) by the Company other than For Cause (as defined in the Employment Agreement) or (ii) by Mr. Grbelja For Good Reason (as defined in the Employment Agreement) then, in addition to paying the Accrued Obligations, the vesting of any shares of stock held in escrow or subject to a vesting schedule shall be accelerated and the shares shall be released to Mr. Grbelja. In the event of a termination by the Company other than For Cause (as defined in the Employment Agreement), disability or death occurs within six months of the date of the Employment Agreement, Mr. Grbelja may elect, at his sole discretion, to initiate and “unwind” event as described above. Mr. Grbelja resigned as Chief Financial Officer on January 2, 2017.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of October 31, 2017.

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

Accordingly, our non-employee directors received no compensation in the fiscal year ended October 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 16, 2018, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 16, 2018, we had 356,284,081 shares of common stock outstanding.

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

Amount and Nature of Beneficial Ownership
Name and Address (2)	Common Stock Ownership	Percentage of Common Stock Ownership(3)	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock Ownership(3)	Series C Preferred Stock Ownership	Percentage of Series C Preferred Stock Ownership(3)	Percentage of Total Voting Power(4)
5% Stockholders:
Donald P. Monaco Investment Partners II LP (5)	9,587,302	2.69%	-	0%	20,000	12.5%	11.4%

Alex Aliksanyan	14,699,350	4.13%	-	0%	-	0%	*

Brian Swift	6,056,296	1.70%	-	0%	25,000	15.6%	13.07%

Keith White	200,000	*	-	0%	15,000	9.4%	7.67%

Roy Rogers	25,115,163	7.05%	-	0%	-	0%	1.28%

Howard Miller	13,051,391	3.66%	-	0%	-	0%	*

Monaker Group, Inc. (6)	10,559,890	2.96%	44,470,101	99.78%	-	0%	*

Officers and Directors:
Anshu Bhatnagar	-	0%	100,000	*	100,000	62.5%	51.06%

Michael O’Gorma	-	0%	-	0%	-	0%	0%

Thomas Butler Fore	-	0%	-	0%	-	0%	0%

All Officers and Directors as a Group (3 Persons)	0	0%	100,000	100%	100,000	62.5%	51.06%

* Less than one percent.

(1)	This tabular information is intended to conform to Rule 13d-3 promulgated under the Exchange Act relating to the determination of beneficial ownership of securities. Unless otherwise indicated, the tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)	Unless otherwise indicated, the address of the stockholder is c/o RealBiz Media Group, Inc., 9841 Washingtonian Blvd #390, Gaithersburg, MD 20878.

(3)

Based on 356,284,081 shares of common stock, 44,570,101 shares of Series A Convertible Preferred Stock and 160,000 Series C Convertible Preferred Stock shares issued and outstanding as of March 16, 2018.

(4)

Percentage of total voting power is based on 1,843,759,200 votes and includes voting rights attached to all shares of common stock outstanding and all shares of preferred stock outstanding that are convertible in to shares of the Company’s common stock. Holders of our common stock are entitled to one vote per share, holders of our Series A Convertible Preferred Stock are entitled to 0.05 votes per share and holders of our Series C Preferred Stock are entitled to 10,000 votes per share.

(5)	Donald P. Monaco is the Managing General Partner of Monaco Investment Partners II, L.P. and in such capacity has voting and dispositive power over the securities held by such entity.

(6)	William Kerby is the Chief Executive Officer of Monaker Group, Inc, and in such capacity has voting and dispositive power over the securities held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Related-Party Transaction Policy

Our Board of Directors has no formal written policy regarding transactions with related persons, but we do plan to abide by conflict-of-interest statutes under Delaware law and approve any related-party transactions by a majority of disinterested directors. In general, applicable law states that any director proposing to enter into a related-party transaction must disclose to our Board of Directors the proposed transaction and all material facts with respect thereto. In reviewing such a proposed transaction, our Board of Directors expects to consider all relevant facts and circumstances, including (1) the commercial reasonableness of the terms, (2) the benefit and perceived benefits, or lack thereof, to us, (3) the opportunity costs of alternate transactions, (4) the materiality and character of the related party’s interest, and (5) the actual or apparent conflict of interest of the related party. We expect to apply this analysis with respect to related party transactions that may involve our officers or greater than 5% stockholders.

We do expect to adopt a formal written policy respecting related-party transactions in which our directors, officers and greater than 5% stockholders may engage, consistent with Sarbanes-Oxley related internal control requirements and best practices.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for audits of the consolidated financial statements for the fiscal years indicated:

	2017	2016
Audit fees	$30,000	$30,000
Audit related fees	15,000	15,000
Tax fees	-	3,000
All other fees	-	-
Total	$45,000	$48,000

Audit Fees. The fees identified under this caption were for professional services rendered by our independent public registered accounting firm for fiscal years 2017 and 2016 in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for the years identified. The Company’s independent registered public accounting firm was D’Arelli Pruzansky, P.A. (“D’Arelli”) for fiscal year 2016 and the first quarter of fiscal year 2017. Effective May 26, 2017, D’Arelli merged with Assurance Dimensions, Inc. (“Assurance”). As a result, D’Arelli resigned as the Company’s independent registered public accounting firm and Assurance was engaged by the Company.

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

Approval Policy. Our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2017 and 2016 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)

3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)

3.4	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)

3.5	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)

3.6	Certificate of Designations for Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed on September 23, 2013)

3.7	Amendment to the Certificate of Designations for Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.7 of Form 10-K filed on February 13, 2015)

3.8	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)

3.9	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)

3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)

3.11*	Amendment to Amended and Restated Certificate of Incorporation dated October 2007

3.12*	Amendment to Amended and Restated Certificate of Incorporation dated May 2012

3.13	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)

4.1+	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Form S-8 filed on August 7, 2015)

10.1	Asset Purchase Agreement with ReachFactor (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 30, 2014)

10.2	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 3, 2015)

10.3+	Employment Agreement with Anshu Bhatnagar (Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on January 31, 2017)

10.4	Securities Purchase Agreement by and between the Company and Auctus Fund, LLC (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 2, 2017)

10.5	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 2, 2017)

10.6	Securities Purchase Agreement by and between the Company and EMA Financial, LLC dated June 22, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 26, 2017)

10.7	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 26, 2017)

10.8	Securities Purchase Agreement by and between the Company and Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 1, 2017)

10.9	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 1, 2017)

10.10	Contribution and Spin-off Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017)

10.11	Securities Purchase Agreement by and between the Company and Crossover Capital Fund I, LLC (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 3, 2017)

10.12	Form of Convertible Promissory Note in favor of Crossover Capital Fund I, LLC (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on November 3, 2017)

10.13	Securities Purchase Agreement by and between the Company and Crossover Capital Fund II, LLC (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 3, 2017)

10.14	Form of Convertible Promissory Note in favor of Crossover Capital Fund II, LLC (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on November 3, 2017)

10.15	Form of Securities Purchase Agreement by and between the Company and EMA Financial, LLC (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on January 4, 2018)

10.16	Form of Convertible Promissory Note in favor of EMA Financial, LLC (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on January 4, 2018)

10.17	Form of Note issued to Donald P. Monaco, as Trustee of the Donald P. Monaco Insurance Trust on January 26, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2018)

10.18*	Sublease between the Company and Buchanan Partners, LLC dated April 11, 2017

10.19*	8% Convertible Redeemable Note issued to GS Capital Partners, LLC on June 15, 2017

10.20*	Convertible Promissory Note issued to Crossover Capital Fund I, LLC on October 24, 2017

10.21*	Convertible Promissory Note issued to Crossover Capital Fund II, LLC on October 24, 2017

10.22*	8% Convertible Note issued to EMA Financial, LLC on December 21, 2017

10.23*	Convertible Promissory Note issued to Power Up Lending Group Ltd. on December 28, 2017

10.24*	8% Convertible Promissory Note issued to JSJ Investments Inc. on August 2, 2017

10.25#*	Sales Contract by and between Verus Foods, Inc. and Gulf ARGO Trading, LLC dated December 26, 2016

10.26#*	Exclusive Distribution Agreement by and between Verus Foods Inc. and Padrone General Trading LLC dated August 18, 2017

10.27*	First Amendment to Contribution and Spin-Off Agreement dated January 29, 2018

16.1	Letter from D’Arelli Pruzansky, P.A. (Incorporated by reference to Exhibit 16.1 on Form 8-K filed on June 6, 2017)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document

+ Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

* Filed herewith.

** Furnished herewith.

# Confidential treatment is being requested for portions of this exhibit. These portions have been omitted from the annual report and are being filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Realbiz Media Group, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
March 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Anshu Bhatnagar	Chief Executive Officer and Chairman of the Board	March 26, 2018
Anshu Bhatnagar	(Principal Executive, Financial and Accounting Officer)

/s/ Michael O’Gorman	Director	March 26, 2018
Michael O’Gorman

/s/ Thomas Butler Fore	Director	March 26, 2018
Thomas Butler Fore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RealBiz Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RealBiz Media Group, Inc. as of October 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended October 31, 2017 and 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended October 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a Net Loss of approximately $1,300,000 for the year ended of October 31, 2017 and a working capital deficit of approximately $799,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

Certified Public Accountants

We have served as the Company’s auditor since 2017.

Coconut Creek, Florida

March 26, 2018

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	October 31,
	2017	2016

Assets
Current Assets
Cash	$280,111	$148,887
Accounts receivable, net of allowance for doubtful accounts	822,312	26,474
Inventory	341,188	-
Prepaid expenses	3,300	3,300
Other assets	16,621	-
Total current assets	1,463,532	178,661
Total Current Assets
Property and equipment, net	-	10,311
Total Assets	$1,463,532	$188,972

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,253,558	$758,293
Due to officer	33,301	-
Deferred revenue	-	17,250
Convertible notes payable, net of discount of $15,000 and $85,319, respectively	975,250	1,044,681
Loans payable	-	170,000
Total Current Liabilities	2,262,109	1,990,224

Commitments and Contingencies (See Note 12)

Stockholders’ Deficit
Series A Convertible Preferred Stock, $0.001 par value; 120,000,000 authorized and 100,000 and 45,716,385 shares issued and outstanding as of October 31, 2017 and 2016, respectively	100	45,716

Series B Convertible Preferred Stock, $0.001 par value; 1,000,000 authorized and 0 shares issued and outstanding as of October 31, 2017 and 2016, respectively	-	-

Series C Convertible Preferred Stock, $0.001 par value; 1,000,000 authorized and 160,000 and 35,000 shares issued and outstanding as of October 31, 2017 and 2016, respectively	160	35

Common stock, $0.001 par value; 1,000,000,000 shares authorized; 249,369,810 and 155,521,500 shares issued and outstanding as of October 31, 2017 and 2016, respectively	249,370	155,522

Additional paid-in-capital	22,409,041	19,939,518
Accumulated other comprehensive loss	(53,285)	(63,588)
Accumulated deficit	(23,403,963)	(21,878,455)
Total Stockholders’ Deficit	(798,577)	(1,801,252)
Total Liabilities and Stockholders’ Deficit	$1,463,532	$188,972

The accompanying notes are an integral part of these consolidated financial statements

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	October 31,
	2017	2016

Revenues
Real estate	$386,179	$868,528
Food products	2,888,094	—
Total Revenues	3,274,273	868,528
Cost of Revenues
Cost of Revenues – Real estate	145,299	207,081
Cost of Revenues – Food products	2,510,621	-
Total Cost of Revenues	2,655,920	207,981

Gross Profit	618,353	661,447

Operating Expenses
Salaries and benefits	1,117,728	561,766
Selling and promotions expense	3,866	9,305
Depreciation and amortization expense	10,311	24,436
General and administrative	764,995	537,632
Total Operating Expenses	1,896,901	1,133,139

Operating Loss	(1,278,547)	(471,692)

Other Income (Expense)
Interest expense	(145,946)	(651,991)
Gain on change on fair value of derivative liabilities	-	5,765
Gain on settlement of notes payable and accrued expenses	-	201,744
Foreign currency exchange gain	-	9,450
Gain on extinguishment of debt	146,284	—
Total Other Income (Expense)	338	(435,033)

Net Loss	$(1,278,209)	$(906,725)

Weighted Average Number of Shares Outstanding	229,394,625	149,625,555

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

Other Comprehensive Loss:
Unrealized gain (loss) on currency translation adjustment	10,303	(2,961)
Comprehensive loss	$(1,267,906)	$(909,686)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended October 31, 2017 and 2016

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Other Comprehensive Income	Accumulated	Total Stockholders’
	# of shares	Par	# of shares	Par	# of shares	Par	# of shares	Par	Capital	(Loss)	Deficit	Equity
Balance, October 31, 2015	46,188,600	$46,189	-	$-	35,000	$35	133,687,500	$133,688	$19,047,753	$(60,627)	$(20,974,694)	$(1,807,655)

Shares issued for consulting and professional fees							800,000	800	31,200			32,000
Shares issued for compensation							1,300,000	1,300	13,400			14,700
Shares issued for accrued interest on convertible promissory notes							5,648,964	5,649	180,777			186,426
Shares issued from sale of common stock							13,600,000	13,600	666,400			680,000
Shares issued in exchange for note payable							1,000,000	1,000	49,000			50,000
Return of shares pursuant to settlement							(1,000,000)	(1,000)	(49,000)			(50,000)
Adjustment of outstanding shares	(472,215)	(473)					484,936	485	(12)			-
Other comprehensive income (loss)										(2,961)		(2,961)
Net loss											(903,764)	(903,764)
Balance, October 31, 2016	45,716,385	$45,716	-	$-	35,000	$35	155,521,500	$155,522	$19,939,518	$(63,588)	$(21,878,458)	$(1,801,254)
Retirement of Series A Convertible Preferred Stock	(44,560,760)	(44,561)							44,561
Conversion of Series A Convertible Preferred Stock into Common Stock	(1,155,625)	(1,155)					1,155,800	1,155
Issuance of Series A Convertible Preferred Stock	100,000	100							510			610
Issuance of Series C Convertible Preferred Stock					100,000	100			99,900			100,000
Issuance of Common Stock Warrants									15,000			15,000
Retirement of Common Stock							(10,559,892)	(10,560)	10,560
Shares Issued for Conversion of Promissory Notes					25,000	25	81,469,602	81,470	1,200,745			1,282,240
Common Stock issued for accrued compensation							21,782,800	21,783	252,625			274,408
Share based compensation -warrants									608,630			608,630
Adjustment to true-up APIC									236,992		(236,992)	-
Other comprehensive income (loss)										10,303		10,303
Net loss											(1,288,512)	(1,288,512)
Balance, October 31, 2017	100,000	$100	-	$-	160,000	$160	249,369,810	$249,370	$22,409,041	$(53,285)	$(23,403,963)	$(798,577)

The accompanying notes are an integral part of these consolidated financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,278,209)	$(906,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of notes payable and accrued expenses	-	(201,744)
Gain on extinguishment of debt	(146,284)	-
Amortization and depreciation	10,311	24,436
Gain on change in fair value of derivative liabilities	-	(5,765)
Amortization of debt discount	61,603	383,744
Stock based compensation and consulting fees	626,469	46,700
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(795,838)	41,678
Decrease in due from former officer	-	37,500
Increase in inventory	(341,188)
Increase in accounts payable, accrued expenses and other	897,752	247,572
Increase in due to officer	33,301	-
Decrease in deferred revenue	(17,250)	(9,244)
Net cash used in operating activities	(949,333)	(341,848)

Cash flows from financing activities:
Proceeds from convertible promissory notes	975,250	-
Payments of loans payable	-	(500,000)
Proceeds from issuance of Series A Convertible Preferred Stock	610	-
Proceeds from issuance of Series C Convertible Preferred Stock	100,000	-
Proceeds from the sale of common stock and warrants	15,000	680,000
Net cash provided by financing activities	1,090,860	180,000

Effect of exchange rate on cash and cash equivalents	(10,303)	2,961

Net increase (decrease) in cash	131,224	(158,887)

Cash at beginning of period	148,887	307,774

Cash at end of period	$280,111	$148,887

Supplemental disclosure:
Cash paid for interest	$3,183	$84,600

	For the years ended
	October 31,
	2017	2016

Supplemental disclosure of non-cash investing and financing activity:
Retirement of Series A Convertible Preferred Stock
Value	$-	$-
Shares	(44,560,760)	-
Retirement of Common Stock
Value	$-	$(50,000)
Shares	(10,559,892)	(1,000,000)

Settlement of accrued compensation through issuance of Common Stock
Value	$274,408	$-
Shares	21,782,800	-

Settlement of loans payable through issuance of Series C Convertible Preferred Stock
Value	$25,000	$126,450
Shares	25,000	1,246,500

Common Stock issued in exchange for note payable and conversion of convertible promissory notes
Value	$1,282,240	$236,426
Shares	81,469,602	6,648,964

The accompanying notes are an integral part of these consolidated financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

RealBiz Media Group, Inc. (“RealBiz”) was incorporated in Delaware in 1994 under the name of Select Video, Inc. This entity changed its name to Webdigs, Inc. in 2007 and to RealBiz Media Group, Inc. in 2012. RealBiz operates in two business segments – Food Products and Real Estate.

Food Products

Verus Foods, Inc. (“Verus”) a Nevada corporation, and our wholly owned subsidiary, was incorporated in January 2017, and is an international supplier of consumer food products. Verus markets under its own brand primarily to supermarkets, hotels and other members of the wholesale trade. In 2017, Verus pursued a three-pronged development program through the addition of cold-storage facilities, product line expansion and new vertical farm-to-market operations. Verus’ initial focus is on frozen foods, particularly meat, poultry, seafood, vegetables and french fries. Verus has a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding Office of Foreign Assets Control (“OFAC”) restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates (“UAE”), Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait.

In December 2016, Verus received a contract valued at approximately $78 million to supply beef to the GCC countries. The first orders under this contract were shipped in February 2017. In addition, Verus executed an agreement in September 2017 with The Walt Disney Company to become the exclusive distributor of Disney-branded juice products in the UAE and Oman. The first purchase order under the Walt Disney agreement was issued in December 2017

Real Estate

Our real estate segment generates revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The real estate segment was formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (RealBiz 360). The assets of these divisions were used to create a new suite of real estate products and services that create stickiness through the utilization of video, social media and loyalty programs. At the core of our programs is our proprietary video creation technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video search, storage and marketing capabilities on multiple platform dynamics for web, mobile and TV. Once a home, personal or community video is created using our proprietary technology, it can be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

In October 2017, we announced the execution of a definitive agreement to spin-off the real estate segment into a separate public company names NestBuilder.com Corp. (“NestBuilder”). The spin-off will be consummated once the NestBuilder Form 10 registration statement has been declared effective by the Securities and Exchange Commission (“SEC’).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2017 and 2016 include the operations of Verus effective in January 2017 and the RealBiz Media Group, Inc., and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 and the historical operations of RealBiz Media Group, Inc., which includes its subsidiaries RealBiz 360 Enterprise (Canada), Inc. and RealBiz 360, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuation of derivative liabilities, and the deferred tax asset valuation allowance.

Concentrations of Credit Risk

The Company’s Food Product accounts receivable, net and revenues as of and for the year ended October 31, 2017 were geographically concentrated with customers located in the GCC countries. In addition, significant concentrations existed with a limited number of customers. Approximately 64% of accounts receivable, net as of October 31, 2017 was concentrated with four customers and approximately 60% of revenues for the year ended October 31, 2017 were concentrated with four customers. If demand for the Company’s products from these customers should decrease, there could be an adverse effect on the Company’s consolidated results of operations and financial position.

The Company purchases substantially all of its food products from a limited number of regions around the world or from a limited number of suppliers. The Company’s consolidated results of operations and financial position may be materially and adversely affected if there are significant price increases for these food products, the Company has difficulty obtaining these food products, or the quality of available food products deteriorates. For periods in which the prices of these food products are rising, the Company may be unable to pass on the increased cost to the Company’s customers, which would result in decreased margins. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents during the years ended October 31, 2017 and 2016.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $45,933 and $0 as of October 31, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of net realizable value, determined on the first-in, first-out (“FIFO”) basis, or cost. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $10,311 and $24,436 for the years ended October 31, 2017 and 2016, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended October 31, 2017 and 2016, the Company did not impair any long-lived assets.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, due from affiliates, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exits; (2) delivery has occurred or services have been rendered; (3) the Company’s price to its customer is fixed or determinable and (4) collectability is reasonably assured.

Cost of Revenues

Cost of revenues includes costs attributable to services sold and delivered for the Real Estate segment. These costs include engineering costs incurred to maintain our networks. For the Food Products segment, cost of revenues represents the cost of the food products sold during the period presented.

Share-Based Compensation

The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (“ASC 718-10”). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income. The Company determined due to the lack of an active market for the Company’s common stock that there was no derivative liability associated with the convertible notes entered into during the year ended October 31, 2017.

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

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using average exchange rates. Foreign currency translation gains and losses are included in the Consolidated Statements of Operations and Comprehensive Loss as a component of Other comprehensive loss. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates, where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Operations and Comprehensive Loss as a component of Other income (expense).

Income Taxes

The Company accounts for income taxes in accordance with Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2016, 2015 and 2014 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The company has received no such notices for the years ended October 31, 2017 and 2016.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended October 31, 2017 and 2016 as we incurred a net loss for those periods. As of October 31, 2017, there were outstanding warrants to purchase 16,786,467 shares of the Company’s common stock and approximately 87 million shares of the Company’s common stock which may dilute future earnings per share.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarification on classifying a variety of activities within the statement of cash flows. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current GAAP). The standard is effective for the Company as of November 1, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue at an amount that reflects consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with customer; (ii) identify the performance obligations in the contract; (iii) determine transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was to be effective for reporting periods beginning after December 15, 2016. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning November 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), to simplify the presentation of deferred income taxes. The amendments in this update require that all deferred tax assets and liabilities, including those previously classified as current, be classified as a single noncurrent line in a classified statement of financial position. The amendments in the standard will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The standard is effective for the Company as of November 1, 2017 with early adoption permitted. The Company plans to adopt the new guidance on November 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $1,278,209 and $906,725 and has incurred negative cash flows from operations of $949,333 and $341,848 for the years ended October 31, 2017 and 2016, respectively. As of October 31, 2017, the Company had a working capital deficit of $798,577, and an accumulated deficit of $23,403,963. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Property and Equipment

At October 31, 2017 and 2016, the Company’s property and equipment are as follows:

	Estimated Life (in years)	October 31, 2017	October 31, 2016

Office equipment	3	$82,719	$82,719
Less: accumulated depreciation		(82,719)	(72,408)

		$-	$10,311

The Company has recorded $10,311 and $24,436 of depreciation expense for the years ended October 31, 2017 and 2016, respectively. There was no property and equipment impairments recorded for the years ended October 31, 2017 and 2016.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 5: CONVERTIBLE NOTES PAYABLE

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

As of October 31, 2017 and 2016, there was $975,250 and $1,044,681 of convertible notes payable outstanding, net of discounts, respectively. All convertible notes are currently in default due to the Company not filing its Annual Report on Form 10-K on a timely basis.

On October 24, 2017, the Company issued Crossover Capital Fund I, LLC a convertible note in the principal amount of $107,500 (the “Crossover Note 2a”) with a $7,500 discount. The Crossover Note 2a accrues interest at a rate of 9% per annum and matures on July 24, 2018. Pursuant to the terms of the Crossover Note 2a, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to April 22, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions.

On October 24, 2017, the Company issued Crossover Capital Fund II, LLC a convertible note in the principal amount of $107,500 (the “Crossover Note 2b”) with a $7,500 discount. The Crossover Note 2b accrues interest at a rate of 9% per annum and matures on July 24, 2018. Pursuant to the terms of the Crossover Note 2b, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to April 22, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions. In January 2018, approximately $18,300 of outstanding principal and accrued interest on the Crossover Note 2b was converted by the lender into 16,000,000 shares of the Company’s common stock.

On October 20, 2017, the Company issued Power Up Lending Group Ltd. a convertible note in the principal amount of $68,000 (the “Power Up Note 5”). The Power Up Note 5 accrues interest at a rate of 8% per annum and matures on July 30, 2018. Pursuant to the terms of the Power Up Note 5, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to April 18, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions.

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

On July 17, 2017, the Company issued Crossover Capital Fund II, LLC a convertible note in the principal amount of $100,250 (the “Crossover Note”). The Crossover Note accrues interest at a rate of 9% per annum and matures on April 17, 2018. Pursuant to the terms of the Crossover Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to January 13, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 38.5% of the market price on the date of conversion, subject to certain restrictions.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 5: CONVERTIBLE NOTES PAYABLE (continued)

On June 29, 2017, the Company issued Power Up Lending Group Ltd. a convertible note in the principal amount of $40,000 (the “Power Up Note 3”). The Power Up Note 3 accrues interest at a rate of 8% per annum and matures on March 30, 2018. Pursuant to the terms of the Power Up Note 3, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 26, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions. In December 2017, the Company repaid the principal and accrued interest in full on the Power Up Note 3 in the amount of $57,952.

On June 20, 2017, the Company issued EMA Financial, LLC a convertible note in the principal amount of $100,000 (the “EMA Note”). The EMA Note accrues interest at a rate of 8% per annum and matures on June 20, 2018. Pursuant to the terms of the EMA Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 17, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 40% of the market price on the date of conversion, subject to certain restrictions. In December 2017, approximately $9,000 of outstanding principal plus accrued interest on the EMA Note was converted by the lender into 3,500,000 shares of the Company’s common stock. In January 2018, $18,900 of outstanding principal on the EMA Note was converted by the lender into 20,000,000 shares of the Company’s common stock.

On June 15, 2017, the Company issued GS Capital Partners, LLC a convertible note in the principal amount of $82,000 (the “GS Note”). The GS Note accrues interest at a rate of 8% per annum and matures on June 15, 2018. Pursuant to the terms of the GS Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 12, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 36% of the market price on the date of conversion, subject to certain restrictions. In December 2017, $17,000 of outstanding principal plus accrued interest on the GS Note was converted by the lender into 8,675,490 shares of the Company’s common stock.

On May 17, 2017, the Company issued Auctus Fund, LLC a convertible note in the principal amount of $130,000 (the “Auctus Note”). The Auctus Note accrues interest at a rate of 8% per annum and matured on February 17, 2018. Pursuant to the terms of the Auctus Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to November 13, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 40% of the market price on the date of conversion, subject to certain restrictions. In December 2017, approximately $20,000 of outstanding principal and interest on the Auctus Note was converted by the lender into 3,500,000 shares of the Company’s common stock. In January 2018, approximately $16,500 of outstanding principal and interest on the Auctus Note was converted by the lender into 22,703,700 shares of the Company’s common stock. As of the date of this filing, principal of approximately $90,000 remains outstanding on the Auctus Note.

On April 19, 2017, the Company issued JSJ Investments Inc. a convertible note in the principal amount of $125,000 (the “JSJ Note 1”). The JSJ Note 1 accrues interest at a rate of 8% per annum and matured on January 19, 2018. Pursuant to the terms of the JSJ Note 1, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to October 16, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions. On October 26, 2017, $25,000 of outstanding principal and interest on the JSJ Note 1 was converted by the lender into 3,359,312 shares of the Company’s common stock. In December 2017, the remaining outstanding principal and interest on the JSJ Note 1 was converted by the lender into 22,138,506 shares of the Company’s common stock.

On April 4, 2017, the Company issued Power Up Lending Group Ltd. a convertible note in the principal amount of $38,000 (the “Power Up Note 2”). The Power Up Note 2 accrues interest at a rate of 8% per annum and matured on January 30, 2018. Pursuant to the terms of the Power Up Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to October 1, 2017, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the note are generally convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions. In October 2017, the outstanding principal and interest on the Power Up Note 2 was converted by the lender into 4,358,555 shares of the Company’s common stock.

On February 21, 2017, the Company issued Power Up Lending Group Ltd. a convertible note in the principal amount of $78,500 (the “Power Up Note 1”). The Power Up Note 1 accrues interest at a rate of 8% per annum and matured on November 30, 2017. Pursuant to the terms of the Power Up Note 1, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to August 28, 2017, subject to certain prepayment penalties. In August 2017, the Company repaid the principal and accrued interest in full on the Power Up Note 1 in the amount of $114,211.

In December 2016, one of our convertible noteholders converted $25,000 of outstanding principal into 25,000 shares of our Series C Convertible Preferred Stock, at a price of $1.00 per share.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 5: CONVERTIBLE NOTES PAYABLE (continued)

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

On June 16, 2015, the Company issued a two (2) year, 7.5% unsecured convertible note maturing on June 16, 2017 with a non-related third-party investor with a principal balance of $500,000 and received $480,000 in cash proceeds net of $20,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued a warrant to the holder with a two-year life and a fair value of approximately $17,500 to purchase 675,000 shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.10 per share included as part of the debt discount. The Note and the Warrant were issued pursuant to the terms of a Securities Purchase Agreement, dated May 12, 2015, entered into by the Company and the Investor. The issuance of the Note and Warrant were contingent upon a registration statement being declared effective by the Securities and Exchange Commission, which occurred on June 12, 2015. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.71%, dividend yield of -0-%, volatility factor of 214.49% based on historical movements in our stock price, and an expected life of 2.0 years. The value of these warrants was charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or after the issuance date, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means the lower of the fixed conversion price of $0.10 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the average of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending on and including the trading day immediately preceding the conversion date. The conversion price will be subject to adjustment upon the happening of certain events, including the issuance of securities at a price lower than the fixed conversion price. If the Company fails to timely issue shares of Common Stock after receipt of a conversion notice, it will be obligated to pay to the holder 1% of the product of the number of shares of Common Stock not timely issued and the closing sale price of the Common Stock on the trading day preceding the last possible date which we could have issued the shares of Common Stock to the holder. In addition, the Company will also be required to pay the buy-in price under certain circumstances. The holder is not entitled to exercise any conversion right that would result in the holder owning more than 4.99% of Common Stock. The Note can be prepaid by the Company at any time after the issuance date at a prepayment penalty of 125% of the balance outstanding, including interest thereon. The Note contains certain covenants, including certain restrictions on incurrence of indebtedness, liens, cash dividend payments, transfer of assets, until such time as the note is converted, redeemed, or paid in full.

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

For the Years Ended October 31, 2017 and 2016

NOTE 5: CONVERTIBLE NOTES PAYABLE (continued)

On November 30, 2015, these notes were paid off pursuant to a settlement agreement. The noteholder received $500,000 in full satisfaction of this liability. The derivative liability related to this was written off and recorded as gain on settlement of notes payable and accrued expenses in the accompanying statement of operations for the year ended October 31, 2016.

A summary of the gain on settlement of notes payable and accrued expenses during fiscal 2016 is as follows:

Loss on payoff of Himmil note payable	$(470,727)
Gain related to elimination of derivative liability on Himmil note payable	622,997
Gain on settlement of accrued liabilities	23,026
Settlement of payables of RealBiz Enterprises, Inc., Canada	26,448
$201,744

Between December 2014 and April 2015, the Company received $1,130,000 in proceeds and issued two (2) year, 12% convertible promissory notes maturing on December 31, 2016 to various third-party investors. Interest shall accrue on the principal of the note at a rate equal to 12.0% per annum in cash and 12.0% in stock per annum based upon $0.10 (ten) cents per share. The noteholder, at their option, shall have the right, but not the obligation, at any time and from time to time, to convert all or any portion of the principal and interest into fully paid and non-assessable shares of Company common stock at the conversion price of $0.10 per share.

The Company evaluated the conversion feature of the promissory notes and determined the Company’s common stock exceeded the conversion price as stated in each of the convertible promissory notes. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $775,780 was recognized.

NOTE 6: NON-CONTROLLING INTEREST

In June 2015, RealBiz entered into an agreement to purchase the minority interest in its Canadian subsidiaries from former employees for four million shares of RealBiz common stock with a fair market value of approximately $240,000. These shares of common stock were never issued by the Company and the Company has continued to report a Non-controlling Interest in its Canadian subsidiaries. In addition, in August 2015, RealBiz filed a Complaint in the Superior Court of the State of California against the same former employees alleging certain breaches of contract and violation of non-compete agreements. The Complaint was settled in August 2016 with both parties agreeing to a mutual release of any further obligations between the parties which included the issuance of the four million shares of RealBiz common stock for the minority interest purchase.

As the impact of not recording the purchase of the non-controlling interest in Q3 2015 and the Complaint settlement in Q3 2016 is considered immaterial to the current and prior periods, the transactions have been recorded in Q4 2017 as of the beginning of the quarter. The financial statement impact of recording the transactions in Q4 2017 was a reclassification of the July 31, 2017 Non-controlling Interest balance of $241,474 to Accumulated Deficit which increased Accumulated Deficit as of July 31, 2017 from $21,966,603 to $22,208,077.

NOTE 7: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 1,125,000,000 shares consisting of 1,000,000,000 shares of common stock with a $0.001 par value per shares (increased to 1,500,000,000 as of February 26, 2018); of which 249,369,810 are outstanding as of October 31, 2017 and 320,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 100,000 are outstanding as of October 31, 2017, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of October 31, 2017 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 160,000 shares are outstanding as of October 31, 2017.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 7: STOCKHOLDERS’ EQUITY (continued)

Common Stock

During the year ended October 31, 2017, the Company:

On January 2, 2017, we granted shares of restricted stock to Mr. Alex Aliksanyan, Mr. Thomas Grbelja, the Company’s former chief executive officer and chief financial officer, respectively, and another employee pursuant to their separate Restricted Stock Grant Agreements, dated January 2, 2017, and the terms of their separate Employment Agreements. Mr. Aliksanyan, Mr. Grbelja and the third employee were granted 13,699,350, 6,109,597 and 1,973,615 shares of restricted common stock, respectively. The shares of restricted common stock issued pursuant to these grants cannot be transferred for six months. These shares were granted for services previously performed in their roles with the Company.

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 7: STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of October 31, 2017:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2016	16,055,000	$0.061	$0.00
Warrants granted and issued	16,581,467	$0.010	$0.00
Warrants forfeited	(14,850,000)	$(0.054)	$0.00
Outstanding, October 31, 2017	17,786,467	$0.016	$0.00

Common stock issuable upon exercise of warrants	17,786,467	$0.016	$0.00

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October	Contractual	Exercise	at October	Exercise
Prices	31, 2017	Life (Years)	Price	31, 2017	Price
$0.006	14,581,467	3.87	$0.006	14,581,467	$0.006
$0.025	1,000,000	2.17	$0.025	1,000,000	$0.025
$0.050	1,000,000	1.47	$0.050	1,000,000	$0.050
$0.100	1,205,000	2.35	$0.100	1,205,000	$0.100
	17,786,467	3.77	$0.016	17,786,467	$0.016

The following table sets forth common share purchase warrants outstanding as of October 31, 2016:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2015	4,980,000	$0.121	$0.00
Warrants granted and issued	13,600,000	$0.050	$0.00
Warrants forfeited	(2,525,000)	$(0.142)	$0.00
Outstanding, October 31, 2016	16,055,000	$0.061	$0.00

Common stock issuable upon exercise of warrants	16,055,000	$0.061	$0.00

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October	Contractual	Exercise	at October	Exercise
Prices	31, 2016	Life (Years)	Price	31, 2016	Price
$0.05	13,600,000	0.083	$0.05	13,600,000	$0.05
$0.10	2,455,000	0.083	$0.10	2,455,0005	$0.10
	16,055,000	0.083	$0.058	16,055,000	$0.058

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 7: STOCKHOLDERS’ EQUITY (continued)

Series A Convertible Preferred Stock

On October 14, 2014, the Company filed a certificate of amendment pursuant to the July 31, 2014 Board of Directors approval to increase the Series A Convertible Preferred A shares from 100,000,000 shares to 120,000,000 shares. As of October 31, 2017 and 2016, the Company had 100,000 and 45,716,385 shares of Series A Convertible Preferred Stock issued and outstanding. The Series A Convertible Preferred Stock was issued at $0.001 par value and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Convertible Preferred Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each 20 shares of Series A Convertible Preferred Stock is convertible at the option of the holder thereof at any time into one share of Common Stock. Each holder of Series A Convertible Preferred Stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

Accrued and declared preferred stock dividends on the outstanding preferred shares as of October 31, 2017 and 2016 totaled $0 and $915,447, respectively and are included in accounts payable and accrued expenses in the accompanying balance sheet. These preferred stock dividends were declared on December 28, 2015, to holders of record on August 31, 2015. Additional preferred stock dividends accruing, but have not been declared, on the outstanding preferred shares as of October 31, 2017 were $7,808.

On January 6, 2017, we issued 100,000 shares of Series A Convertible Preferred Stock to Mr. Anshu Bhatnagar, the Company’s chief executive officer, for $610.

In December 2016, the Company cancelled 44,560,760 shares of Series A Convertible Preferred Stock and 10,559,892 shares of common stock which were held by Monaker in connection with an over issuance of shares of common stock relating the conversion of the Monaker dual convertible preferred shares.

In December 2016, the Company converted 1,155,625 of its Series A Convertible Preferred Stock into 1,155,800 shares of common stock.

During the year ended October 31, 2016, the Company adjusted its balance of Series A Convertible Preferred Stock to agree to its internal stock transfer ledger based on prior year conversions.

As of October 31, 2017 and 2016, there were 100,000 and 45,716,385, respectively, of Series A Convertible Preferred Stock shares outstanding.

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

For the Years Ended October 31, 2017 and 2016

NOTE 7: STOCKHOLDERS’ EQUITY (continued)

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

As of October 31, 2017 and 2016, there were no Series B shares outstanding.

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

As of October 31, 2017 and 2016, there were 35,000 and 160,000 Series C shares outstanding, respectively.

NOTE 8: RELATED PARTY TRANSACTIONS

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

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

NOTE 9: INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted. Due to recurring losses, the Company’s tax provision for the years ended October 31, 2017 and 2016 was $0.

The provision for income taxes varies from the statutory rate applied to the net loss as follows for the years ended October 31:

	2017	2016
Federal income tax benefit at statutory rate (35%)	$(447,373)	$(317,400)
State taxes, net of federal benefit	(57,519)	(40,800)
Effect of Canadian tax and exchange rates	(19,893)	(199,223)
Nondeductible expenses	53,709	130,300
Change in valuation allowance	(471,076)	(427,123)

Provision for income taxes	$-	$-

	2017	2016
Deferred tax assets (liabilities)
Net operating loss carryforwards (U.S.)	$2,877,555	$2,410,723
Net operating loss carryforwards (Canada)	1,099,050	1,120,747

Net deferred tax assets	3,976,605	3,531,470
Valuation allowance	(3,976,605)	(3,531,470)

Provision for income taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $471,076 and $427,123 during the fiscal years ended October 31, 2017 and 2016, respectively.

As of October 31, 2017 the Company has a total net operating loss carryforward of approximately $11,432,198. Net operating loss carryforwards expire through 2036. Under the Internal Revenue Code Section 382 (“IRC 382”) and the Canadian Tax Act, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2017 and 2016

Note 10: Segment reporting

The Company has two reportable segments: Real Estate and Food Products. The Real Estate segment provides service in the form of video creation and production and website hosting (ReachFactor) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The Food Products segment is an international supplier of consumer food products, marketing its own brand primarily to supermarkets, hotels and other members of the wholesale trade. The Food Business commenced operations in January 2017.

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

The following financial information represents the operating results of the reportable segments of the Company for the year ended October 31, 2017:

	Real Estate	Food Products	Other	Consolidated

Revenues	$386,179	$2,888,094	$-	$3,274,273
Cost of revenues	145,299	2,510,621	-	2,655,920
Gross Profit	240,880	377,473	-	618,353
Operating Expenses:
Salaries and benefits	176,272	941,456	-	1,117,728
Selling and promotions expense	2,901	965	-	3,866
General and administrative	120,944	644,051	-	775,306
Total Operating Expenses	300,117	1,586,472		1,896,900
Operating Loss	(59,237)	(1,208,999)		(1,278,547)
Other Expenses:
Interest expense	(1,272)	-	(144,674)	(145,946)
Gain on extinguishment of debt and settlement of accounts payable	170,000	-	(23,716)	146,284
Total Other Expenses	168,728	-	(168,390)	338
Net Income (Loss)	$109,491	(1,208,999)	(168,390)	$(1,278,209)

NOTE 11: QUARTERLY DATA (UNAUDITED)

The tables below provide the Company’s unaudited condensed consolidated results of operations for each quarter during the year ended October 31, 2017:

	Fiscal year ended October 31, 2017
	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Total Revenues	$101,633	$1,077,362	$1,154,631	$940,647
Cost of revenues	49,796	892,345	855,481	766,215
Gross Profit	51,837	185,017	299,150	174,432
Operating Expenses	947,871	327,866	460,339	252,906
Operating Loss	(896,033)	(142,849)	(161,189)	(78,474)
Other Income (Expenses)	(107,419)	(4,915)	(9,745)	122,417
Income (Loss) Before Income Taxes	(1,003,452)	(147,764)	(170,934)	43,943
Income taxes	-	-	-	-
Net Income (Loss)	$(1,003,452)	$(147,764)	$(170,934)	$43,943

Per Share Data:
Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding – basic and diluted	183,046,000	240,835,621	241,651,943	242,724,287

NOTE 12: COMMITMENTS AND CONTINGENCIES

RealBiz v. Monaker, Case No. 0:16-cv-61017-FAM. This case is set for trial in March 2018. RealBiz has a pending Motion for Summary Judgment to be ruled on by the Court before trial. RealBiz believes it is owed approximately $1.3 million from Monaker according to the companies’ prior audited financial statements that showed this debt due to RealBiz from Monaker. Monaker has countersued RealBiz and claims that Monaker’s financial statements were previously materially incorrect and needed to be restated, and that as a result of Monaker’s subsequent review of its financials RealBiz owes Monaker money. We are unable to predict the result of this litigation.

Monaker v. RealBiz, Case No. 1:16-cv-24978-DLG. This case is set for trial in January 2018. The court denied each party’s Motion for Summary Judgement, but in the process ruled that Monaker needs to prove its mistake claim by clear and convincing evidence. This case stems from RealBiz’s adjustment to its books to reflect Monaker’s prior over issuance of RealBiz shares when RealBiz used the incorrect conversion ratio pursuant to RealBiz’s Amended Certificate of Designation that was filed with the Secretary of State of Delaware in October 2014. Monaker argues that said Amended Certificate of Designation, which was signed by Monaker’s current CEO when he was also the CEO for RealBiz includes a drafting error and should be ignored by the Court. Monaker seeks the return of the shares that were removed after RealBiz’s adjustment after identifying the conversation ratio error in November 2016, or alternatively, monetary damages to account for Monaker’s share reduction. We are unable to predict the result of this litigation.

The Company’s future fiscal year minimum lease payments for its corporate office operating lease are as follows:

2018	$85,408
2019	$87,971
2020	$90,610
2021	$93,329
2022	$15,746
Total	$373,064

NOTE 13: SUBSEQUENT EVENTS

On January 26, 2018, the Company issued Donald P. Monaco, as Trustee of the Donald P. Monaco Insurance Trust (the “Holder”), a promissory note (the “Note”) in the principal amount of $530,000. The Note accrues interest at a rate of 12% per annum and matures on January 26, 2019 (the “Maturity Date”). Any amount of principal or interest accrued on the Note which is not paid when due shall bear interest at a rate of 18% per annum. In addition, upon the Company’s failure to pay the Obligations (as defined in the Note) on the Maturity Date, the Holder may convert the Note into shares of the Company’s common stock at a conversion price equal to the lowest closing price of the Company’s common stock during the 15 trading days prior to the date the Holder gives notice of the default to the Company. In addition, pursuant to the Note, the Holder shall have a lien on and a right to set off against all money, securities and other property of the Company now owned or hereafter acquired. The Company shall have the right to prepay the Note, in whole or in part, at any time without any premium or penalty.

On October 27, 2017, we entered into a Contribution and Spin-off Agreement (the “Spin-Off Agreement”) with NestBuilder.com Corp., a Nevada corporation and newly formed digital real estate company (“NestBuilder”) pursuant to which we will spin-off our real estate division into NestBuilder. All stockholders of record at the time of the spin-off will receive an equivalent stock position in NestBuilder (the “Distribution”). The obligation of the Company and NestBuilder to consummate the Distribution was subject to the Securities and Exchange Commission (“SEC”) declaring NestBuilder’s Registration Statement on Form 10 effective, which Form 10 was declared effective by the SEC on February 20, 2018. Following the effective date of the Registration Statement on Form 10, the parties deemed it advisable and in the best interest of such parties to fix February 23, 2018 as the record date for the determination of stockholders entitled to receive the Distribution. The Distribution is currently scheduled to occur four weeks after the effective date of the Registration Statement on Form 10.

On January 29, 2018, Nestbuilder, the Company, Mr. Aliksanyan, and Mr. Bhatnagar entered into that certain First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018 (the “First Amendment”), whereby the Spin-off Agreement was amended so that Mr. Bhatnagar is required to sell shares of Nestbuilder common stock he and his affiliates receive in the Distribution to RealBiz stockholders upon delivery of written notice by Nestbuilder requesting such sale, which notice cannot be given less than 60 days after the effective date of the Distribution.

Effective February 26, 2018, the Company filed an amendment to its Certificate of Incorporation to increase its authorized common stock from 1,000,000,000 to 1,500,000,000 shares.

On March 13, 2018, the board of directors of RealBiz authorized and approved  a new distribution date of the Spin-Off Distribution such that the Distribution will occur on the third Friday following the completion of the Securities and Exchange Commission’s review of the registration statement on Form 10 filed by NestBuilder and the information statement attached thereto.

