Form 10-Q
period 2018-01-31
REALBIZ MEDIA GROUP, INC
filed 2018-05-04
CIK 1430523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

As of May 3, 2018 there were 357,284,081 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

1

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2018

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	January 31, 2018	October 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$657,511	$280,111
Marketable securities	32,370	-
Accounts receivable, net of allowance for doubtful accounts of $119,106 and $45,933, respectively	801,053	822,312
NestBuilder receivable	8,327	-
Inventory	185,689	341,188
Other assets	104,586	16,621
Total Current Assets	$1,789,536	$1,463,532

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,068,708	$1,230,998
Interest payable	35,262	22,559
Due to officer	33,301	33,301
Convertible notes payable, net of discount of $9,560 and $15,000	1,427,027	975,250
Total Current Liabilities	2,564,298	2,262,109

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Series A convertible preferred stock, $0.001 par value; 120,000,000 shares authorized and 44,570,101 and 100,000 shares issued and outstanding as of January 31, 2018 and October 31, 2017, respectively	44,570	100

Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding as of January 31, 2018 and October 31, 2017	-	-

Series C convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and 160,000 and 160,000 shares issued and outstanding as of January 31, 2018 and October 31, 2017, respectively	160	160

Common stock, $0.001 par value; 1,500,000,000 shares authorized and 359,447,396 and 249,369,810 shares issued and outstanding as of January 31, 2018 and October 31, 2017, respectively	359,448	249,370

Additional paid-in-capital	22,798,878	22,409,041
Accumulated other comprehensive loss	(66,849)	(53,285)
Accumulated deficit	(23,910,969)	(23,403,963)

Total Stockholders’ Deficit	(774,762)	(798,577)
Total Liabilities and Stockholders’ Deficit	$1,789,536	$1,463,532

The accompanying notes are an integral part of these consolidated unaudited financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
	January 31,
	2018	2017
Revenues
Real estate	$70,016	$101,633
Food products	996,125	-
Total Revenues	1,066,141	101,633

Cost of Revenues
Cost of revenues – Real estate	19,800	49,796
Cost of revenues – Food products	938,190	-
Total Cost of Revenues	957,990	49,796

Gross Profit	108,151	51,837

Operating expenses
Salaries and benefits	182,583	670,831
Selling and promotions expense	133	1,050
Legal and professional fees	115,015	232,636
General and administrative	78,585	43,354
Total Operating Expenses	376,316	947,871

Operating Loss	(268,165)	(896,033)

Other Income (Expense)
Interest expense	(49,358)	(83,703)
Loss on legal settlement	(189,483)	-
Loss on settlement of accounts payable and convertible debt	-	(23,716)
Total Other Income (Expense)	(238,841)	(107,419)

Net Loss	$(507,006)	$(1,003,452)

Weighted Average Number of Shares Outstanding	274,118,608	183,046,600

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Comprehensive Income (Loss):
Unrealized gain (loss) on foreign currency translation adjustment	(13,564)	32,005
Comprehensive loss	$(520,570)	$(971,447)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(507,006)	$(1,003,452)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on settlement of accounts payable and convertible debt	-	23,716
Depreciation	-	5,904
Amortization of debt discount	5,440	61,603
Legal settlement settled in shares	289,483	-
Stock-based compensation	-	626,468
Changes in operating assets and liabilities:
Decrease in accounts receivable	21,259	10,571
Increase in prepaid expenses	(87,965)	(99,050)
Decrease in inventory	155,499	-
Decrease in due from former officer	-	24,390
(Decrease) increase in accounts payable and accrued expenses	(128,746)	168,091
Net cash used in operating activities	(252,036)	(181,759)

Cash flows from financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	-	610
Proceeds from issuance of Series C Convertible Preferred Stock	-	100,000
Payments applied to convertible promissory notes	(40,000)	-
Proceeds from issuance of convertible promissory notes	683,000	-
Net cash provided by financing activities	643,000	100,610

Effect of exchange rate on cash and cash equivalents	(13,564)	-

Net increase (decrease) in cash	377,400	(81,149)
Cash at beginning of period	280,111	148,887

Cash at end of period	$657,511	$67,738

Supplemental disclosure:
Cash paid for interest	$17,952	$7,350

5

	For the three months ended
	January 31,
	2018	2017

Supplemental disclosure of non-cash investing and financing activity:

Settlement of loans payable through issuance of Series C Convertible Preferred Stock
Value	$-	$25,000
Shares	-	25,000

Settlement of loans payable, accrued interest and professional fees through issuance of common stock
Value	$214,205	$1,137,100
Shares	99,517,696	69,368,539

The accompanying notes are an integral part of these consolidated unaudited financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED JANUARY 31, 2018

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Business

RealBiz Media Group, Inc., including all its subsidiaries, are collectively referred to herein as “RealBiz,” “RBIZ”, “the Company,” “us,” or “we”. RealBiz operates in two business segments – Food Products and Real Estate.

Food Products

Verus Foods, Inc. (“Verus”) a Nevada corporation, and our wholly owned subsidiary, was incorporated in January 2017, and is an international supplier of consumer food products. Verus markets under its own brand primarily to supermarkets, hotels and other members of the wholesale trade. In 2018, Verus is pursuing a three-pronged development program through the addition of cold-storage facilities, product line expansion and new vertical farm-to-market operations. Subsequently, in 2017, Verus added beverages as a second vertical. Verus’ initial focus is on frozen foods, particularly meat, poultry, seafood, vegetables and french fries. Verus has a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding Office of Foreign Assets Control (“OFAC”) restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates (“UAE”), Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait.

In January 2017, Verus received a contract valued at approximately $78 million to supply beef to the GCC countries. The first orders under this contract were shipped in February 2017. In addition, Verus executed an agreement in August 2017 to which it became the exclusive distributor of Disney-branded juice products in the UAE and Oman. The first purchase order under the agreement was issued in December 2017.

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

In October 2017, we announced the execution of a definitive agreement to spin-off the real estate segment into a separate public company named NestBuilder.com Corp. (“NestBuilder”). All stockholders of record at the time of the spin-off will receive an equivalent stock position in NestBuilder (the “Distribution”). The obligation of the Company and NestBuilder to consummate the Distribution was subject to the Securities and Exchange Commission (“SEC”) declaring NestBuilder’s Registration Statement on Form 10 effective, which Form 10 was declared effective by the SEC on February 20, 2018. Following the effective date of the Registration Statement on Form 10, the parties deemed it advisable and in the best interest of such parties to fix the record date as April 25, 2018 for the determination of stockholders entitled to receive the Distribution. The distribution date has been set as May 18, 2018.

Basis of Presentation

The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to rules and regulations of the SEC; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2018. The results of operations for the three months ended January 31, 2018, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2018.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, stock-based compensation and the deferred tax asset valuation allowance.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements.

Concentrations of Credit Risk

The Company’s Food Products accounts receivable, net and revenues are geographically concentrated with customers located in the GCC countries. In addition, significant concentrations exist with a limited number of customers. If demand for the Company’s products from these customers should decrease, there could be an adverse effect on the Company’s consolidated results of operations and financial position.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of January 31, 2018 and October 31, 2017.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable securities

In January 2018, as part of the legal settlement with Monaker Group, Inc. (“Monaker”), Nestbuilder received Monaker common shares valued at $32,270, which we have classified as “available for sale” securities. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being reflected as a component of other income.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $119,106 and $45,933 as of January 31, 2018 and October 31, 2017, respectively.

Inventory

Inventory is stated at the lower of net realizable value, determined on the first-in, first-out basis, or cost. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation.

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”). The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company has adopted ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), formerly SFAS No. 157 “Fair Value Measurements”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Financial instruments consist principally of cash, marketable securities, accounts receivable, prepaid expenses, due from affiliates, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the Company’s price to its customer is fixed or determinable and (4) collectability is reasonably assured.

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

Share-Based Compensation

The Company computes share based payments in accordance with ASC 718-10, Compensation (“ASC 718-10”). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In March 2005, the SEC issued Share-Based Payment No. 107 (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2017, 2016 and 2015 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the tax years ended October 31, 2017 and 2016.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended January 31, 2018 and 2017 as we incurred a net loss for those periods. As of January 31, 2018, there were outstanding warrants to purchase 16,786,467 shares of the Company’s common stock and approximately 256 million shares of the Company’s common stock which may dilute future earnings per share as a result of conversions of outstanding convertible promissory notes.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations, Risks and Uncertainties

The Company’s operations are related to the real estate and international food industries, and its prospects for success are tied indirectly to interest rates, the general housing and business climates in the United States and the worldwide demand for the Company’s food products.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842, which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standard changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. ASU 2016-08 is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. This ASU is the final version of proposed ASU 2015-330 Business Combinations (Topic 805) – Clarifying the Definition of a Business, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is the final version of proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated unaudited financial statements.

NOTE 3: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a net loss of $507,006 for the three months ended January 31, 2018. As of January 31, 2018, the Company had a working capital deficit of $774,762 and an accumulated deficit of $23,910,969. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months and to fund the growth of the food business, the Company may consider plans to raise additional funds through the issuance of additional shares of common or preferred stock and/or through the issuance of debt instruments. Although the Company intends to obtain additional financing to meet our cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

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

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017.

The following financial information represents the operating results of the reportable segments of the Company for the three months ended January 31, 2018:

	Real Estate	Food Products	Other	Consolidated

Sales	$70,016	$996,125	$-	$1,066,741

Cost of Sales	19,800	938,190	-	957,990

Gross Profit	50,216	57,935	-	108,151

Operating Expenses:
Sales and Marketing	133	-	-	133
Salaries and benefits	35,375	147,208	-	182,583
Legal and professional fees	47,000	68,015	-	115,015
General and administrative expense	12,602	65,983	-	78,585

Total Operating Expenses	95,110	281,206	-	376,316

Loss From Operations	(44,894)	(223,271)	-	(268,165)

Other Income (Expense):
Interest expense	-	-	(49,358)	(49,358)
Gain (Loss) on legal settlement	132,370	(351,853)	(30,000)	(189,483)

Total Other Income (Expense)	132,370	(351,853)	(79,358)	(238,841)

Net Income (Loss)	$87,476	$(575,124)	$(79,358)	$(507,006)

NOTE 5: CONVERTIBLE NOTES PAYABLE

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

As of January 31, 2018 and October 31, 2017, there was $1,427,027 and $975,250 of convertible notes payable outstanding, net of discounts, respectively. All convertible notes are currently in default due to the Company not filing this Quarterly Report on Form 10-Q on a timely basis.

On December 21, 2017, the Company issued EMA Financial, LLC a convertible note in the principal amount of $100,000 (the “EMA Note 2”). The EMA Note 2 accrues interest at a rate of 8% per annum and matures on December 21, 2018. Pursuant to the terms of the EMA Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to June 21, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the EMA Note 2 are convertible into shares of the Company’s common stock at a discount rate of 40% of the market price on the date of conversion, subject to certain restrictions.

On December 28, 2017, the Company issued Power Up Lending Group Ltd. (“Power Up”) a convertible note in the principal amount of $53,000 (the “Power Up Note 6”). The Power Up Note 6 accrues interest at a rate of 8% per annum and matures on October 5, 2018. Pursuant to the terms of the Power Up Note 6, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to June 26, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the Power Up Note 6 are convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions.

On January 26, 2018, the Company issued the Donald P. Monaco Insurance Trust a promissory note in the amount of $530,000 (the “Monaco Note”). The Monaco Note accrues interest at a rate of 12% per annum and matures on January 22, 2019. Pursuant to the terms of the Monaco Note, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Monaco Note, the outstanding principal and accrued interest of the Monaco Note are not convertible into shares of the Company’s common stock, provided, however, upon the Company’s failure to pay the obligations set forth in the Monaco Note on the maturity date, the holder may convert the Monaco Note into shares of the Company’s common stock at a conversion price equal to the lowest closing price of the Company’s common stock during the 15 trading days prior to the date the holder gives notice of the default to the Company.

During the three months ended January 31, 2018, holders of convertible notes payable converted an aggregate of $196,662 of outstanding principal, $12,793 of accrued interest and $4,750 of associated professional fees into an aggregate of 99,517,696 shares of the Company’s common stock. In addition, during the three months ended January 31, 2018, the Company made a payment of $57,952 to Power Up to prepay the Power Up Note 3 which included a principal payment of $40,000 and an interest payment together with prepayment penalties of $17,952.

In December 2016, one of our convertible noteholders converted $25,000 of outstanding principal into 25,000 shares of the Company’s Series C Convertible Preferred Stock, at a price of $1.00 per share.

On December 31, 2016, the holders of convertible notes payable with an outstanding principal balance of $1,105,000 converted their notes into an aggregate of 69,368,539 shares of the Company’s common stock.

NOTE 6: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 1,625,000,000 shares consisting of 1,500,000,000 shares of common stock with a $0.001 par value per shares; of which 359,447,396 are outstanding as of January 31, 2018 and 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 44,570,101 are outstanding as of January 31, 2018, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of January 31, 2018 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 160,000 shares are outstanding as of January 31, 2018.

Common Stock

During the three months ended January 31, 2018, holders of convertible notes payable converted an aggregate of $196,662 principal, $12,793 of accrued interest and $4,750 of associated professional fees into an aggregate of 99,517,696 shares of the Company’s common stock.

On December 22, 2017, the Company settled litigation matters with Monaker which resulted in the issuance of 10,559,890 shares of the Company’s common stock to Monaker.

On January 29, 2018, the Company settled litigation with NestBuilder which resulted in the return and cancellation of 4,163,315 shares of the Company’s common stock on February 2, 2018.

As of January 31, 2018, there were outstanding warrants to purchase 16,786,467 shares of the Company’s common stock and approximately 256 million shares of the Company’s common stock which may dilute future earnings per share as a result of conversions of outstanding convertible promissory notes.

Series A Convertible Preferred Stock

On December 22, 2017, the Company settled litigation matters with Monaker which resulted in the issuance of 44,470,101 shares of the Company’s Series A Convertible Preferred Stock. See Note 8. Litigation for further discussion.

NOTE 7: COMMITMENTS AND CONTINGENCIES

On October 27, 2017, we entered into a Contribution and Spin-off Agreement (the “Spin-Off Agreement”) with NestBuilder pursuant to which we will spin-off our real estate division into NestBuilder. All stockholders of record at the time of the spin-off will receive an equivalent stock position in NestBuilder (the “Distribution”). The obligation of the Company and NestBuilder to consummate the Distribution was subject to the SEC declaring NestBuilder’s Registration Statement on Form 10 effective, which Form 10 was declared effective by the SEC on February 20, 2018. Following the effective date of the Registration Statement on Form 10, the parties deemed it advisable and in the best interest of such parties to fix April 25, 2018 as the record date for the determination of stockholders entitled to receive the Distribution. The Distribution is currently scheduled to occur on May 18, 2018.

On January 29, 2018, NestBuilder, the Company, Mr. Aliksanyan and Mr. Bhatnagar entered into that certain First Amendment to Contribution and Spin-Off Agreement dated as of January 29, 2018 (the “First Amendment”), whereby the Spin-off Agreement was amended such that Mr. Bhatnagar is required to sell shares of NestBuilder common stock he and his affiliates receive in the Distribution to NestBuilder upon delivery of written notice by NestBuilder requesting such sale, which notice cannot be given less than 60 days after the effective date of the Distribution.

NOTE 8: LITIGATION

RealBiz v. Monaker, Case No. 0:16-cv-61017-FAM. This matter was set for trial in March 2018. RealBiz had a pending Motion for Summary Judgment to be ruled on by the court before trial. RealBiz believes it was owed approximately $1.3 million from Monaker according to the companies’ prior audited financial statements that showed this debt due to RealBiz from Monaker. Monaker had countersued RealBiz and claims that Monaker’s financial statements were materially incorrect and needed to be restated, and that as a result of Monaker’s subsequent review of its financials RealBiz owed Monaker money.

Monaker v. RealBiz, Case No. 1:16-cv-24978-DLG. This case was set for trial in January 2018. This case stems from RealBiz’s adjustment to its books to reflect Monaker’s prior over issuance of RealBiz shares when RealBiz used the incorrect conversion ratio pursuant to RealBiz’s Series A Preferred Stock Amended Certificate of Designation (the “COD”) that was filed with the Secretary of State of Delaware in October 2014. Monaker argued that said COD, which was signed by Monaker’s current CEO when he was also the CEO for RealBiz includes a drafting error and should be disregarded by the court. Monaker seeks the return of the shares of Series A Preferred Stock that were cancelled after RealBiz’s adjustment after identifying the conversion ratio error in November 2016, or alternatively, monetary damages to account for Monaker’s share reduction.

On December 22, 2017, the foregoing litigation was settled with the issuance of 44,470,101 shares of the Company’s Series A Convertible Preferred Stock and 10,559,890 shares of the Company’s common stock to Monaker and a $100,000 payment to NestBuilder by Monaker. The settlement included an anti-dilution provision requiring the Company to issue additional shares of its preferred or common stock to Monaker to maintain Monaker’s ownership percentage as of the date of the settlement.

In addition, on January 29, 2018, additional litigation between the Company and NestBuilder was settled with the Company agreeing to pay NestBuilder $30,000 and NestBuilder agreeing to return to the Company 4,163,315 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended October 31, 2017 found in our Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should”, “could” or the negative of such terms or other similar expressions. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this section.

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by the Company or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2018 are those that depend most heavily on these judgments and estimates. As of January 31, 2018, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended January 31, 2018 compared to three months ended January 31, 2017.

Revenues

Our total revenues increased to $1,066,141 for the three months ended January 31, 2018, compared to $101,633 for the three months ended January 31, 2017, an increase of $964,508.

The Real Estate segment revenues decreased $31,617, or a 31% decrease from prior year. The decrease in Real Estate segment revenues is the result of a wind-down of the Real Estate operations in preparation for the spin-off of the segment.

The Food Products segment revenues increased $996,125, or a 100% increase from prior year. The increase is a result of the addition of the Food Products segment in January 2017.

Cost of Revenue

Cost of revenues totaled $957,990 for the three months ended January 31, 2018, compared to $49,796 for three months ended January 31, 2017, representing an increase of $908,194.

The Real Estate segment cost of revenues decreased $29,996, or a 60% decrease from prior year. The decrease in Real Estate segment cost of revenues is the result of a wind-down of the Real Estate operations in preparation for the spin-off of the segment. For the Real Estate segment, cost of revenues consists primarily of engineering costs incurred in connection with maintenance of our online networks.

The Food Products segment cost of revenues increased $938,190, or a 100% increase from prior year. The increase is a result of the addition of the Food Products segment in January 2017.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses decreased to $376,316 for the three months ended January 31, 2018, compared to $947,871 for the three months ended January 31, 2017, a decrease of $571,555, or 60%. The decrease was substantially due to non-recurring stock-based compensation expense of $626,468 recognized in January 2017 related to the Company’s hiring of a new CEO.

Other Income (Expenses)

Our other expenses, net, increased by $131,422 for the three months ended January 31, 2018. The increase was primarily the result of a $189,483 loss on legal settlement associated with the settlement of the Monaker litigation.

Net Loss

We had a net loss of $507,006 for the three months ended January 31, 2018, compared to a net loss of $1,003,452 for the three months ended January 31, 2017, a decrease of $496,446. The decrease in net loss was primarily driven by non-recurring stock-based compensation expense of $626,468 recognized in January 2017 related to the Company’s hiring of a new CEO.

Liquidity and Capital Resources; Anticipated Financing Needs

As of January 31, 2018, the Company had $657,511 of cash and a working capital deficit of $774,762 as compared to cash of $280,111 and a working capital deficit of $798,577 as of October 31, 2017.

Net cash used in operating activities was $252,036 for the three months ended January 31, 2018 as compared to net cash used in operating activities of $181,759 for the three months ended January 31, 2017.

We did not have any cash related to investing activities in the three months ended January 31, 2018 or October 31, 2017.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the three months ended January 31, 2018, we had $643,000 of net cash provided by financing activities. In the three months ended January 31, 2017, we had $100,610 of net cash provided by financing activities. Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2018.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated unaudited financial statements for the quarter ended January 31, 2018, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended January 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

RealBiz v. Monaker, Case No. 0:16-cv-61017-FAM. This matter was set for trial in March 2018. RealBiz had a pending Motion for Summary Judgment to be ruled on by the court before trial. RealBiz believes it was owed approximately $1.3 million from Monaker according to the companies’ prior audited financial statements that showed this debt due to RealBiz from Monaker. Monaker had countersued RealBiz and claims that Monaker’s financial statements were materially incorrect and needed to be restated, and that as a result of Monaker’s subsequent review of its financials RealBiz owed Monaker money.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the Company during the three months ended January 31, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RealBiz Media Group, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
May 4, 2018

