Form 10-Q
period 2018-04-30
REALBIZ MEDIA GROUP, INC
filed 2018-06-20
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of June 18, 2018 there were 790,173,522 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

1

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIOD ENDED APRIL 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1	Financial Statements

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	April 30, 2018	October 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$117,914	$280,111
Marketable securities	26,870	-
Accounts receivable, net of allowance for doubtful accounts of $119,106 and $45,933, respectively	874,303	822,312
NestBuilder receivable	8,327	-
Inventory	61,735	341,188
Prepaid expenses	87,966	3,300
Other assets	41,621	16,621
Total Current Assets	$1,218,735	$1,463,532

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$880,350	$1,230,998
Interest payable	65,712	22,560
Due to officer	33,301	33,301
Convertible notes payable, net of discount of $9,560 and $15,000	1,313,471	975,250
Total Current Liabilities	2,292,833	2,262,109

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Series A convertible preferred stock, $0.001 par value; 120,000,000 shares authorized and 44,570,101 and 100,000 shares issued and outstanding as of April 30, 2018 and October 31, 2017, respectively	44,570	100

Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding as of April 30, 2018 and October 31, 2017	-	-

Series C convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and 160,000 and 160,000 shares issued and outstanding as of April 30, 2018 and October 31, 2017, respectively	160	160

Common stock, $0.001 par value; 1,500,000,000 shares authorized and 355,284,081 and 249,228,276 shares issued and outstanding as of April 30, 2018 and October 31, 2017, respectively	355,286	249,228

Additional paid-in-capital	22,803,041	22,409,041
Accumulated other comprehensive loss	(5,137)	(53,285)
Accumulated deficit	(24,272,019)	(23,403,963)

Total Stockholders’ Deficit	(1,074,099)	(798,577)
Total Liabilities and Stockholders’ Deficit	$1,218,735	$1,463,532

The accompanying notes are an integral part of these consolidated unaudited financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
Revenues
Real estate media revenue	$76,560	$92,294	$146,787	$193,927
Food revenues	1,165,145	985,068	2,234,444	985,068
Total Revenues	1,241,706	1,077,362	2,381,231	1,178,995
Cost of revenues	1,046,381	892,345	2,004,371	942,141
Gross Profit	195,324	185,017	376,860	236,854
Operating Expenses:
Salaries and benefits	203,351	107,433	385,934	778,265
Selling and promotions expense	665	96,190	798	97,240
Legal and professional fees	168,280	-	283,295	-
General and administrative	163,604	124,243	321,617	400,233
Total Operating Expenses	535,900	327,866	991,645	1,275,738
Operating (loss) income	(340,576)	(142,849)	(614,785)	(1,038,884)
Other Income (Expense):
Interest expense	(30,872)	(4,915)	(80,230)	(88,618)
(Loss) Gain on legal settlement of accounts payable and convertible debt	16,653	-	(172,830)	(23,716)
Foreign exchange gain	-	-	-	-
Total Other Income (Expense)	(14,219)	(4,915)	(253,060)	(112,334)
Loss Before Income Taxes	(354,795)	(147,764)	(867,844)	(1,151,218)
Income taxes	-	-	-	-
Net (loss) income	(354,795)	(147,764)	(867,844)	(1,151,218)
Net loss attributable to non-controlling interest	-	(13,042)	-	44,788
Net (loss) income attributable to RealBiz Media Group, Inc.	$(354,795)	$(160,806)	$(867,844)	$(1,106,430)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	61,712	6,379	48,148	38,384
Comprehensive income (loss)	$(293,083)	$(154,427)	$(819,696)	$(1,068,046)

Per Share Data:
Net loss per share – basic and diluted	$(0)	$(0.00)	$(0)	$(0.01)

Weighted average shares outstanding – basic and diluted	355,330,860	240,835,621	313,832,292	198,178,561

The accompanying notes are an integral part of these consolidated unaudited financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(867,844)	$(1,151,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of accounts payable and convertible debt	-	23,716
Depreciation	-	10,311
Amortization of debt discount	10,330	61,603
Legal settlement settled in shares	289,483	-
Stock-based compensation	-	608,630
Changes in operating assets and liabilities:
Increase in accounts receivable	(51,991)	(874,509)
Increase in prepaid expenses	(87,965)	(108,167)
Decrease in inventory	279,453	-
Increase in due from former officer	-	80,223
Increase in other assets		40,083
(Decrease) increase in accounts payable and accrued expenses	(346,811)	871,784
Net cash used in operating activities	(775,345)	(437,544)

Cash flows from financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	-	610
Proceeds from issuance of Series C Convertible Preferred Stock	-	100,000
Payments applied to convertible promissory notes	(118,000)	-
Proceeds from issuance of convertible promissory notes	683,000	241,500
Net cash provided by financing activities	565,000	342,110

Effect of exchange rate on cash and cash equivalents	48,148	-

Net increase (decrease) in cash	(162,197)	(95,434)
Cash at beginning of period	280,111	148,887

Cash at end of period	$117,914	$53,453

Supplemental disclosure:
Cash paid for interest	$53,508	$51,300

5

	For the six months ended
	April 30,
	2018	2017

Supplemental disclosure of non-cash investing and financing activity:

Settlement of loans payable through issuance of Series C Convertible Preferred Stock
Value	$-	$25,000
Shares	-	25,000

Settlement of loans payable, accrued interest and professional fees through issuance of common stock
Value	$214,205	$1,137,100
Shares	99,517,696	69,368,539

The accompanying notes are an integral part of these consolidated unaudited financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2018

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

In October 2017, we announced the execution of a definitive agreement to spin-off the real estate segment into a separate public company named NestBuilder.com Corp. (“NestBuilder”). All stockholders of record at the time of the spin-off will receive an equivalent stock position in NestBuilder (the “Distribution”). The obligation of the Company and NestBuilder to consummate the Distribution is subject to the Securities and Exchange Commission (“SEC”) declaring NestBuilder’s Registration Statement on Form 10 effective. Although, a Form 10 automatically becomes effective 60 days after the date of filing, such Form 10 may be subject to additional review by the SEC which may delay such effective date. As of April 30, 2018, the Form 10 had not been declared effective by the SEC. Subject to approval of the record date by the Financial Industry Regulatory Authority (“FINRA”), the parties have deemed it advisable and in the best interest of such parties to fix the record date as April 25, 2018 for the determination of stockholders entitled to receive the Distribution and the Distribution date as June 21, 2018.

Basis of Presentation

The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to rules and regulations of the SEC; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2018. The results of operations for the six months ended April 30, 2018, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2018.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents as of April 30, 2018 and October 31, 2017.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable securities

In January 2018, as part of the legal settlement with Monaker Group, Inc. (“Monaker”), Nestbuilder received Monaker common shares valued at $32,270, which we have classified as “available for sale” securities. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are trading securities and changes are reflected in statement of operations.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $119,106 and $45,933 as of April 30, 2018 and October 31, 2017, respectively.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using average exchange rates. Foreign currency translation gains and losses are included in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of accumulated other comprehensive loss. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates, where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of Other Income (Expense).

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the six months ended April 30, 2018 and 2017 as we incurred a net loss for those periods. As of April 30, 2018, there were outstanding warrants to purchase up to 17,786,467 shares of the Company’s common stock and approximately 256 million shares of the Company’s common stock which may dilute future EPS as a result of conversions of outstanding convertible promissory notes.

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

The Company incurred a net loss of $867,844 for the six months ended April 30, 2018. As of April 30, 2018, the Company had a working capital deficit of $1,074,099 and an accumulated deficit of $24,272,019. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following financial information represents the operating results of the reportable segments of the Company for the six months ended April 30, 2018:

	Real Estate	Food Products	Other	Consolidated

Sales	$146,787	$2,234,444	$-	$2,381,231

Cost of Sales	39,600	1,964,771	-	2,004,371

Gross Profit	107,187	269,673	-	376,860

Operating Expenses:
Sales and Marketing	798	-	-	798
Salaries and benefits	58,844	327,090	-	385,934
Legal and professional fees	76,449	206,846	-	283,295
General and administrative expense	48,525	273,093	-	321,617

Total Operating Expenses	184,615	807,029	-	991,645

Loss From Operations	(77,428)	(537,356)	-	(614,785)

Other Income (Expense):
Interest expense		-	(80,230)	(80,230)
Gain (Loss) on legal settlement	179,023	(351,853)		(172,830)

Total Other Income (Expense)	179,023	(351,853)	(80,230)	(253,060)

Net Income (Loss)	$101,595	$(889,209)	$(80,230)	$(867,844)

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

As of April 30, 2018 and October 31, 2017, there was approximately $1,313,471 and $975,250 of convertible notes payable outstanding, net of discounts, respectively.

On December 21, 2017, the Company issued EMA Financial, LLC (“EMA”) a convertible note in the principal amount of $100,000 (the “EMA Note 2”). The EMA Note 2 accrues interest at a rate of 8% per annum and matures on December 21, 2018. Pursuant to the terms of the EMA Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to June 19, 2018 , subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the EMA Note 2 are convertible into shares of the Company’s common stock at the lower of: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date of such note, and (ii) 60% of either the lowest sale price for the common stock on the principal market during the fifteen consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower; provided, however, if the Company’s share price at any time loses the bid (as specified in the EMA Note 2), then the conversion price may, in EMA’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001; provided, further that, that if on the date of delivery of the conversion shares to EMA, or any date thereafter while conversion shares are held EMA, the closing bid price per share of common stock on the principal market on the trading day on which the common stock are traded is less than the sale price per share of common stock on the principal market on the trading day used to calculate the conversion price hereunder, then such conversion price shall be automatically reduced such that the conversion price shall be recalculated using the new low closing bid price (“Adjusted Conversion Price”) and shall replace the conversion price above, and EMA shall be issued a number of additional shares such that the aggregate number of shares EMA receives is based upon the Adjusted Conversion Price.

On December 28, 2017, the Company issued Power Up Lending Group Ltd. (“Power Up”) a convertible note in the principal amount of $53,000 (the “Power Up Note 6”). The Power Up Note 6 accrues interest at a rate of 8% per annum and matures on October 5, 2018. Pursuant to the terms of the Power Up Note 6, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to June 26, 2018, subject to certain prepayment penalties. Pursuant to the terms of the convertible note, the outstanding principal and accrued interest of the Power Up Note 6 are convertible into shares of the Company’s common stock at a discount rate of 39% of the average of the lowest three trading prices for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date.

On January 26, 2018, the Company issued the Donald P. Monaco Insurance Trust a promissory note in the principal amount of $530,000 (the “Monaco Note”). The Monaco Note accrues interest at a rate of 12% per annum and matures on January 26, 2019.  Pursuant to the terms of the Monaco Note, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Monaco Note, the outstanding principal and accrued interest of the Monaco Note are not convertible into shares of the Company’s common stock; provided, however, upon the Company’s failure to pay the obligations set forth in the Monaco Note on the maturity date, the holder may convert the Monaco Note into shares of the Company’s common stock at a conversion price equal to the lowest closing price of the Company’s common stock during the fifteen trading days prior to the date the holder gives notice of the default to the Company.

During the three months ended April 30, 2018, holders of convertible notes payable converted an aggregate of $196,662 of outstanding principal, $12,793 of accrued interest and $4,750 of associated professional fees into an aggregate of 99,517,696 shares of the Company’s common stock. In addition, during the three months ended April 30, 2018, the Company made a payment of $57,952 to Power Up to prepay the Power Up Note 3 which included a principal payment of $40,000 and an interest payment together with prepayment penalties of $17,952.

NOTE 6: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 1,625,000,000 shares consisting of 1,500,000,000 shares of common stock with a $0.001 par value per shares; of which 355,284,081 are outstanding as of April 30, 2018 and 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 44,570,101 are outstanding as of April 30, 2018, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of April 30, 2018 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 160,000 shares are outstanding as of April 30, 2018.

Common Stock

During the six months ended April 30, 2018, holders of convertible notes payable converted an aggregate of $196,662 principal, $12,793 of accrued interest and $4,750 of associated professional fees into an aggregate of 99,517,696 shares of the Company’s common stock.

On January 29, 2018, the Company settled litigation with NestBuilder which resulted in the return and cancellation of 4,163,315 shares of the Company’s common stock on February 2, 2018.

As of April 30, 2018, there were outstanding warrants up to purchase 17,786,467 shares of the Company’s common stock and approximately 256 million shares of the Company’s common stock which may dilute future EPS as a result of conversions of outstanding convertible promissory notes.

NOTE 7: COMMITMENTS AND CONTINGENCIES

On October 27, 2017, we entered into a Contribution and Spin-off Agreement (the “Spin-Off Agreement”) with NestBuilder pursuant to which we will spin-off our real estate division into NestBuilder. All stockholders of record at the time of the spin-off will receive an equivalent stock position in NestBuilder. The obligation of the Company and NestBuilder to consummate the Distribution is subject to the SEC declaring NestBuilder’s Registration Statement on Form 10 effective. Although, a Form 10 automatically becomes effective 60 days after the date of filing, such Form 10 may be subject to additional review by the SEC which may delay such effective date. As of April 30, 2018, the Form 10 had not been declared effective by the SEC. Subject to approval of the record date by FINRA, the parties deemed it advisable and in the best interest of such parties to fix April 25, 2018 as the record date for the determination of stockholders entitled to receive the Distribution and the Distribution date as June 21, 2018.

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

NOTE 8: SUBSEQUENT EVENTS

From May 1, 2018 to June 18, 2018 an additional 434,889,441 common shares upon the conversion of outstanding convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended October 31, 2017 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2018.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2018 are those that depend most heavily on these judgments and estimates. As of April 30, 2018, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended April 30, 2018 compared to three months ended April 30, 2017.

Revenues

Our total revenues increased 15.25%, or $164,343, to $1,241,706 for the three months ended April 30, 2018, compared to $1,077,362 for the three months ended April 30, 2017. The increase in revenues is attributable to increased sales from our food business.

The Real Estate segment revenues decreased $15,734, or a 17% decrease from prior year. The decrease in Real Estate segment revenues is the result of a wind-down of the Real Estate operations in preparation for the spin-off of the segment.

The Food Products segment revenues increased $180,077, or an 18.28% increase from prior year. The increase in Food Products segment revenues is the result of an increase in cash flow allowing us to procure additional products for sale.

Cost of Revenue

Cost of revenues totaled $1,046,381 for the three months ended April 30, 2018, compared to $892,345 for three months ended April 30, 2017, representing an increase of $154,036

The Real Estate segment cost of revenues increased $19,800. There was no cost of revenue in the prior year. For the Real Estate segment, cost of revenues consists primarily of engineering costs incurred in connection with maintenance of our online networks.

The Food Products segment cost of revenues increased $1,026,581, or a 9% increase from prior year.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses increased to $535,900 for the three months ended April 30, 2018, compared to $327,866 for the three months ended April 30, 2017, an increase of $208,034, or 63.5%. The increase in operating expense is due to the increased cost in legal fees.

Other Income (Expenses)

Our other expenses, net, increased by $9,304 for the three months ended April 30, 2018.

Net Loss

We had a net loss of $354,795 for the three months ended April 30, 2018, compared to a net loss of $147,764 for the three months ended April 30, 2017, an increase of $207,031. The increase in net loss is due to the increase in legal fees and salaries.

Six months ended April 30, 2018 compared to six months ended April 30, 2017.

Revenues

Our total revenues increased to $2,381,231 for the six months ended April 30, 2018, compared to $1,178,995 for the six months ended April 30, 2017, an increase of $1,202,236.

The Real Estate segment revenues decreased $47,140, or a 24% decrease from prior year. The decrease in Real Estate segment revenues is the result of a wind-down of the Real Estate operations in preparation for the spin-off of the segment.

The Food Products segment revenues increased $1,249,376, or a 127% increase from prior year. The increase in Food Products segment revenues is the result of an increase in cash flow allowing us to procure additional product for sale.

Cost of Revenue

Cost of revenues totaled $2,004,371 for the six months ended April 30, 2018, compared to $942,141 for six months ended April 30, 2017, representing an increase of $1,062,230.

The Real Estate segment cost of revenues increased $39,600. There was no cost of revenue for the same period in the prior year. For the Real Estate segment, cost of revenues consists primarily of engineering costs incurred in connection with maintenance of our online networks.

The Food Products segment cost of revenues increased $1,022,630, or a 109% increase from the same period in the prior year. The increase is a result of the addition of the Food Products segment in January 2017.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses decreased to $991,645 for the six months ended April 30, 2018, compared to $1,275,738 for the six months ended April 30, 2017, a decrease of $284,093, or 22%. The decrease was substantially due to non-recurring stock-based compensation expense of $626,468 recognized in February 2017 related to the Company’s hiring of a new CEO.

Other Income (Expenses)

Our other expenses, net, increased by $140,726 for the six months ended April 30, 2018. The increase was primarily the result of a $189,483 loss on legal settlement associated with the settlement of the Monaker litigation.

Net Loss

We had a net loss of $867,844 for the six months ended April 30, 2018, compared to a net loss of $1,151,218 for the six months ended April 30, 2017, a decrease of $283,374. The decrease in net loss was primarily driven by a decrease in the salaries and benefits.

Liquidity and Capital Resources

As of April 30, 2018, we had $117,914 of cash and a working capital deficit of $1,074,099 as compared to cash of $280,111 and a working capital deficit of $798,577 as of October 31, 2017.

Net cash used in operating activities was $775,348 for the six months ended April 30, 2018 as compared to net cash used in operating activities of $437,544 for the six months ended April 30, 2017.

We did not have any cash related to investing activities during the six months ended April 30, 2018 or April 30, 2017.

We have financed our operations since inception primarily through proceeds from equity financings and revenue derived from operations. During the six months ended April 30, 2018, we had $565,000 of net cash provided by financing activities. During the six months ended April 30, 2017, we had $342,110 of net cash provided by financing activities. Our continued operations primarily depends upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our securities, debt or other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of April 30, 2018.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated unaudited financial statements for the quarter ended April 30, 2018, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated unaudited financial statements for the quarter ended April 30, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 2. Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the Company during the three months ended April 30, 2018.

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
June 20, 2018

