Form 10-Q
period 2018-07-31
REALBIZ MEDIA GROUP, INC
filed 2018-09-24
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of September 21, 2018 there were 1,500,000,000 shares of the issuer’s common stock, $0.001 par value, outstanding.

RealBiz Media Group, Inc.

Form 10-Q

1

REALBIZ MEDIA GROUP, INC.

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIOD ENDED JULY 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RealBiz Media Group, Inc.

Consolidated Balance Sheets

	July 31, 2018	October 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$136,475	$251,301
Accounts receivable, net	1,127,655	812,748
Inventory	59,636	341,188
Prepaid expenses	95,955	—
Other assets	8,629	16,621
Assets of discontinued operations	122,144	41,674
Total Current Assets	$1,550,494	$1,463,532

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$608,270	$834,591
Interest payable	127,782	22,560
Due to officer	33,301	33,301
Note payable	530,000	—
Convertible notes payable, net	1,349,618	975,250
Liabilities of discontinued operations	109,883	396,407
Total Current Liabilities	2,758,855	2,262,109

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Series A convertible preferred stock, $0.001 par value; 120,000,000 shares authorized and 44,570,101 and 100,000 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively	44,570	100

Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at July 31, 2018 and October 31, 2017	—	—

Series C convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and 160,000 and 160,000 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively	160	160

Common stock, $0.001 par value; 1,500,000,000 shares authorized and 1,500,000,000 and 249,369,810 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively	1,500,000	249,370

Additional paid-in-capital	22,246,056	22,409,041
Accumulated other comprehensive loss	19,639	(53,285)
Accumulated deficit	(25,018,786)	(23,403,963)
Total Stockholders’ Deficit	(1,208,361)	(798,577)
Total Liabilities and Stockholders’ Deficit	$1,550,494	$1,463,532

The accompanying notes are an integral part of these consolidated unaudited financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Revenue	$1,371,445	$1,048,576	$3,605,889	$2,033,644
Cost of revenue	1,147,231	827,161	3,112,002	1,769,302
Gross Profit	224,214	221,415	493,887	264,342
Operating Expenses:
Salaries and benefits	55,347	161,954	382,437	834,283
Selling and promotions expense	-	-	-	965
Legal and professional fees	44,215	138,876	251,061	378,233
General and administrative	236,669	109,683	465,547	192,128
Total Operating Expenses	336,231	410,513	1,099,045	1,405,609
Operating (loss) income	(112,017)	(189,098)	(605,158)	(1,141,267)
Other Income (Expense):
Interest expense	(98,743)	(9,221)	(178,079)	(97,603)
Other income (expense)	92,577	-	(259,276)	(23,716)
Default principal increase on convertible notes payable	(793,327)	-	(793,327)	-
Total Other Income (Expense)	(799,493)	(9,221)	(1,230,682)	(121,319)
Loss from continuing operations before income taxes	(911,510)	(198,319)	(1,835,841)	(1,262,586)
Income taxes	-	-	-	-
Loss from continuing operations	(911,510)	(198,319)	(1,835,841)	(1,262,586)
Discontinued operations (Note 8)
Income (loss) from discontinued operations	152,422	38,032	259,186	(4,132)
Net loss	$(759,088)	$(160,287)	$(1,576,655)	$(1,266,718)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation adjustment	48,148	(6,344)	72,924	32,039
Comprehensive loss	$(710,940)	$(166,631)	$(1,503,730)	$(1,234,679)

Earnings (loss) per common share:
Loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Earnings (loss) from discontinued operations per common share - basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	827,585,586	241,651,943	486,333,398	224,918,972

The accompanying notes are an integral part of these consolidated unaudited financial statements.

RealBiz Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(1,835,841)	$(1,262,586)
Net income (loss) from discontinued operations	259,186	(4,132)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on settlement of accounts payable and convertible debt	-	23,716
Amortization and depreciation	-	10,311
Amortization of debt discount	15,000	61,603
Legal settlement settled in shares	330,180	-
Gain on NestBuilder settlement	116,136	-
Gain on Gulf Agro transaction	119,106
Default principal increase on convertible notes payable	793,327
Stock-based compensation	-	626,469
Changes in operating assets and liabilities:
Increase in accounts receivable	(305,488)	(619,463)
Increase in prepaid expenses	(99,255)	-
Decrease (Increase) in inventory	281,552	(125,928)
Increase in due from former officer	-	85,301
Decrease in other assets	(2,011)	(16,620)
(Decrease) Increase in accounts payable and accrued expenses	(649,892)	481,240
Net cash used in operating activities	(978,000)	(740,090)

Cash flows from financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	-	610
Proceeds from issuance of Series C Convertible Preferred Stock	-	100,000
Payments applied to convertible promissory notes	(118,000)	-
Proceeds from issuance of convertible promissory notes	908,250	693,750
Net cash provided by financing activities	790,250	794,360

Effect of exchange rate on cash and cash equivalents	72,924	-

Net (decrease) increase in cash	(114,826)	54,270
Cash at beginning of period	251,301	122,954

Cash at end of period	$136,475	$177,224

Supplemental disclosure:
Cash paid for interest	$53,508	$51,300

	For the Nine Months Ended
	July 31,
	2018	2017
Supplemental disclosure of non-cash investing and financing activity:

Settlement of loans payable through issuance of Series C Convertible Preferred Stock:
Value	$-	$25,000
Shares	-	25,000

Settlement of loans payable, accrued interest and professional fees through issuance of Common Stock:
Value	$214,205	$1,185,624
Shares	99,517,696	69,368,539
Settlement of accrued compensation through issuance of Common Stock:
Value	$-	$267,839
Shares	-	21,782,800

The accompanying notes are an integral part of these consolidated unaudited financial statements.

REALBIZ MEDIA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2018

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Business

RealBiz Media Group, Inc., including all its subsidiaries, are collectively referred to herein as “RealBiz,” “RBIZ”, “Company,” “us,” or “we”. Through July 31, 2018, RealBiz operated two business segments – food products and real estate. On July 31, 2018, the real estate segment of the Company’s business was spun-off into a separate public company (see Note 8).

As an international supplier of consumer food products, we market under our own brand primarily to supermarkets, hotels, and other members of the wholesale trade, offering frozen foods, particularly meat, poultry, seafood, vegetables, french fries, and beverages. We have a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding Office of Foreign Assets Control (“OFAC”) restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates (“UAE”), Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait.

Basis of Presentation

The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2018. The results of operations for the nine months ended July 31, 2018, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2018.

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

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements, including but not limited to presenting the spin-off of the real estate segment as discontinued operations for all periods presented.

Concentrations of Credit Risk

The Company’s food products accounts receivable, net and revenues are geographically concentrated with customers located in the GCC countries. In addition, significant concentrations exist with a limited number of customers. If demand for the Company’s products from these customers decreases, there may be an adverse effect on the Company’s consolidated results of operations and financial position.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at July 31, 2018 and October 31, 2017.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable securities

In January 2018, as part of the legal settlement with Monaker Group, Inc. (“Monaker”), NestBuilder received Monaker common shares valued at $32,270, which we have classified as “available for sale” securities. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are trading securities and changes are reflected in our statement of operations.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At July 31, 2018, the Company determined there was no requirement for an allowance for doubtful accounts. At October 31, 2017, the allowance for doubtful accounts was $45,933.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the Company’s price to its customer is fixed or determinable and (4) collectability is reasonably assured.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and nine months ended July 31, 2018 and July 31, 2017 as we incurred a net loss for those periods. At July 31, 2018, there were outstanding warrants to purchase up to 17,786,467 shares of the Company’s common stock and approximately 369 million shares of the Company’s common stock which may dilute future EPS as a result of conversions of outstanding convertible promissory notes.

Concentrations, Risks and Uncertainties

The Company’s ongoing operations are related to the international food industries, and its prospects for success are tied indirectly to interest rates and the worldwide demand for the Company’s food products.

Recently Issued Accounting Standards Not Yet Adopted

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 becomes effective for us beginning November 1, 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company is currently evaluating the impact of adopting ASU 2015-14 on the Company’s financial position, results of operations and cash flows.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial position, results of operations and cash flows.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a net loss of $1,576,655 for the nine months ended July 31, 2018. At July 31, 2018, the Company had a working capital deficit of $1,208,361, net cash used in operations of $978,000, and an accumulated deficit of $25,018,786. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4: Segment reporting

Through July 31, 2018, the Company had two reportable segments: real estate and food products. On July 31, 2018, the real estate segment was spun-off into a separate public company, leaving the Company with only the food products segment (see Note 8).

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

At July 31, 2018 and October 31, 2017, there was $1,349,618 and $975,250 of convertible notes payable outstanding, respectively, net of discounts of $7,500 and $15,000, respectively. Additionally, at July 31, 2018, the Company was in default with respect to certain convertible notes as a result of not having sufficient shares of common stock available for issuance upon the conversion of such notes and certain cross-default provisions. The default provisions include 1) default interest rates ranging from 18% to 24% per annum, 2) daily fixed dollar penalties, and 3) an increase in the total amount due calculated by multiplying the aggregate of the then outstanding principal amount of the note, together with accrued and unpaid interest thereon, plus default interest and fixed dollar penalties by 200%. As of July 31, 2018, the principal amount of the notes together with interest accrued thereon and penalties totaled $855,398, consisting of $793,327 of default principal and $62,071 of default interest.

On December 21, 2017, the Company issued EMA Financial, LLC (“EMA”) a convertible note in the principal amount of $100,000 (the “EMA Note 2”). The EMA Note 2 accrues interest at a rate of 8% per annum and matures on December 21, 2018. Pursuant to the terms of the EMA Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to June 19, 2018 , subject to certain prepayment penalties. Pursuant to the terms of the EMA Note 2, the outstanding principal and accrued interest on the EMA Note 2 are convertible into shares of the Company’s common stock at the lower of: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date of such note, and (ii) 60% of either the lowest sale price for the common stock on the principal market during the fifteen consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower; provided, however, if the Company’s share price at any time loses the bid (as specified in the EMA Note 2), then the conversion price may, in EMA’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001, subject to the Company reducing the par value of its common stock; provided, further that, that if on the date of delivery of the conversion shares to EMA, or any date thereafter while conversion shares are held EMA, the closing bid price per share of common stock on the principal market on the trading day on which the common stock are traded is less than the sale price per share of common stock on the principal market on the trading day used to calculate the conversion price hereunder, then such conversion price shall be automatically reduced such that the conversion price shall be recalculated using the new low closing bid price (“Adjusted Conversion Price”) and shall replace the conversion price above, and EMA shall be issued a number of additional shares such that the aggregate number of shares EMA receives is based upon the Adjusted Conversion Price.

On December 28, 2017, the Company issued Power Up Lending Group Ltd. (“Power Up”) a convertible note in the principal amount of $53,000 (the “Power Up Note 6”). The Power Up Note 6 accrues interest at a rate of 8% per annum and matures on October 5, 2018. Pursuant to the terms of the Power Up Note 6, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to June 26, 2018, subject to certain prepayment penalties. Pursuant to the terms of the Power Up Note 6, the outstanding principal and accrued interest of the Power Up Note 6 are convertible into shares of the Company’s common stock at a discount rate of 39% of the average of the lowest three trading prices for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date.

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

On June 5, 2018, the Company issued Power Up a convertible note in the principal amount of $35,000 (the “Power Up Note 7”). The Power Up Note 7 accrues interest at a rate of 8% per annum and matures on March 30, 2019. Pursuant to the terms of the Power Up Note 7, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 2, 2018, subject to certain prepayment penalties. Pursuant to the terms of the Power Up Note 7, the outstanding principal and accrued interest of the Power Up Note 7 are convertible into shares of the Company’s common stock at a discount rate of 39% of the average of the lowest three trading prices for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date.

On July 5, 2018, the Company issued Power Up a convertible note in the principal amount of $53,000 (the “Power Up Note 8”). The Power Up Note 8 accrues interest at a rate of 8% per annum and matures on April 30, 2019. Pursuant to the terms of the Power Up Note 8, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to January 1, 2019, subject to certain prepayment penalties. Pursuant to the terms of the Power Up Note 8, the outstanding principal and accrued interest of the Power Up Note 8 are convertible into shares of the Company’s common stock at a discount rate of 42% of the average of the lowest two trading prices for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date.

On July 26, 2018, the Company issued Actus Fund, LLC (“Actus”) a convertible note in the principal amount of $137,250 (the “Actus Note 2”). The Actus Note 2 accrues interest at a rate of 8% per annum and matures on April 18, 2019. Pursuant to the terms of the Actus Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to January 22, 2019, subject to certain prepayment penalties. Pursuant to the terms of the Actus Note 2, the outstanding principal and accrued interest of the Actus Note 2 are convertible into shares of the Company’s common stock at a discount rate of 40% of the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date.

During the three months ended July 31, 2018, holders of convertible notes converted an aggregate of $545,547 of outstanding principal, $31,184 of accrued interest and $11,500 of associated professional fees into an aggregate of 1,145,215,919 shares of the Company’s common stock.

During the nine months ended July 31, 2018, the Company made a payment of $57,952 to Power Up to prepay the Power Up Note 3, which included a principal payment of $40,000 and an interest payment together with prepayment penalties of $17,952.

NOTE 6: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 1,625,000,000 shares consisting of 1,500,000,000 shares of common stock with a $0.001 par value per shares; of which 1,500,000,000 are outstanding at July 31, 2018 and 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 44,570,101 are outstanding at July 31, 2018, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at July 31, 2018 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 160,000 shares are outstanding at July 31, 2018. At July 31, 2018, the Company does not have any shares of common stock available for issuance, which triggered a default on certain convertible notes payable (see Note 5).

Common Stock

During the nine months ended July 31, 2018, holders of convertible notes converted an aggregate of $767,209 principal, $43,977 of accrued interest and $16,250 of associated professional fees into an aggregate of 1,248,092,927 shares of the Company’s common stock.

On January 29, 2018, the Company settled litigation with NestBuilder which resulted in the return and cancellation of 4,163,315 shares of the Company’s common stock on February 2, 2018.

As of July 31, 2018, there were warrants to purchase up to 17,786,467 shares of the Company’s common stock outstanding and approximately 369 million shares of the Company’s common stock which may dilute future EPS as a result of conversions of outstanding convertible promissory notes.

NOTE 7: COMMITMENTS AND CONTINGENCIES

In October 2017, we announced the execution of a definitive agreement that included significant contingencies to spin-off the real estate segment into a separate public company named NestBuilder. On July 31, 2018, all contingencies were met and all stockholders of record received, on a pro-rata basis, 1 share of NestBuilder for every 900 shares of the Company held in connection with the spin-off.

NOTE 8: DISCONTINUED OPERATIONS

Through July 31, 2018, we operated a real estate segment which generated revenue from service fees (video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The real estate segment was formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (RealBiz 360). The assets of these divisions were used to create a new suite of real estate products and services that created stickiness through the utilization of video, social media and loyalty programs. At the core of our programs was our proprietary video creation technology which allowed for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provided video search, storage and marketing capabilities on multiple platform dynamics for web, mobile and TV. Once a home, personal or community video was created using our proprietary technology, it could be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

As a result of the spin-off of the real estate segment, all related assets and liabilities are disclosed net as current assets and current liabilities within the consolidated balance sheets, and all related income and expenses are disclosed net as income (loss) from discontinued operations within the consolidated statements of operations and comprehensive income (loss).

The assets and liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	July 31, 2018			October 31, 2017
	(Unaudited)
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$80,969	$136,475	$217,444	$28,810	$251,301	$280,111
Marketable securities	27,727	—	27,727	—	—	—
Accounts receivable, net	146	1,127,655	1,127,801	9,564	812,748	822,312
Inventory	—	59,636	59,636	—	341,188	341,188
Prepaid expenses	3,300	95,955	99,255	3,300	—	3,300
Other assets	10,003	8,629	18,632	—	16,621	16,621
Total Current Assets	$122,144	$1,428,350	$1,550,494	$41,674	$1,421,858	$1,463,532

Liabilities
Current Liabilities
Accounts payable and accrued expenses	109,883	608,271	718,154	396,407	834,591	1,230,998
Interest payable	—	127,782	127,782	—	22,560	22,560
Due to officer	—	33,301	33,301	—	33,301	33,301
Note payable	—	530,000	530,000	—	—	—
Convertible notes payable, net	—	1,349,618	1,349,618	—	975,250	975,250
Total Current Liabilities	$109,883	$2,648,972	$2,758,855	$396,407	$1,865,702	$2,262,109

The revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	Three months ended
	July 31,
	2018			2017
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$70,016	$1,371,445	$1,441,461	$106,055	$1,048,576	$1,154,631
Cost of revenue	17,200	1,147,231	1,164,431	28,320	827,161	855,481
Gross Profit	52,816	224,214	277,030	77,735	221,415	299,150
Operating Expenses:
Salaries and benefits	23,482	55,347	78,829	35,187	161,954	197,141
Selling and promotions expense	26	-	26	1,301	-	1,301
Legal and professional fees	6,550	44,215	50,765	400	138,876	139,276
General and administrative	29,739	236,669	266,409	2,291	109,683	111,974
Total Operating Expenses	59,798	336,231	396,029	39,179	410,513	449,692
Operating (loss) income	(6,982)	(112,017)	(118,999)	38,556	(189,098)	(150,542)
Other Income (Expense):
Interest expense	(429)	(98,743)	(99,172)	(524)	(9,221)	(9,745)
Other income (expense)	159,832	92,577	252,409	-	-	-
Default principal increase on convertible notes payable	-	(793,327)	(793,327)	-	-	-
Total Other Income (Expense)	159,403	(799,493)	(640,089)	(524)	(9,221)	(9,745)
Income (loss) before income taxes	152,422	(911,510)	(759,088)	38,032	(198,319)	(160,287)
Income taxes	-	-	-	-	-	-
Net income (loss)	$152,422	$(911,510)	$(759,088)	$38,032	$(198,319)	$(160,287)

	Nine months ended
	July 31,
	2018			2017
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$216,316	$3,605,889	$3,822,204	$299,982	$2,033,644	$2,333,626
Cost of revenue	56,800	3,112,002	3,168,802	120,402	1,769,302	1,889,704
Gross Profit	159,516	493,887	653,403	179,580	264,342	443,922
Operating Expenses:
Salaries and benefits	82,326	382,437	464,763	141,123	834,283	975,406
Selling and promotions expense	824	-	824	5,494	965	6,459
Legal and professional fees	82,999	251,061	334,060	20,154	378,233	398,387
General and administrative	71,714	465,547	537,261	16,181	192,128	208,309
Total Operating Expenses	237,863	1,099,045	1,336,908	182,952	1,405,609	1,588,561
Operating (loss) income	(78,347)	(605,158)	(683,506)	(3,372)	(1,141,267)	(1,144,639)
Other Income (Expense):
Interest expense	(1,322)	(178,079)	(179,401)	(760)	(97,603)	(98,363)
Other income (expense)	338,855	(259,276)	79,579	-	(23,716)	(23,716)
Default principal increase on convertible notes payable	-	(793,327)	(793,327)	-	-	-
Total Other Income (Expense)	337,533	(1,230,682)	(893,149)	(760)	(121,319)	(122,079)
Income (loss) before income taxes	259,186	(1,835,841)	(1,576,655)	(4,132)	(1,262,586)	(1,266,718)
Income taxes		-	-	-	-	-
Net income (loss)	$259,186	$(1,835,841)	$(1,576,655)	$(4,132)	$(1,262,586)	$(1,266,718)

NOTE 9: BUSINESS DIVESTITURE

Effective May 1, 2018, Verus Foods MENA Limited (“Verus MENA”) sold its 25% common stock ownership in Gulf Agro Trading, LLC (“Gulf Agro”) to Verus Middle East General Trading, LLC (“VME”). As VME is a new legal entity, in consideration of its 25% common stock ownership in Gulf Agro, VME was assigned all contracts executed during a specified period of time including all future related revenue, in addition to retaining certain receivables and inventory which were previously paid to or belonged to Gulf Agro, and the forgiveness of $119,106 of payables, which resulted in a gain of $119,106 and is reflected within the other income (expense) section of our unaudited consolidated statements of operations and comprehensive income (loss). All remaining liabilities of Gulf Agro remained with Gulf Agro. This transaction benefited VME by providing VME with a broader license for product distribution, forgiveness of $119,106 of payables resulting in the aforementioned gain, and full control of all intellectual property rights.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by the Company or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2018 are those that depend most heavily on these judgments and estimates. As of July 31, 2018, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended July 31, 2018 compared to three months ended July 31, 2017

Continuing Operations

Revenue

Our revenue increased to $1,371,445 for the three months ended July 31, 2018, compared to $1,048,576 for the three months ended July 31, 2017, an increase of $322,869 or 31%. The increase is the result of reducing the order backlog with customers due to increased operational cash flows that allow us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $1,147,231 for the three months ended July 31, 2018, compared to $827,161 for three months ended July 31, 2017, representing an increase of $320,070 or 39%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses decreased to $336,231 for the three months ended July 31, 2018, compared to $410,513 for the three months ended July 31, 2017, a decrease of $74,282, or 18%. The decrease is primarily due to reduced headcount and legal fees as a result of the conclusion of certain litigation, partially offset by an increase in general and administrative expenses.

Other Income (Expense)

Our other expense, net, increased by $790,272 for the three months ended July 31, 2018. The increase is primarily the result of an increase in expense as a result of certain default provisions of our convertible notes payable.

Net Loss

We had a net loss of $911,510 for the three months ended July 31, 2018, compared to a net loss of $198,319 for the three months ended July 31, 2017, an increase of $713,191. The increase in net loss is primarily driven by the increase in other expense, partially offset by the decrease in operating expenses as disclosed above.

Discontinued Operations

Revenue

Our revenue decreased to $70,016 for the three months ended July 31, 2018, compared to $106,055 for the three months ended July 31, 2017, a decrease of $36,039 or 34%. The decrease is primarily a result of the continuing decline in our legacy virtual tour business.

Cost of Revenue

Cost of revenue totaled $17,200 for the three months ended July 31, 2018, compared to $28,320 for the three months ended July 31, 2017, representing an decrease of $11,120 or 39%. The decrease is primarily the result of reduction in lower server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses increased to $59,798 for the three months ended July 31, 2018, compared to $39,179 for the three months ended July 31, 2017, an increase of $20,619, or 53%. The increase is primarily due to an increased sales and marketing expense and higher general and administrative expenses.

Other Income (Expense)

Our other income (expense), net, increased by $159,927 for the three months ended July 31, 2018. The increase is primarily the result of a favorable legal settlement.

Net Income from Discontinued Operations

We had net income of $152,422 for the three months ended July 31, 2018, compared to net income of $38,032 for the three months ended July 31, 2017, an increase of $114,390. The increase in net income is primarily driven by the increase in other income, partially offset by the increase in operating expenses as disclosed above.

Nine months ended July 31, 2018 compared to nine months ended July 31, 2017

Continuing Operations

Revenue

Our revenue increased to $3,605,889 for the nine months ended July 31, 2018, compared to $2,033,644 for the nine months ended July 31, 2017, an increase of $1,572,245 or 77%. The increase is the result of nine months of revenue for the nine months ended July 31, 2018 compared to six months of revenue for the prior year period in addition to reducing the order backlog with customers due to increased operational cash flows that allow us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $3,112,002 for the nine months ended July 31, 2018, compared to $1,769,302 for the nine months ended July 31, 2017, representing an increase of $1,342,700 or 76%. The increase is a result of higher revenue and related product costs in addition to nine months of revenue for the nine months ended July 31, 2018 compared to six months of revenue for the prior year period.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses decreased to $1,099,045 for the nine months ended July 31, 2018, compared to $1,405,609 for the nine months ended July 31, 2017, a decrease of $306,564, or 22%. The decrease is primarily due to reduced headcount, reduced legal fees as a result of the conclusion of certain litigation, and non-recurring stock-based compensation expense recognized in January 2017 related to the Company hiring a new Chief Executive Officer, partially offset by an increase in general and administrative expenses.

Other Income (Expense)

Our other income (expense), net, increased by $1,109,363 for the nine months ended July 31, 2018. The increase is primarily the result of an increase in expense as a result of certain default provisions of our convertible notes payable, and a $189,483 payable as a result of a settlement of the Monaker litigation.

Net Loss

We had a net loss of $1,835,841 for the nine months ended July 31, 2018, compared to a net loss of $1,262,586 for the nine months ended July 31, 2017, an increase of $573,255. The increase in net loss is primarily driven by the increase in other expense, partially offset by the decline in operating expenses and the increase in gross profit as disclosed above.

Discontinued Operations

Revenue

Our total revenue decreased to $216,316 for the nine months ended July 31, 2018, compared to $299,982 for the nine months ended July 31, 2017, a decrease of $83,666 or 28%. The decrease is primarily the result of the continuing decline in our legacy virtual tour business.

Cost of Revenue

Cost of revenue totaled $56,800 for the nine months ended July 31, 2018, compared to $120,402 for the nine months ended July 31, 2017, a decrease of $63,602 or 53%. The decrease is primarily the result of a reduction in lower server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses increased to $237,863 for the nine months ended July 31, 2018, compared to $182,952 for the nine months ended July 31, 2017, an increase of $54,911. The increase is due to an increase in legal fees and general and administrative expenses, partially offset by a decrease in salary and benefit expenses.

Other Income (Expense)

Our other income (expenses), net, increased by $338,293 for the nine months ended July 31, 2018. The increase is primarily the result of certain legal settlements.

Net Income from Discontinued Operations

We had net income of $259,186 for the nine months ended July 31, 2018, compared to a net loss of $4,132 for the nine months ended July 31, 2017, an increase of $263,318. The increase is primarily driven by the increase in other income (expense), partially offset by the increase in operating expenses and decrease in gross profit as disclosed above.

Liquidity and Capital Resources

At July 31, 2018, the Company had $136,475 of cash and a working capital deficit of $1,208,361 as compared to cash of $251,301 and a working capital deficit of $798,577 at October 31, 2017.

Net cash used in operating activities was $978,000 for the nine months ended July 31, 2018 as compared to net cash used in operating activities of $740,090 for the nine months ended July 31, 2017.

We did not have any cash used in or provided by investing activities during the nine months ended July 31, 2018 or July 31, 2017.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the nine months ended July 31, 2018, we had $790,250 of net cash provided by financing activities of continuing operations as compared to $794,360 during the nine months ended July 31, 2017. Our continued operations primarily depends upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of July 31, 2018.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated unaudited financial statements for the quarter ended July 31, 2018, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited consolidated financial statements for the quarter ended July 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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
September 24, 2018

