Form 10-K
period 2018-10-31
VERUS INTERNATIONAL, INC.
filed 2019-03-19
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 001-34106

VERUS INTERNATIONAL, INC.

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

[  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

[  ] Yes [X] No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of April 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.2 million.

As of March 13, 2019, 1,500,000,000 shares of common stock were issued and outstanding.

Documents Incorporated by Reference:

None.

Verus International, Inc.

Form 10-K

2

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Verus International, Inc. (the “Company”) cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company or any other person that the Company will achieve its objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

PART I

ITEM 1. BUSINESS

Overview

Until July 31, 2018, we operated a real estate segment which generated revenue from service fees (for video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The real estate segment was formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our television media contracts division (Home Preview Channel /Extraordinary Vacation Homes); and (iii) our Real Estate Virtual Tour and Media group division (RealBiz 360). The assets of these divisions were used to create a new suite of real estate products and services that created stickiness through the utilization of video, social media and loyalty programs. At the core of our programs was our proprietary video creation technology which allowed for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provided video search, storage and marketing capabilities on multiple platform dynamics for web, mobile and television. Once a home, personal or community video was created using our proprietary technology, it could be published to social media, emailed or distributed to multiple real estate websites, broadband or television for consumer viewing.

We entered into a Contribution and Spin-off Agreement with NestBuilder.com Corp., a Nevada corporation (“NestBuilder”), on October 27, 2017, as amended on January 28, 2018, whereby, effective as of August 1, 2018, we spun off our real estate division into NestBuilder. Since August 1, 2018, we, through our wholly-owned subsidiary, Verus Foods, Inc. (“Verus Foods”), an international supplier of consumer food products, are focused on international consumer packaged goods, foodstuff distribution and wholesale trade. Our fine food products are sourced in the United States and exported internationally. We market consumer food products under our own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, in 2017, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical. During 2018, we added cold-storage facilities, and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff with the goal to create vertical farm-to-market operations. Verus has also begun to explore new consumer packaged goods (“CPG”) non-food categories, such as cosmetic and fragrances, for future product offerings.

We currently have a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates (“UAE”), Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. The Company’s long-term goal is to source goods and generate international wholesale and retail CPG sales in North and South America, Europe, Africa, Asia, and Australia.

In December 2016, Verus Foods entered into a sales contract pursuant to which Verus Foods may sell certain meat products for an aggregate sale price of up to approximately $79 million. As of October 31, 2018, the Company has sold approximately $8,200,000 in products pursuant to the sales contract. In addition, in August 2017, Verus Foods entered into a two-year exclusive distribution agreement whereby Verus Foods will purchase certain Disney-branded juice products and will distribute the same in the UAE and Oman.

Government Regulation

We are subject to the laws and regulations in the countries in which we operate.

Our food products are subject to local, national and multinational regulations related to labeling, health and nutrition claims, packaging, pricing, marketing and advertising, privacy and related areas. In addition, various jurisdictions regulate our operations by licensing and inspecting the manufacturing plants and facilities of our suppliers, enforcing standards for select food products, grading food products, and regulating trade practices related to the sale and pricing of our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental review.

Examples of laws and regulations that affect our business include selective food taxes, labeling requirements such as front-of-pack labeling and nutrient profiling, marketing restrictions, potential withdrawal of trade concessions as dispute settlement retaliation and sanctions on sales or sourcing of raw materials. We will continue to monitor developments in laws and regulations.

In addition, we are subject to U.S. and foreign anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) which prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We are also subject to the Export Sales Reporting Program of the United States Department of Agriculture (“USDA”) which monitors U.S. agricultural export sales on a daily and weekly basis. The program requires U.S. exporters to report sales of certain commodities to the Foreign Agricultural Service of the USDA on a weekly basis. Commodities currently covered by the program include wheat, wheat products, barley, corn, grain sorghum, oats, rye, rice, soybeans, soybean cake and meal, soybean oil, cotton, cottonseed, cottonseed cake and meal, cottonseed oil, sunflowerseed oil, flaxseed, linseed oil, cattle hides and skins, beef and pork. In addition to the weekly requirement, daily reporting is required when a single exporter sells 100,000 metric tons or more of wheat, corn, grain sorghum, barley, oats, soybeans, soybean cake or soybean meal, or 20,000 metric tons or more of soybean oil, to a single destination on a single day. In addition to the foregoing, we must comply with The Office of Foreign Assets Control trade sanctions. The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals targeted against foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction and other threats to national security, foreign policy or economy of the United Stated.

Our failure to comply with any of the foregoing regulations or regulations that we may be subject to may be punishable by civil penalties, including fines, denial of export privileges, injunctions and asset seizures as well as criminal fines and imprisonment.

Market and Competition

We generate a majority of our revenue from food imported into the GCC countries of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The GCC has highly developed wholesale, grocery, and retail infrastructures that attract thousands of brands from around the world. According to A.T. Kearney, there are approximately 600 food distributors in the GCC. According to a 2017 report published by Alpen Capital, food imports into the GCC are expected to reach $53.1 billion by 2020. In addition, according to Global Islamic Economy Gateway, imports account for about 78% of food consumed in the GCC.

In the branded product space, management believes that our key competitors include The Savola Group and Almarai which are based in Saudi Arabia; Americana Quality which is based in Kuwait; and Al Islami Foods which is based in the UAE, which currently ranks as the world’s largest Halal food vendor, with more than 80 frozen and specialty lines. In addition to the foregoing, we also compete with recognized international brands from multi-line companies such as Nestle and Mondelez International.

Although many of our competitors have greater financial, distribution and marketing resources than us, management believes there are many food categories and niches in which we can successfully compete in this highly-fragmented market. In addition, we focus on the regional sensitivities and dietary requirements of the markets we export products to. We offer both Verus Foods-branded products along with products from other brands, particularly from brands that desire to enter the GCC market, but lack the infrastructure or resources to do so. In addition to the foregoing, management believes that we are one of the only U.S. based public companies operating in the GCC that can provide its own branded products and also act as a distributor for other brands across all of the major food sales categories. Management believes that a majority of the suppliers in this space are either non-U.S. based, private companies or are public entities with a narrow focus on their own brands.

Employees

As of March 13, 2019, the Company had 4 full-time employees and 5 part-time employees.

Corporate History

We were incorporated in the state of Delaware under the name Spectrum Gaming Ventures, Inc. on May 25, 1994. On October 10, 1995, we changed our name to Select Video, Inc. On October 24, 2007, we filed a Certificate of Ownership with the Delaware Secretary of State whereby Webdigs, Inc., our wholly-owned subsidiary, was merged with and into us and we changed our name to Webdigs, Inc.

On October 9, 2012, we consummated a share exchange (the “Exchange Transaction”) with Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.), a Nevada corporation (“Monaker”) pursuant to which we received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”) in consideration for the issuance of 93 million shares of our newly designated Series A Convertible Preferred Stock to Monaker. Attaché owned approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). As a condition to the closing of the Exchange Transaction, on October 3, 2012, we filed a Certificate of Ownership with the Delaware Secretary of State whereby RealBiz Media Group, Inc., our wholly-owned subsidiary, was merged with and into us and we changed our name to RealBiz Media Group, Inc.

We entered into a Contribution and Spin-off Agreement with NestBuilder on October 27, 2017, as amended on January 28, 2018, whereby, effective as of August 1, 2018, we spun off our real estate division into NestBuilder. All of our stockholders as of July 2, 2018, the record date, which held their shares as of July 20, 2018, the ex-dividend date, received one share of NestBuilder common stock for each 900 shares of our Company owned.

On May 1, 2018, Verus Foods MENA Limited (“Verus MENA”) entered into a Share Purchase and Sale Agreement with a purchaser (the “Purchaser”) pursuant to which Verus MENA sold 75 shares (the “Gulf Agro Shares”) of Gulf Agro Trading, LLC (“Gulf Agro”), representing 25% of the common stock of Gulf Agro to the Purchaser. In consideration for the Gulf Agro Shares, the Purchaser was assigned certain contracts executed during a specified period of time.

Effective October 16, 2018, we changed our name from RealBiz Media Group, Inc. to Verus International, Inc. and our ticker symbol to “VRUS”.

ITEM 1A. RISK FACTORS

An investment in our securities involves significant risks. Before deciding to invest in our securities, you should carefully consider each of the following risk factors and all of the other information set forth in this document. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have no history of profitability.

We commenced operations in 1994 and to date have not generated any profit. We do not have a significant operating history which would provide you with meaningful information about our past or future operations. The Company has not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ended October 31, 2018 and there is significant risk to the survival of the Company.

There is substantial doubt about our ability to continue as a going concern.

We have had net losses of $2,842,292 and $1,278,209 for the years ended October 31, 2018 and 2017, respectively. Furthermore, we had a working capital deficit of $1,573,851 as of October 31, 2018. Since the financial statements were prepared assuming that we would continue as a going concern, these conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing new products and services, this diminishes our ability to accurately forecast our revenues and expenses. We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses and/or obtain necessary financing. If we are unable to generate sufficient revenues, limit our expenses and/or obtain necessary financing, we may be forced to curtail or cease operations.

We will require additional financing in the future to fund our operations.

We will need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations.

Our indebtedness and liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.

Our existing indebtedness may adversely affect our operations and limit our growth, and we may have difficulty repaying our debt when due. If market or other economic conditions deteriorate, our ability to comply with covenants contained in our debt instruments may be impaired. If we violate any of the restrictions or covenants set forth in our debt instruments, all or a significant portion of our indebtedness may become immediately due and payable. Our inability to make payments on our indebtedness when due may have a material adverse effect on our operations and financial condition.

We depend on a small number of customers and the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.

For the year ended October 31, 2018, approximately 84% of accounts receivable were concentrated with six customers and approximately 64% of revenues were concentrated with five customers. We expect that our top six and five customers will begin to account for a less significant portion of our accounts receivable and revenues, respectively, for the foreseeable future due to product expansion with different customers. For the year ended October 31, 2017, approximately 64% of accounts receivable were concentrated with four customers and approximately 60% of revenues were concentrated with four customers. The loss of one or more of our top four customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition.

Our reliance on distributors and retailers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors and retailers. Most of our distributors and retailers sell and distribute competing products and our products may represent a small portion of their businesses. The success of our distribution network will depend on the performance of the distributors and retailers. There is a risk that the retailers and distributors that we engage may not adequately perform their functions by, among other things, failing to distribute our products or positioning our products in localities that may not be receptive to our products. Our ability to incentivize, motivate and retain distributors to manage and sell our products is affected by competition from other food companies that have greater resources than we do. To the extent that our distributors and retailers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and results of operations could be adversely affected. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect the distribution, marketing and sales activities related to our products.

Our ability to maintain and expand our distribution network and attract additional distributors and retailers will depend on a number of factors, some of which are outside our control. Some of these factors include:

●	the level of demand for our brand and products in a particular geographic location;
●	our ability to price our products at levels competitive with those of our competitors; and
●	our ability to deliver products in the quantity and at the time requested by distributors and retailers.

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution which could have a material adverse effect on our results of operation and financial condition.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, for seasonal promotions and in new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory, we may not be able to satisfy demand on a short-term basis. Alternatively, if we overestimate demand for our products, we may have too much inventory on hand, which may result in higher storage costs and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our brand and our relationship with our customers which would adversely affect our operating results and financial condition.

If we do not continually enhance our brand recognition, increase distribution of our products, attract new customers and introduce new products, either on a timely basis or at all, our business may suffer.

The food industry is subject to rapid and frequent changes in consumer demands. Because consumers in this industry are constantly seeking new products, our success relies heavily on our ability to continue to market new products. We may not be successful in introducing or marketing new products on a timely basis, if at all. If we are unable to commercialize new products, our revenue may not grow as expected, which would adversely affect our business, financial condition and results of operations.

Any damage to our brand or reputation could adversely affect our business, financial condition and results of operations.

We must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce our value and damage our business. For example, negative third-party reports regarding our products, whether accurate or not, may adversely impact consumer perceptions. In addition, if we are forced, or voluntarily elect, to recall certain products, the public perception of the quality of our food may be diminished. We may also be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding other aspects of our business, such as public health concerns, illness and safety. This negative publicity could adversely affect our brand and reputation which would have a material adverse effect on our business and financial condition.

We have no long-term contracts with our customers which require our customers to purchase a minimum amount of our products. The absence of long-term contracts could result in periods during which we must continue to pay costs and service indebtedness without revenues.

We do not have long-term contacts with our customers which require our customers to purchase a minimum amount of our products. Accordingly, we could have periods during which we have no or limited orders for our products, which will make it difficult for us to operate as we will have to continue paying our expenses and servicing our debt. We cannot provide assurance that we will be able to timely locate new customers, if at all. The periods in which we have no or limited purchase orders for our products could have a material adverse effect on our business and financial condition.

Severe weather conditions and natural disasters may affect manufacturing facilities and distribution activities which may negatively impact the operating results of our business.

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

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability including retaliation, war, and civil unrest in the countries in which we operate. Moreover, consumers in different countries may have varying tastes, preferences and nutritional opinions. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

Doing business outside the United States requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act (“FCPA”) and the Export Sales Reporting Program. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. Our continued expansion outside the United States and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA violations in the future. We have operations and deal with governmental clients in countries known to experience corruption, including certain emerging countries in the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or third parties that we engage that could be in violation of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to our control. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption laws. In addition, we are subject to the Export Sales Reporting Program which monitors U.S. agricultural export sales on a daily and weekly basis and must comply with OFAC trade sanctions. Violations of anti-corruption, export and other regulations we may be subject to may be punishable by civil penalties, including fines, denial of export privileges, injunctions and asset seizures as well as criminal fines and imprisonment.

Disruptions in the worldwide economy may adversely affect our business, financial condition and results of operations.

Adverse and uncertain economic conditions may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, distributors, retailers and consumers may suffer. Consumers may shift to purchasing lower-priced products during economic downturns, making it more difficult for us to sell our premium products. During economic downturns, it may be more difficult to persuade existing consumers to continue to use our brand or persuade new consumers to select our brand without price promotions. Furthermore, during economic downturns, distributors and retailers may reduce their inventories of our products. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our results of operation and financial condition.

We purchase substantially all of our food products from a limited number of regions and from a limited number of suppliers. Price increases and shortages in food products could adversely affect our operating results.

We purchase substantially all of our food products from a limited number of regions around the world or from a limited number of suppliers. Increases in the prices of the food products which we purchase could adversely affect our operating results if we were unable to fully offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we can not obtain sufficient food products or our suppliers cease to be available to us, we could experience shortages in our food products or be unable to meet our commitments to customers. Alternative sources of food products, if available, may be more expensive. Any such failure to supply or delay caused by our supplies may have a material adverse effect on our operating results.

Price increases may not be sufficient to cover increased costs, or may result in declines in sales volume due to pricing elasticity in the marketplace.

We may be able to pass some or all input costs to our customers by increasing the selling price of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes sufficiently, or in a timely manner, to offset increased input costs, including packaging, freight, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.

We operate in a highly competitive industry.

The food industry is intensely competitive and consolidation in this industry continues. We face competition in the areas of brand recognition, taste, quality, price, advertising/promotion, convenience and service. A number of our competitors are larger than us and have substantial financial, marketing and other resources as well as substantial international operations. In addition, reduced barriers to entry and easier access to funding are creating new competition. Furthermore, in order to protect our existing market share or capture increased market share in this highly competitive environment, we may be required to increase expenditures for promotions and advertising, and must continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could impact our operating results. In addition, we may incur increased credit and other business risks because we operate in a highly competitive environment.

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

We may be subject to significant liability and may have to recall our products if the consumption of any food product manufactured or marketed by us causes injury, illness or death. Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could materially adversely affect our business, operating results and financial condition.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of bacterial contamination, foreign objects, substances, chemicals, other agents or residues introduced during production processes. Our food products may also be subject to product tampering, contamination or spoilage or be mislabeled or otherwise damaged which may result in a product recall.

We are dependent on our third-party manufacturers for compliance with rules and regulations with respect to production of many of our products. Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could material adverse effect on our business, results of operations and financial condition.

The food industry has been subject to a growing number of claims, including class action lawsuits based on the nutritional content of food products as well as disclosure and advertising practices. In the future we may face these types of claims and proceedings and, even if we are successful in defending these claims, publicity about these matters may harm our reputation and adversely affect our results. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations, which could have a material adverse effect on our performance. Furthermore, a significant judgment could materially and adversely affect our financial condition or results of operations.

Outbreaks of disease among livestock and poultry flocks could harm our revenues and operating margins.

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

In connection with the audit of our consolidated financial statements as of and for the year ended October 31, 2018, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, we identified a material weakness relating to the lack of segregation of duties due to the small size of our accounting staff. Although we need to take measures to fully mitigate such material weakness, the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and materially and adversely impact our business and financial condition.

Certain provisions of the Delaware General Corporation Law (“DGCL”), our Amended and Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”), and our Amended and Restated Bylaws (“Bylaws”) may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Our Certificate of Incorporation authorizes us to issue up to 125,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Certificate of Incorporation, Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the Certificate of Incorporation, Bylaws and Delaware law, as applicable, among other things:

●	provide the board of directors with the ability to alter the Bylaws without stockholder approval;
●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum; and
●	provide that special meetings of stockholders may be called only by our board.

Our management controls a large block of our voting capital stock that will allow them to control us.

As of March 13, 2019, members of our management team beneficially own approximately 65.32% of our outstanding voting capital. As a result, management may have the ability to control substantially all matters submitted to our stockholders for approval including:

●	election of our board of directors;
●	removal of any of our directors;
●	amendment of our Certificate of Incorporation or Bylaws; and
●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Any additional investors will own a minority percentage of our voting capital stock and will have minority voting rights.

Risks Relating to Our Securities

Our Certificate of Incorporation grants our board of directors, without any action or approval by our stockholders, the power to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of our common stock.

The total number of shares of all classes of stock that the Company has the authority to issue is 1,625,000,000 shares consisting of: (i) 1,500,000,000 shares of common stock, par value $0.001, of which 1,500,000,000 shares are issued and outstanding as of March 13, 2019 and (ii) 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred Stock, of which 44,570,101 are outstanding as of March 13, 2019 (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, none of which are outstanding as of March 13, 2019 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 455,801 shares are outstanding as of March 13, 2019. Each share of common stock is entitled to cast one vote per share on all matters submitted to holders of common stock, each share of Series A Preferred Stock is entitled to cast 0.05 vote per share on matters submitted to the holders of common stock, and each share of Series C Preferred Stock is entitled to cast 10,000 votes per share on matters submitted to the holders of common stock.

Pursuant to authority granted by our Certificate of Incorporation and applicable state law, our board of directors, without any action or approval by our stockholders, may issue preferred stock in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the holders of shares of our common stock. The designation and issuance of shares of capital stock having preferential rights could materially adversely affect the rights of the holders of our common stock. In addition, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders.

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

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

We have never paid cash dividends and have no plans to pay cash dividends in the future

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our capital stock and we do not expect to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our capital stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

If we fail to remain current in our reporting requirements, we could be removed from the OTC Pink which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

As a company listed on the OTC Pink and subject to the reporting requirements of the Exchange Act, we must be current with our filings pursuant to Section 13 or 15(d) of the Exchange Act in order to maintain price quotation privileges on the OTC Pink. If we fail to remain current in our reporting requirements, we could be removed from the OTC Pink. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock could be subject to extreme volatility.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, and unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock and wide bid-ask spreads. These fluctuations may have a negative effect on the market price of our common stock. In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may have a material adverse affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

On April 11, 2017, we entered into a sublease with Buchanan Partners, LLC, pursuant to which we lease offices at 9841 Washingtonian Blvd, #390, Gaithersburg, MD 20878. We currently lease our office which consists of 2,798 square feet for $7,204.85 per month. Each year, our rent will increase by approximately 3% such that: (i) from April 1, 2019 until March 2020, we will pay $7,421.00 per month; (ii) from April 1, 2020 until March 2021, we will pay $7,643.63 per month; and (iii) from April 1, 2021 until December 31, 2021, we will pay $7,872.93 per month. The term of the lease shall expire on December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this report, except as set forth herein, management believes that there are no claims against us, which it believes will result in a material adverse effect on our business or financial condition.

On May 11, 2016, we filed a lawsuit in the United States District Court for the Southern District of Florida against Monaker seeking collection of the balance owed to us, in the amount of $1,287,517, for advances on operating expenses and various debt obligation conversions to and from Monaker and the Company. On December 22, 2017, we entered into a settlement agreement (the “Settlement Agreement”) pursuant to which Monaker paid NestBuilder funds as part of the settlement, and we filed a joint stipulation of dismissal with prejudice with respect to the lawsuit.

In December 2016, Monaker filed a lawsuit against us in Eleventh Circuit Federal Court seeking an injunction against our action to cancel 44,470,101 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and 10,559,890 shares of common stock which were issued to Monaker. In addition, Monaker sought to reverse the cancellation of such shares in their entirety. On January 15, 2017, the Court denied Monaker’s motion for a preliminary injunction. Pursuant to the terms of the Settlement Agreement, we agreed to issue Monaker 44,470,101 shares of Series A Preferred Stock and 10,559,890 shares of common stock and we filed a joint stipulation of dismissal with prejudice with respect to the lawsuit.

On April 5, 2017, Alex Aliksanyan filed a lawsuit against us in the Circuit Court of Maryland seeking injunctive relief compelling the spin-off of the assets of our former real estate division. A trial was held on August 30, 2017, after which the court ordered us to proceed with the spin-off and denied other claims. We entered into a Contribution and Spin-off Agreement with NestBuilder on October 27, 2017, as amended on January 28, 2018, whereby, effective as of August 1, 2018, we spun off our real estate division into NestBuilder. All of our stockholders as of July 2, 2018, the record date, which held their shares as of July 20, 2018, the ex-dividend date, received one share of NestBuilder common stock for each 900 shares of our Company owned. The judgment has been satisfied and the matter was dismissed on February 13, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Since October 16, 2018, our common stock has been listed on the OTC Pink tier of the OTC Markets under the symbol “VRUS”. Prior to October 16, 2018, our common stock was listed on the following tiers of the OTC Markets under the following symbols: (i) we began trading on the OTC Markets (on the Grey Market) on October 14, 2008 under the symbol “WBDG”; (ii) on November 10, 2008, our common stock began trading under the symbol “WBDG” on the OTCQB; (iii) on September 21, 2011, our common stock began trading under the symbol “WBDG” on the OTC Pink tier of the OTC Markets; (iv) on June 6, 2012, our common stock began trading under the symbol “WBDG” on the OTCQB; (v) on November 2, 2012, we changed our symbol to “RBIZ”; and (vi) on April 10, 2018, our common stock began trading under the symbol “RBIZ” on the OTC Pink tier of the OTC Markets. As of March 13, 2019 we had 437 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. Instead, we intend to use any earnings for future acquisitions and expanding our business.

Securities Authorized for Issuance under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)(2)	—	$10.00	33,160,000
Total	—	$10.00	33,160,000

(1)	On July 24, 2015, our board of directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”).

(2)	See Note 7 to the consolidated financial statements for more information on restricted stock grants.

2015 Stock Incentive Plan

Purpose

On July 24, 2015, our board of directors adopted the 2015 Plan. The purpose of our 2015 Plan is to further align the interests of employees, directors, and non-employee consultants with those of our stockholders. The 2015 Plan is also intended to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent.

Authorized Shares

The 2015 Plan authorizes the issuance of 33,520,000 shares of common stock, subject to adjustment. As of October 31, 2018, we have issued 360,000 shares of common stock under the 2015 Plan.

Administration

Our board of directors administers the 2015 Plan and has full power to grant awards including stock options and stock awards pursuant such plan. In addition, the board of directors has the authority to, among other things, (i) determine the persons eligible to participate in the 2015 Plan, and (ii) the terms of the awards including, but not limited to, (A) time or times at which, awards may be granted, (B) the number of shares, units or other rights subject to each award, (C) the exercise or purchase price of an award (if any), (D) the time or times at which an award will become vested or exercisable, (E) the performance goals and other conditions of an award and (F) the duration of the award. The board of directors also has discretionary authority to interpret the 2015 Plan and to make all other determinations necessary or advisable for administration of the 2015 Plan.

Stock Options

The board of directors may grant eligible participants incentive stock option and nonqualified stock options under the 2015 Plan. The exercise price of options granted under the 2015 Plan may not be less than 85% of the fair market value of our common stock on the date of grant; provided, however, that the exercise price for a participant who owns more than 10% of the voting power of all classes of our outstanding stock shall not be less than 110% of the fair market value of our common stock on the date of grant. The term of a stock option may not exceed 10 years. The board of directors will determine the methods of payment of the exercise price of an option, which may include cash, shares or other form of payment acceptable to the board of directors.

Stock Awards

The board of directors may grant eligible participants restricted stock awards. The deemed issuance price of shares of common stock subject to each stock award shall not be less than 85% of the fair market value of our common stock on the date of grant; provided, however, that the deemed issuance price of shares of common stock subject to each stock award shall not be less than 100% of the fair market value of our common stock on the date of grant for a participant who owns more than 10% of the voting power of all classes of our outstanding stock.

Plan Amendment or Termination

The 2015 Plan expires ten years from the date of adoption by the board of directors. In addition, the board of directors at any time and from time to time and in any respect, amend or modify the 2015 Plan.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. To the extent that this Annual Report on Form 10-K contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements and thus you should not unduly rely on these statements.

General Overview

In 2017, we decided to strategically pivot our business model and entered the global food business. We also decided that the real estate business model would best be served in a separate company. In connection with our entrance into the global food market, in January 2017 we underwent a management restructuring and appointed Anshu Bhatnagar as our Chief Executive Officer to leverage his experience in the global food business. In addition, we entered into a Contribution and Spin-off Agreement with NestBuilder on October 27, 2017, as amended on January 28, 2018, whereby, effective as of August 1, 2018, we spun off our real estate division into NestBuilder. Since August 1, 2018, we, through our wholly-owned subsidiary, Verus Foods, an international supplier of consumer food products, are focused on international consumer packaged goods, foodstuff distribution and wholesale trade. We market consumer food products under our own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, in 2017, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical. During 2018, we added cold-storage facilities, and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff, with the goal to create vertical farm-to-market operations. Verus has also begun to explore new CPG non-food categories, such as cosmetic and fragrances, for future product offerings.

Results of Operations

Continuing Operations

Revenues

Our revenue increased to $5,802,037 for the year ended October 31, 2018, compared to $2,888,094 for the year ended October 31, 2017, an increase of $2,913,943 or 101%. The increase is the result of twelve months of food service revenue for the year ended October 31, 2018 compared to nine months of food service revenue for the prior year period, in addition to reducing the order backlog with customers due to increased operational cash flows that allow us to procure additional products for sale.

Cost of Revenues

Cost of revenue totaled $5,053,453 for the year ended October 31, 2018, compared to $2,510,621 for the year ended October 31, 2017, representing an increase of $2,542,832 or 101%. The increase is a result of higher revenue and related product costs in addition to twelve months of food service revenue for the year ended October 31, 2018 compared to nine months of food service revenue for the prior year period.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses increased to $1,659,081 for the year ended October 31, 2018, compared to $1,596,784 for the year ended October 31, 2017, an increase of $62,297, or 4%. The increase is primarily due to stock-based compensation expense recognized during 2018 related to the Company’s Chief Executive Officer and an increase in general and administrative expenses, partially offset by reduced headcount and reduced legal fees as a result of the conclusion of certain litigation.

Other Income (Expenses)

Our other expense, net, increased by $2,004,591 for the year ended October 31, 2018. The increase is primarily the result of increases in expense as a result of certain default provisions of our convertible notes payable, loss on settlement of the Monaker litigation, and interest expense.

Net Loss from Continuing Operations

We had a net loss of $3,083,478 for the year ended October 31, 2018, compared to a net loss of $1,387,700 for the year ended October 31, 2017, an increase of $1,695,778. The increase in net loss is primarily driven by the increase in other expense, partially offset by the decline in operating expenses and the increase in gross profit.

Discontinued Operations

Revenue

Our total revenue decreased to $216,316 for the year ended October 31, 2018, compared to $386,179 for the year ended October 31, 2017, a decrease of $169,863 or 44%. The decrease is primarily the result of the continuing decline in our legacy virtual tour business and only nine months of revenue in 2018 due to the spin-off which was effective August 1, 2018.

Cost of Revenue

Cost of revenue totaled $56,800 for the year ended October 31, 2018, compared to $145,299 for the year ended October 31, 2017, a decrease of $88,499 or 61%. The decrease is primarily the result of a reduction in lower server costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, selling and promotions, legal and professional fees and general and administrative expenses decreased to $237,863 for the year ended October 31, 2018, compared to $300,117 for the year ended October 31, 2017, a decrease of $62,254 or 21%. The decrease is due to a decrease in salary and benefit expenses, partially offset by an increase in legal fees.

Other Income (Expense)

Our other income, net, increased by $168,805 for the year ended October 31, 2018. The increase is primarily the result of certain legal settlements.

Net Income from Discontinued Operations

We had net income of $259,186 for the year ended October 31, 2018, compared to net income of $109,491 for the year ended October 31, 2017, an increase of $149,695. The increase is primarily driven by the increase in other income (expense) and the decrease in operating expenses, partially offset by a decrease in gross profit.

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2018, we had $28,554 of cash on-hand, a decrease of $222,747 from $251,301 as of October 31, 2017.

Net cash used in operating activities was $1,070,299 for the year ended October 31, 2018, an increase of $118,089 from $952,210 used during the year ended October 31, 2017. This increase was primarily due to an increased net loss for the year ended October 31, 2018 as a result of the increased operating costs associated with the addition of the Food Products segment in January 2017.

Net cash used in investing activities was $15,622 for the year ended October 31, 2018, compared to $0 for the year ended October 31, 2017. This increase was due to the investment in fixed assets.

Net cash provided by financing activities decreased by $300,610 to $790,250 for the year ended October 31, 2018, compared to $1,090,860 for the year ended October 31, 2017. This decrease was primarily due to decreases in proceeds from issuances of Preferred Stock and convertible promissory notes, coupled with increases in payments toward convertible promissory notes.

Critical Accounting Policies

We have identified the policies below as critical to our understanding of the results of our business operations. We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 — “Summary of Significant Accounting Policies” included in the Notes to Consolidated Financial Statements.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. The Company has recorded a full valuation allowance for its net deferred tax assets as of October 31, 2018 and 2017 because realization of those assets is not reasonably assured.

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

The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2018 and 2017.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the year ended October 31, 2018 and 2017 includes compensation cost for restricted stock awards and stock options. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted as of the grant date.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $0 and $45,933 as of October 31, 2018 and 2017, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of October 31, 2018. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. In order to further strengthen our internal controls, we have hired an Assistant Manager of Accounting and Finance, which we believe will assist us in improving internal controls by ensuring accurate and reliable information and compliance with financial and operational requirements. As we grow, we expect to increase our number of employees, which should enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our audited consolidated financial statements for the year ended October 31, 2018, included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated audited financial statements for the year ended October 31, 2018 are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller companies face additional limitations. Smaller companies employ fewer individuals and find it difficult to properly segregate duties. Smaller companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of October 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Detailed support for certain transactions were not maintained. Although the Company intends to appoint a full-time Chief Financial Officer, in the interim, the Company has appointed an interim Chief Financial Officer, who brings significant public company experience to the Company and has begun to remedy the weakness in our internal control over financial reporting.

Attestation Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to the rules of the SEC for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Other Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of March 13, 2019.

Name	Age	Position(s)

Anshu Bhatnagar	45	Chief Executive Officer and Chairman

Michael O’Gorman	63	Director

Thomas Butler Fore	52	Director

Biographies for the members of our Board of Directors and our management team are set forth below.

Anshu Bhatnagar – Chief Executive Officer and Chairman

Anshu Bhatnagar has served as our Chief Executive Officer and Chairman of our board of directors since January 2, 2017. In addition, Mr. Bhatnagar is a food distribution veteran and previously was the Chief Executive Officer of American Agro Group, an international trading and distribution company that specialized in exporting agricultural commodities and food products from May 2012 to January 2016. Mr. Bhatnagar was also a Managing Member of Blue Capital Group, a real estate oriented multi-family office focused on acquiring, developing, and managing commercial real estate as well as investing in operating businesses from January 2008 to December 2016. He has also owned NS operated other successful businesses in technology, construction and waste management. We believe Mr. Bhatnagar is qualified to serve as a member of our board because of his extensive business experience including his experience in the food industry.

Michael O’Gorman – Director

Michael O’Gorman has served as a member of our board of directors since August 11, 2017. Mr. O’Gorman has over 35 years of successful food brokerage, food manufacturing, project management, finance and legal experience in the international arena. Since 1982 Mr. O’Gorman has served as Chairman and Chief Executive Officer of Crassus Group of companies, including entities whose subsidiaries specialize in sourcing and marketing all natural, healthy food and consumer products. In addition, from 1976 to 1979 he served as Chief of Staff in both the House of Representatives and U.S. Senate. Mr. O’Gorman has firsthand experience with agriculture since he owned and operated a 252-acre farm where he raised both crops and Black Angus cattle. Mr. O’Gorman has spent a number of years working at major international law firms as well serving as a Member of the Corporate Law Department, Director of Litigation Support Group of Peabody International Corporation from 1979 to 1986. Mr. O’Gorman received his JD with a concentration in international law from the University of Connecticut, MBA in international finance from Fairleigh Dickinson University and BS in organic chemistry from St. Peters College. We believe Mr. O’Gorman is qualified to serve as a member of our board because of his experience in agriculture and the food industry.

Thomas Butler Fore – Director

Thomas Butler Fore has served as a member of our Board since August 11, 2017. Mr. Fore is a multi-faceted entrepreneur and executive with experience in numerous categories of business, including real estate, media, personal care products and fashion. Since 2007, Mr. Fore has served as Chief Executive Officer of Sora Development, an award-winning real estate development firm focused on large mixed-use projects with a specialty in public-private partnerships. In addition, from 2012 he has served as Chief Executive Officer of Tiderock Media, a film production company and in 2014 he founded Digital2go Media Networks where he also serves as a member of its board. Mr. Fore is also involved as an advisor and partner in numerous other enterprises in media, real estate and consumer products. Mr. Fore received his BA from Towson University. We believe Mr. Fore is qualified to serve as a member of our board because of his background and experience in the consumer products industry.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Corporate Governance

Board Committees

We presently do not have an audit committee, compensation committee or nominating and corporate governance committee or committee performing similar functions, as management believes that the Company is in an early stage of development to form an audit, compensation, or nominating committee. The board of directors acts in place of such committees. The Company currently does not have an audit committee financial expert for the same reason that it does not have board committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2018, all of the Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis except as set forth below.

●	Anshu Bhatnagar failed to report 21 transactions on time on a Form 4.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics which is applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our principal executive officer during our fiscal year ended October 31, 2018.

Summary Compensation Table
Name and Position	Year	Salary	Bonus	Award	All Other Compensation	Total ($)
Anshu Bhatnagar	2018	$175,000	—	—	—	175,000
Chief Executive Officer and Director	2017	$175,000	—	—	—	175,000

Outstanding Equity Awards at Fiscal Year End

At October 31, 2018, Anshu Bhatnagar, our Chief Executive Officer was due warrants to acquire 117,055,586 shares of common stock under the provisions of his employment agreement. Since there were no authorized shares of common stock available for issuance, on December 28, 2018, the Board of Directors awarded our Chief Executive Officer 294,545 shares of Series C Preferred Stock, in lieu of the 117,055,586 shares of Common Stock due him, and inclusive of 501,130 shares of Common Stock related to an incentive bonus as approved by the Board of Directors.

Director Compensation

Our non-employee directors have elected to forego any cash compensation for participating in board of directors and committee meetings until such time as we become profitable over the course of an entire fiscal year, at which time the board of directors may reconsider the structure of its director compensation. In general, director compensation will be subject to review and adjustment from time to time at the discretion of our board of directors. Accordingly, our non-employee directors received no compensation during the fiscal year ended October 31, 2018.

Employment Agreements with Executives and Key Personnel

Anshu Bhatnagar Employment Agreement

On January 31, 2017, the Company entered into an employment agreement with Anshu Bhatnagar (the “Bhatnagar Employment Agreement”), effective as of January 2, 2017. Pursuant to the terms of the Bhatnagar Employment Agreement, Mr. Bhatnagar will serve as Chief Executive Officer of the Company a for a term which shall expire on December 31, 2021 (the “Initial Term”) unless such term is earlier terminated pursuant to the terms of the Bhatnagar Employment Agreement. The Bhatnagar Employment Agreement may be renewed after the Initial Term upon written notice by the Company and Mr. Bhatnagar. Pursuant to the Bhatnagar Employment Agreement, the Company shall pay Mr. Bhatnagar (i) an annual base salary of $175,000 and (ii) an annual discretionary bonus, as determined by the board of directors. In addition, Mr. Bhatnagar shall be eligible to receive warrants (the “Warrants”) to purchase 7.5 million shares of the Company’s common stock at an exercise price equal to $240 per share. Mr. Bhatnagar may exercise the Warrants until such time as he owns 20% of the Company’s then issued and outstanding shares of common stock.

In addition to the foregoing, commencing January 1, 2018, Mr. Bhatnagar shall receive warrants to acquire up to 3% of the Company’s issued and outstanding common stock at the beginning of each calendar year.

If the Company terminates the Bhatnagar Employment Agreement for death or for Cause (as defined in the Bhatnagar Employment Agreement) or Mr. Bhatnagar terminates the Employment Agreement for other than Good Reason (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar shall receive (i) any earned but unpaid base salary, (ii) any accrued but unpaid annual bonus, (iii) any earned but unpaid incentive compensation, (iv) unpaid business expense reimbursements, (v) accrued but unused vacation, (vi) accrued but unused sick leave and (vii) any vested benefits Mr. Bhatnagar may be eligible to receive pursuant to the Company’s employee benefit plans (collectively, the “Accrued Benefits”). If the Company terminates the Bhatnagar Employment Agreement due to disability or without Cause (as defined in the Bhatnagar Employment Agreement) or Mr. Bhatnagar terminates the Employment Agreement for Good Reason (as defined in the Bhatnagar Employment Agreement), the Company shall continue to pay Mr. Bhatnagar (i) his then base salary and Plans (as defined in the Bhatnagar Employment Agreement) for the balance of the Employment Period (as defined in the Bhatnagar Employment Agreement), (ii) the Accrued Benefits and (ii) any pro-rata share of the annual bonus that Mr. Bhatnagar would have or could have been earned prior to the Date of Termination (as defined in the Bhatnagar Employment Agreement). In addition to the foregoing, if Mr. Bhatnagar executes a general release of claims (the “Release”) in favor of the Company within 21 days from the Date of Termination (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar shall receive an additional 24 months of his then base salary. If within one year after a Change in Control (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar’s employment is terminated by the Company due to a disability or without Cause (as defined in the Bhatnagar Employment Agreement) or Mr. Bhatnagar terminates his employment for Good Reasons (as defined in the Bhatnagar Employment Agreement) then, subject to Mr. Bhatnagar signing the Release within 21 days from the Date of Termination (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar shall receive a lump sum in cash in an amount equal Mr. Bhatnagar’s then base salary (or base salary in effect immediately prior to the Change of Control (as defined in the Bhatnagar Employment Agreement), if higher).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 13, 2019, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 13, 2019, we had 1,500,000,000 shares of common stock issued and outstanding, 44,570,101 shares of Series A Preferred Stock outstanding and 455,801 shares of Series C Preferred Stock outstanding.

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

Shares of common stock that are currently exercisable or convertible within 60 days of March 13, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock Ownership	Series C Preferred Stock Ownership	Percentage of Series C Preferred Stock Ownership	Percentage of Total Voting Power(2)
Officers and Directors:
Anshu Bhatnagar	-		0%	100,000	*	395,801	86.84%	65.32%
Michael O’Gorman	-		0%	-	0%	-	0%	0%
Thomas Butler Fore	-		0%	-	0%	-	0%	0%
All Officers and Directors as a Group (3 Persons)	-		0%	100,000	* %	395,801	86.84%	65.32%
5% Stockholders:
Donald P. Monaco Investment Partners II LP (3)	9,587,302		*	-	0%	20,000	4.39%	3.46%
Alex Aliksanyan	14,699,350		*	-	0%	-	0%	*
Brian Swift	6,056,296		*	-	0%	25,000	5.48%	4.23%
Keith White	200,000		*	-	0%	15,000	3.29%	2.48%
Roy Rogers	25,115,163		1.68	-	0%	-	0%	*
Howard Miller	13,051,391		*	-	0%	-	0%	*
Monaker Group, Inc. (4)	10,559,890		*	44,470,101	99.78%	-	0%	*
ARJ Consulting, LLC (5)	925,925,925	(6)	38.18%	-	0%	-	0%	13.26%
Berdon Ventures Associates, LLC (7)	148,148,148	(8)	8.99%	-	0%	-	0%	2.39%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of the stockholder is c/o Verus International, Inc., 9841 Washingtonian Blvd #390, Gaithersburg, MD 20878.

(2)	Holders of our common stock are entitled to one vote per share, holders of our Series A Convertible Preferred Stock are entitled to 0.05 votes per share and holders of our Series C Preferred Stock are entitled to 10,000 votes per share. Accordingly, as of March 13, 2019, holders of our common stock are entitled to 1,500,000,000 votes, holders of our Series A Preferred Stock are entitled to approximately 2,228,505 votes and holders of our Series C Preferred Stock are entitled to 4,558,010,000 votes.

(3)	Donald P. Monaco is the Managing General Partner of Monaco Investment Partners II, L.P. and in such capacity has voting and dispositive power over the securities held by such entity.

(4)	William Kerby is the Chief Executive Officer of Monaker Group, Inc, and in such capacity has voting and dispositive power over the securities held by such entity.

(5)	Andrew Garnock is the sole member and manager of ARJ Consulting, LLC (“ARJ”) and in such capacity has voting and dispositive power over the securities held by such entity. Pursuant to the Schedule 13D filed by ARJ on February 19, 2019, ARJ disclaims membership in a group.

(6)	Includes 925,925,925 shares of common stock issuable upon exercise of a warrant.

(7)	Rick Berdon is the Managing Member of Berdon Ventures Associates, LLC and in such capacity has voting and dispositive power over the securities held by such entity.

(8)	Includes 148,148,148 shares of common stock issuable upon exercise of a warrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Related-Party Transactions

There have been no related-party transactions in which the amount involved exceeded the lesser of $120,000 or 1% of the average of the Company’s total assets at year end as of October 31, 2018 and 2017.

Related-Party Transaction Policy

Our Board of Directors has adopted a formal written policy respecting related-party transactions in which our directors, officers and greater than 5% stockholders may engage, consistent with Sarbanes-Oxley related internal control requirements and best practices.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. Our board of directors has determined that each of Michael O’Gorman and Thomas Butler Fore are “independent” in accordance with such definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The aggregate fees billed by our principal independent registered public accounting firm for the indicated services for each of the last two fiscal years were as follows:

	2018	2017
Audit fees	$45,000	$30,000
Audit related fees	22,500	15,000
Tax fees	-	-
All other fees	-	-
Total	$67,500	$45,000

Audit Fees. The fees identified under this caption were for professional services rendered by our independent public registered accounting firm for the 2018 and 2017 fiscal years in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for the years identified. The Company’s independent registered public accounting firm was D’Arelli Pruzansky, P.A. (“D’Arelli”) for fiscal year 2016 and the first quarter of fiscal year 2017. Effective May 26, 2017, D’Arelli merged with Assurance Dimensions, Inc. (“Assurance”). As a result, D’Arelli resigned as the Company’s independent registered public accounting firm and Assurance was engaged by the Company.

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

Approval Policy. Our board of directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2018 and 2017 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
4.1+	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Form S-8 filed on August 7, 2015)
4.2+*	2018 Equity Incentive Plan
10.1	Employment Agreement with Anshu Bhatnagar (Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on January 31, 2017)

10.2	Contribution and Spin-off Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017)
10.3	First Amendment to Contribution and Spin-Off Agreement dated January 29, 2018 (Incorporated by reference to Exhibit 10.27 of Form 10-K filed on March 26, 2018)
10.4	Form of Note issued to Donald P. Monaco Insurance Trust on January 26, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2018)
10.5	Amendment No. 1 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2019)
10.6	Amendment No. 2 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2019)
10.7	Form of February 8th Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 11, 2019)
10.8	Form of February 8th Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 11, 2019)
10.9	Form of February 8th Warrant (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 11, 2019)
10.10	Form of February 8th 8% Convertible Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 11, 2019)
10.11	Form of February 11th Securities Purchase Agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 11, 2019)
10.12	Form of February 11th Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on February 11, 2019)
10.13	Form of February 11th Warrant (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 11, 2019)
10.14	Form of February 11th 8% Convertible Promissory Note (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 11, 2019)
10.15	Sublease between the Company and Buchanan Partners, LLC dated April 11, 2017 (Incorporated by reference to Exhibit 10.18 of Form 10-K filed on March 26, 2018)
10.16*#	Sales Contract by and between Verus Foods, Inc. and Gulf ARGO Trading, LLC dated December 26, 2016
10.17*#	Exclusive Distribution Agreement by and between Verus Foods Inc. and Padrone General Trading LLC dated August 18, 2017
14.1*	Code of Business Conduct and Ethics
16.1	Letter from D’Arelli Pruzansky, P.A. (Incorporated by reference to Exhibit 16.1 on Form 8-K filed on June 6, 2017)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Accounting Firm
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document

+ Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

* Filed herewith.

** Furnished herewith.

# The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
March 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Anshu Bhatnagar	Chief Executive Officer and Chairman of the Board	March 19, 2019
Anshu Bhatnagar	(Principal Executive, Financial and Accounting Officer)

/s/ Michael O’Gorman	Director	March 19, 2019
Michael O’Gorman

/s/ Thomas Butler Fore	Director	March 19, 2019
Thomas Butler Fore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Verus International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verus International, Inc. as of October 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended October 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended October 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a Net Loss of approximately $2,800,000 for the year ended of October 31, 2018 and a working capital deficit of approximately $1,600,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Coconut Creek, Florida

March 19, 2019

Verus International, Inc.

Consolidated Balance Sheets

	October 31,
	2018	2017
Assets
Current Assets
Cash	$28,554	$251,301
Accounts receivable, net	1,246,301	812,748
Inventory	90,589	341,188
Prepaid expenses	12,412	-
Other assets	8,629	16,621
Assets of discontinued operations	-	41,674
Total Current Assets	1,386,485	1,463,532
Property and equipment, net	15,622	-
Total Assets	$1,402,107	$1,463,532

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$642,739	$834,591
Interest payable	257,170	22,560
Due to officer	33,301	33,301
Note payable	530,000	-
Convertible notes payable, net	1,497,126	975,250
Liabilities of discontinued operations	-	396,407
Total Current Liabilities	2,960,336	2,262,109

Commitments and Contingencies (Note 12)

Stockholders’ Deficit
Series A convertible preferred stock, $0.001 par value; 120,000,000 shares authorized and 44,570,101 and 100,000 shares issued and outstanding at October 31, 2018 and 2017, respectively	44,570	100

Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at October 31, 2018 and 2017	-	-

Series C convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and 160,000 shares issued and outstanding at October 31, 2018 and 2017	160	160

Common stock, $0.001 par value; 1,500,000,000 shares authorized and 1,500,000,000 and 249,369,810 shares issued and outstanding at October 31, 2018 and October 31, 2017, respectively	1,500,000	249,370

Additional paid-in-capital	22,545,691	22,409,041
Accumulated other comprehensive loss	-	(53,285)
Shares to be issued	456,090	-
Accumulated deficit	(26,104,740)	(23,403,963)
Total Stockholders’ Deficit	(1,558,229)	(798,577)
Total Liabilities and Stockholders’ Deficit	$1,402,107	$1,463,532

The accompanying notes are an integral part of these consolidated financial statements

Verus International, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	October 31,
	2018	2017
Revenue	$5,802,037	$2,888,094
Cost of revenue	5,053,453	2,510,621
Gross Profit	748,584	377,473
Operating Expenses:
Salaries and benefits	488,577	941,456
Selling and promotions expense	-	965
Legal and professional fees	285,138	450,335
General and administrative	885,367	204,027
Total Operating Expenses	1,659,082	1,596,784
Operating (loss) income	(910,498)	(1,219,310)
Other Income (Expense):
Interest expense	(320,527)	(144,674)
Loss on legal settlement of accounts payable and convertible debt	(914,353)	-
Loss on extinguishment of debt	-	(23,716)
Default principal increase on convertible notes payable	(938,100)	-
Total Other Income (Expense)	(2,172,980)	(168,390)
Loss from continuing operations before income taxes	(3,083,478)	(1,387,700)
Income taxes	-	-
Loss from continuing operations	(3,083,478)	(1,387,700)
Discontinued operations (Note 14)
Income from discontinued operations	259,186	109,491
Net loss	$(2,824,292)	$(1,278,209)

Comprehensive income (loss):
Unrealized gain on currency translation adjustment	72,924	10,303
Comprehensive loss	$(2,751,368)	$(1,267,906)

Earnings (loss) per common share:
Loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.01)

Earnings from discontinued operations per common share - basic and diluted	$0.00	$0.00

Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	740,632,107	229,394,625

The accompanying notes are an integral part of these consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended October 31, 2018 and 2017

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional	Other Comprehensive	Shares		Total
	# of shares	Par	# of shares	Par	# of shares	Par	# of shares	Par	Paid-In Capital	Income (Loss)	to be Issued	Accumulated Deficit	Stockholder’s Deficit
Balance, October 31, 2016	45,716,385	$45,716	-	$-	35,000	$35	155,521,500	$155,522	$19,939,518	$(63,588)	$-	$(21,878,458)	$(1,801,254)
Retirement of Series A Convertible Preferred Stock	(44,560,760)	(44,561)							44,561				-
Conversion of Series A Convertible Preferred Stock into Common Stock	(1,155,625)	(1,155)					1,155,800	1,155					-
Issuance of Series A Convertible Preferred Stock	100,000	100							510				610
Issuance of Series C Convertible Preferred Stock					100,000	100			99,900				100,000
Issuance of Common Stock Warrants									15,000				15,000
Retirement of Common Stock							(10,559,892)	(10,560)	10,560
Shares Issued for Conversion of Promissory Notes					25,000	25	81,469,602	81,470	1,200,745				1,282,240
Common Stock Issued for accrued compensation							21,782,800	21,783	252,625				274,408
Shared based compensation - warrants									608,630				608,630
Adjustment to true-up APIC									236,992			(236,992)	-
Other comprehensive income (loss)										10,303			10,303
Net loss												(1,288,512)	(1,288,512)
Balance, October 31, 2017	100,000	$100	-	$-	160,000	$160	249,369,810	$249,370	$22,409,041	$(53,285)	$-	$(23,403,963)	$(798,577)
Shares Issued for Conversion of Promissory Notes							1,244,233,615	1,244,233	(442,298)				801,935
Shares issued under Monaker litigation settlement	44,470,101	44,470					10,559,890	10,560	275,150				330,180
Common Stock retired from Nestbuilder							(4,163,315)	(4,163)	4,163				-
Adjustment for excess NestBuilder settlement												116,137	116,137
Spin-off of real estate segment										(19,639)		7,378	(12,261)
Shares to be issued under stock-based compensation									299,635				299,635
Shares to be issued under Monaker litigation settlement											456,090		456,090
Other comprehensive income (loss)										72,924			72,924
Net loss												(2,824,292)	(2,824,292)
Balance, October 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	1,500,000,000	$1,500,000	$22,545,691	$-	$456,090	$(26,104,740)	$(1,588,229)

The accompanying notes are an integral part of these consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(3,083,478)	$(1,387,700)
Net income from discontinued operations	259,186	109,491
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	17,735	61,603
Loss on extinguishment of debt	-	23,716
Legal settlement settled in shares	330,180	-
Legal settlement to be settled in shares	456,090	-
Gain on NestBuilder settlement	116,137	-
Loss on spin-off of real estate segment	(12,261)	-
Default principal increase on convertible notes payable	938,100	-
Stock-based compensation	299,635	626,469
Changes in operating assets and liabilities:
Increase in accounts receivable	(433,553)	(812,748)
Increase in prepaid expenses	(12,412)	-
Decrease (Increase) in inventory	250,599	(341,188)
Decrease (Increase) in other assets	7,992	(16,621)
Increase in accounts payable and accrued expenses	150,484	925,993
Increase in due to former officer	-	33,301
Net cash used in operating activities of continuing operations	(974,752)	(887,175)
Net cash used in operating activities of discontinued operations	(95,547)	(85,640)
Net cash used in operating activities of continuing and discontinued operations	(1,070,299)	(972,816)

Cash flows from investing activities:
Investment in fixed assets	(15,622)	-
Net cash used in investing activities of continuing operations	(15,622)	-

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	908,250	975,250
Payments applied to convertible promissory notes	(118,000)	-
Proceeds from issuance of Series A Convertible Preferred Stock	-	610
Proceeds from issuance of Series C Convertible Preferred Stock	-	100,000
Proceeds from sale of common stock and warrants	-	15,000
Net cash provided by financing activities of continuing operations	790,250	1,090,860

Effect of exchange rate on cash and cash equivalents	72,924	10,303

Net (decrease) increase in cash	(222,747)	128,347
Cash at beginning of period	251,301	122,954

Cash at end of period	$28,554	$251,301

Supplemental disclosure:
Cash paid for interest	$53,508	$3,183

	For the years ended
	October 31,
	2018	2017

Supplemental disclosure of non-cash investing and financing activity:
Retirement of Series A Convertible Preferred Stock
Value	$-	$-
Shares	-	(44,560,760)
Retirement of Common Stock
Value	$-	$-
Shares	-	(10,559,892)

Settlement of accrued compensation through issuance of Common Stock
Value	$-	$274,408
Shares	-	21,782,800

Settlement of loans payable through issuance of Series C Convertible Preferred Stock
Value	$-	$25,000
Shares	-	25,000

Common Stock issued in exchange for note payable and conversion of convertible promissory notes
Value	$801,935	$1,282,240
Shares	1,244,233,615	81,469,602

The accompanying notes are an integral part of these consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

We were incorporated in the state of Delaware under the name Spectrum Gaming Ventures, Inc. on May 25, 1994. On October 10, 1995, we changed our name to Select Video, Inc. On October 24, 2007, we filed a Certificate of Ownership with the Delaware Secretary of State whereby Webdigs, Inc., our wholly-owned subsidiary, was merged with and into us and we changed our name to Webdigs, Inc.

On October 9, 2012, we consummated a share exchange (the “Exchange Transaction”) with Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.), a Nevada corporation (“Monaker”) pursuant to which we received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”) in consideration for the issuance of 93 million shares of our newly designated Series A Convertible Preferred Stock to Monaker. Attaché owned approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). As a condition to the closing of the Exchange Transaction, on October 3, 2012, we filed a Certificate of Ownership with the Delaware Secretary of State whereby RealBiz Media Group, Inc., our wholly-owned subsidiary, was merged with and into us and we changed our name to RealBiz Media Group, Inc.

On May 1, 2018, Verus Foods MENA Limited (“Verus MENA”) entered into a Share Purchase and Sale Agreement with a purchaser (the “Purchaser”) pursuant to which Verus MENA sold 75 shares (the “Gulf Agro Shares”) of Gulf Agro Trading, LLC (“Gulf Agro”), representing 25% of the common stock of Gulf Agro, to the Purchaser. In consideration for the Gulf Agro Shares, the Purchaser was assigned certain contracts executed during a specified period of time. Upon the consummation of the transaction contemplated by the Share Purchase and Sale Agreement, the Purchaser obtained a broader license for product distribution. All liabilities of Gulf Agro remained with Gulf Agro.

Until July 31, 2018, we operated a real estate segment which generated revenue from service fees (for video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The real estate segment was formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our television media contracts division (Home Preview Channel /Extraordinary Vacation Homes); and (iii) our Real Estate Virtual Tour and Media group division (RealBiz 360). The assets of these divisions were used to create a new suite of real estate products and services that created stickiness through the utilization of video, social media and loyalty programs. At the core of our programs was our proprietary video creation technology which allowed for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provided video search, storage and marketing capabilities on multiple platform dynamics for web, mobile and television. Once a home, personal or community video was created using our proprietary technology, it could be published to social media, emailed or distributed to multiple real estate websites, broadband or television for consumer viewing.

We entered into a Contribution and Spin-off Agreement with NestBuilder.com Corp. (“NestBuilder”) on October 27, 2017, as amended on January 28, 2018, whereby, effective as of August 1, 2018, we spun off our real estate division into NestBuilder. All of our stockholders as of July 2, 2018, the record date, which held their shares as of July 20, 2018, the ex-dividend date, received one share of NestBuilder common stock for each 900 shares of our Company owned. As a result of the spin-off of the real estate segment, all related assets and liabilities are disclosed net as current assets and current liabilities within the consolidated balance sheets, and all related income and expenses are disclosed net as income (loss) from discontinued operations within the consolidated statements of operations and comprehensive income (loss).

Since August 1, 2018, we, through our wholly-owned subsidiary, Verus Foods, Inc. (“Verus Foods”), an international supplier of consumer food products, are focused on international consumer packaged goods, foodstuff distribution and wholesale trade. Our fine food products are sourced in the United States and exported internationally. We market consumer food products under our own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, in 2017, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical. During 2018, we added cold-storage facilities, and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff, with the goal to create vertical farm-to-market operations. Verus has also begun to explore new consumer packaged goods (“CPG”) non-food categories, such as cosmetic and fragrances, for future product offerings.

We currently have a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. The Company’s long-term goal is to source goods and generate international wholesale and retail CPG sales in North and South America, Europe, Africa, Asia and Australia.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for the years ended October 31, 2018 and 2017 include the operations of Verus MENA effective May 1, 2018, Verus Foods, Inc. effective January 2017, and Gulf Agro Trading, LLC through April 30, 2018 (see Note 15). The historical operations of subsidiaries RealBiz 360 Enterprise (Canada), Inc., RealBiz 360, Inc., and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 are reported as discontinued operations for all periods presented through July 31, 2018 (see Note 15). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements, including, but not limited to presenting the spin-off of the real estate segment as discontinued operations for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuation of derivative liabilities, stock-based compensation, and the deferred tax asset valuation allowance.

Concentrations of Credit Risk

The Company’s food products accounts receivable, net and revenues as of and for the year ended October 31, 2018 were geographically concentrated with customers located in the GCC countries. In addition, significant concentrations existed with a limited number of customers. Approximately 84% of accounts receivable, net as of October 31, 2018 was concentrated with six customers and approximately 64% of revenues for the year ended October 31, 2018 were concentrated with five customers. The loss of one or more of our top four customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition.

The Company purchases substantially all of its food products from a limited number of regions around the world or from a limited number of suppliers. Increases in the prices of the food products which we purchase could adversely affect our operating results if we were unable to fully offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient food products or our suppliers cease to be available to us, we could experience shortages in our food products or be unable to meet our commitments to customers. Alternative sources of food products, if available, may be more expensive. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at October 31, 2018 or October 31, 2017.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable securities

During January 2018, as part of the legal settlement with Monaker Group, Inc. (“Monaker”), NestBuilder received Monaker common shares valued at $32,270, which were classified as “available for sale” securities until being spun-off on August 1, 2018 (see Note 14). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are trading securities and changes are reflected in our statement of operations.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company has determined the allowance for doubtful accounts to be $0 and $45,933 as of October 31, 2018 and 2017, respectively.

Inventory

Inventory is stated at the lower of net realizable value, determined on the first-in, first-out basis, or cost. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $0 and $10,311 for the years ended October 31, 2018 and 2017, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended October 31, 2018 and 2017, the Company did not impair any long-lived assets.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exits; (2) delivery has occurred or services have been rendered; (3) the Company’s price to its customer is fixed or determinable and (4) collectability is reasonably assured.

Cost of Revenues

Cost of revenues represents the cost of the food products sold during the periods presented.

Share-Based Compensation

The Company computes share based payments in accordance with ASC 718-10 “Compensation” (“ASC 718-10”). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC topic 815, Accounting for Derivative Instruments and Hedging Activities as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income. The Company determined due to the lack of an active market for the Company’s common stock that there was no derivative liability associated with the convertible notes entered into during the year ended October 31, 2018.

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (the “FASB”) ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using average exchange rates. Foreign currency translation gains and losses are included in the Consolidated Statements of Operations and Comprehensive Loss as a component of comprehensive loss. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates, where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Operations and Comprehensive Loss as a component of other income (expense).

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

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2018, 2017 and 2016 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the years ended October 31, 2018 and 2017.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended October 31, 2018 and 2017 as we incurred a net loss for those periods. As of October 31, 2018, there were outstanding warrants to purchase 123,761,716 shares of the Company’s common stock and approximately 276 million shares of the Company’s common stock to be issued which may dilute future earnings per share.

Recently Adopted Accounting Standards

In July 2017, the FASB issued ASU 2017-11, Update to Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, however, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The ASU makes limited changes to the guidance on classifying certain financial instruments as either liabilities or equity. The ASU is intended to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. We early adopted the new standard effective November 1, 2017, and determined the adoption of ASU 2017-11 did not have a material impact on our financial position, results of operations, or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning November 1, 2017; however, ASU 2015-14 deferred our effective date until November 1, 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods (sales of food and beverage products to customers). Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with our revenue recognition policy under previous guidance. We adopted the new standard effective November 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. We have determined the adoption of ASU 2015-14 will not have a material impact on our financial position, results of operations, or cash flows.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842, which amends certain aspects of the new lease standard. The Company is currently evaluating the impact of adopting ASU 2016-02 and ASU 2017-13 on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarification on classifying a variety of activities within the statement of cash flows. The standard is effective for the Company as of November 1, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standard changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The standard is effective for the Company as of November 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. This ASU is the final version of proposed ASU 2015-330 Business Combinations (Topic 805) – Clarifying the Definition of a Business, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The standard is effective for the Company as of November 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is the final version of proposed ASU 2016-360—Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which has been deleted. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The standard is effective for the Company as of November 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The standard is effective for the Company as of November 1, 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. The standard is effective for the Company as of November 1, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $2,824,292 and $1,278,209 and has incurred negative cash flows from operations of $1,070,299 and $972,816 for the years ended October 31, 2018 and 2017, respectively. As of October 31, 2018, the Company had a working capital deficit of $1,573,851, and an accumulated deficit of $26,104,740. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months and to fund the growth of our food business, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

Note 4: Property and Equipment

At October 31, 2018 and 2017, the Company’s property and equipment are as follows:

	Estimated Life (in years)	October 31, 2018	October 31, 2017

Office equipment	3	$98,341	$82,719
Less: accumulated depreciation		(82,719)	(82,719)

		$15,622	$-

The Company has recorded $0 and $10,311 of depreciation expense for the years ended October 31, 2018 and 2017, respectively. There was no property and equipment impairments recorded for the years ended October 31, 2018 and 2017.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

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

At October 31, 2018 and October 31, 2017, there was $622,026 and $975,250 of convertible notes payable outstanding, respectively, net of discounts of $4,765 and $15,000, respectively. Additionally, at October 31, 2018, the Company was in default with respect to certain convertible notes as a result of not having sufficient shares of common stock available for issuance upon the conversion of such notes and certain cross-default provisions. The default provisions include 1) default interest rates ranging from 18% to 24% per annum, and 2) an increase in the total amount due calculated by multiplying the aggregate of the then outstanding principal amount of the note, together with accrued and unpaid interest thereon, plus default interest by 200%. As of October 31, 2018, the principal amount of the notes together with accrued interest totaled $1,709,948, consisting of $875,100 of default principal and $171,569 of default interest.

During the year ending October 31, 2018, the Company made a payment of $57,952 to Power Up Lending Group, Ltd. (“Power Up”) to prepay the Power Up Note 3, which included a principal payment of $40,000 and an interest payment together with prepayment penalties of $17,952.

During the year ending October 31, 2018, holders of convertible notes converted an aggregate of $741,708 of outstanding principal, $43,977 of accrued interest and $16,250 of associated professional fees into an aggregate of 1,244,233,615 shares of the Company’s common stock.

On August 17, 2018, the Company issued Power Up a convertible note in the principal amount of $63,000 (the “Power Up Note 9”). The Power Up Note 9 accrues interest at a rate of 8% per annum and matures on May 30, 2019. Pursuant to the terms of the Power Up Note 9, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to February 13, 2019, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the Power Up Note 9 are convertible into shares of the Company’s common stock at a discount rate of 42% of the average of the lowest two trading prices for the Company’s common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

On July 26, 2018, the Company issued Auctus Fund, LLC (“Auctus”) a convertible note in the principal amount of $137,250 (the “Auctus Note 2”) with a $7,500 discount. The Auctus Note 2 accrues interest at a rate of 8% per annum and matures on April 18, 2019. Pursuant to the terms of the Auctus Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to January 22, 2019, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the Auctus Note 2 are convertible into shares of the Company’s common stock at a discount rate of 40% of the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the conversion date.

On July 5, 2018, the Company issued Power Up a convertible note in the principal amount of $53,000 (the “Power Up Note 8”). The Power Up Note 8 accrues interest at a rate of 8% per annum and matures on April 30, 2019. Pursuant to the terms of the Power Up Note 8, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to January 1, 2019, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the Power Up Note 8 are convertible into shares of the Company’s common stock at a discount rate of 42% of the average of the lowest two trading prices for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date.

On June 5, 2018, the Company issued Power Up a convertible note in the principal amount of $35,000 (the “Power Up Note 7”). The Power Up Note 7 accrues interest at a rate of 8% per annum and matures on March 30, 2019. Pursuant to the terms of the Power Up Note 7, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 2, 2018, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the Power Up Note 7 are convertible into shares of the Company’s common stock at a discount rate of 39% of the average of the lowest three trading prices for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date.

On January 26, 2018, the Company issued the Donald P. Monaco Insurance Trust a promissory note in the principal amount of $530,000 (the “Monaco Note”). The Monaco Note accrues interest at a rate of 12% per annum and matures on January 26, 2019. Pursuant to the terms of the Monaco Note, the Company may prepay the principal amount of the note together with accrued interest at any time prior to the date of maturity without a prepayment penalty. Pursuant to the terms of the Monaco Note, the outstanding principal and accrued interest of the Monaco Note are not convertible into shares of the Company’s common stock; provided, however, in the event that the Company fails to pay the obligations set forth in the Monaco Note on the maturity date, the holder may convert the Monaco Note into shares of the Company’s common stock at a conversion price equal to the lowest closing price of the Company’s common stock during the fifteen trading days prior to the date the holder gives notice of the default to the Company.

On December 28, 2017, the Company issued Power Up a convertible note in the principal amount of $53,000 (the “Power Up Note 6”). The Power Up Note 6 accrues interest at a rate of 8% per annum and matured on October 5, 2018. Pursuant to the terms of the Power Up Note 6, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to June 26, 2018, subject to certain prepayment penalties. Pursuant to the terms of the Power Up Note 6, the outstanding principal and accrued interest of the Power Up Note 6 are convertible into shares of the Company’s common stock at a discount rate of 39% of the average of the lowest three trading prices for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. At various dates subsequent to issuance, all outstanding principal and interest was converted by Power Up into an aggregate of 116,301,520 shares of the Company’s common stock.

On December 21, 2017, the Company issued EMA Financial, LLC (“EMA”) a convertible note in the principal amount of $100,000 (the “EMA Note 2”). The EMA Note 2 accrues interest at a rate of 8% per annum and matures on December 21, 2018. Pursuant to the terms of the EMA Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to June 19, 2018, subject to certain prepayment penalties. Pursuant to the terms of the EMA Note 2, the outstanding principal and accrued interest on the EMA Note 2 are convertible into shares of the Company’s common stock at the lower of: (i) $0.0065, and (ii) 60% of either the lowest sale price for the common stock on the principal market during the fifteen consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower; provided, however, if the Company’s share price at any time loses the bid (as specified in the EMA Note 2), then the conversion price may, in EMA’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001, subject to the Company reducing the par value of its common stock; provided, further that, that if on the date of delivery of the conversion shares to EMA, or any date thereafter while conversion shares are held EMA, the closing bid price per share of common stock on the principal market on the trading day on which the common stock are traded is less than the sale price per share of common stock on the principal market on the trading day used to calculate the conversion price hereunder, then such conversion price shall be automatically reduced such that the conversion price shall be recalculated using the new low closing bid price (“Adjusted Conversion Price”) and shall replace the conversion price above, and EMA shall be issued a number of additional shares such that the aggregate number of shares EMA receives is based upon the Adjusted Conversion Price. In addition, it at any time the conversion price as set forth above is less than the par value of the Company’s common stock, then the conversion price shall equal the par value of the Company’s common stock and the conversion amount shall be increased to include such additional amount to the extent necessary to cause the number of shares of the Company’s common stock issuable upon conversion of the EMA Note 2 (the “EMA Note 2 Conversion Shares”) to equal the number of EMA Note 2 Conversion Shares as would have been issued had the conversion price not been adjusted to equal the par value of the Company’s common stock. At various dates subsequent to issuance, a portion of outstanding principal and interest was converted by EMA into an aggregate of 206,450,000 shares of the Company’s common stock.

On October 24, 2017, the Company issued Crossover Capital Fund I, LLC a convertible note in the principal amount of $107,500 with an original issuance discount of $7,500 (the “Crossover Note 2a”). The Crossover Note 2a accrues interest at a rate of 9% per annum and matured on July 24, 2018. Pursuant to the terms of the Crossover Note 2a, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to April 22, 2018, subject to certain prepayment penalties. Pursuant to the terms of the Crossover Note 2a, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 39% of the average of the lowest three trading prices for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, subject to adjustment as set forth in the Crossover Note 2a.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 5: CONVERTIBLE NOTES PAYABLE (continued)

On October 24, 2017, the Company issued Crossover Capital Fund II, LLC a convertible note in the principal amount of $107,500 with an original issue discount of $7,500 (the “Crossover Note 2b”). The Crossover Note 2b accrues interest at a rate of 9% per annum and matured on July 24, 2018. Pursuant to the terms of the Crossover Note 2b, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to April 22, 2018, subject to certain prepayment penalties. Pursuant to the terms of the Crossover Note 2b, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 39% of the average of the lowest three trading prices for the Company’s common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date, subject to adjustment as set forth in the Crossover Note 2b.

On October 20, 2017, the Company issued Power Up a convertible note in the principal amount of $68,000 (the “Power Up Note 5”). The Power Up Note 5 accrues interest at a rate of 8% per annum and matured on July 30, 2018. Pursuant to the terms of the Power Up Note 5, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to April 18, 2018, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions. At various dates subsequent to issuance, all outstanding principal and interest was converted by Power Up into an aggregate of 92,939,459 shares of the Company’s common stock.

On September 1, 2017, the Company issued Power Up a convertible note in the principal amount of $78,000 (the “Power Up Note 4”). The Power Up Note 4 accrues interest at a rate of 8% per annum and matured on June 10, 2018. Pursuant to the terms of the Power Up Note 4, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to February 28, 2018, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions. During March 2018, the Company repaid the principal and accrued interest in full on the Power Up Note 4 in the amount of $113,556.

On August 2, 2017, the Company issued JSJ Investments Inc. (“JSJ”) a convertible note in the principal amount of $77,000 (the “JSJ Note 2”). The JSJ Note 2 accrues interest at a rate of 8% per annum and matured on May 2, 2018. Pursuant to the terms of the JSJ Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to January 29, 2018, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 39% of the market price during the twenty trading day period ending on the trading day prior to the conversion date, subject to adjustment as set forth in the JSJ Note 2. At various dates subsequent to issuance, all outstanding principal and interest was converted by JSJ into an aggregate of 137,053,771 shares of the Company’s common stock.

On July 17, 2017, the Company issued Crossover Capital Fund II, LLC a convertible note in the principal amount of $100,250 (the “Crossover Note”). The Crossover Note accrues interest at a rate of 9% per annum and matures on April 17, 2018. Pursuant to the terms of the Crossover Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to January 13, 2018, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 38.5% of the lowest trading price for the Company’s common stock during the fifteen trading day period including the trading day on which a conversion notice is received by the Company, subject to adjustment as set forth in the Crossover Note. At various dates subsequent to issuance, a portion of outstanding principal and interest was converted by the lender into an aggregate of 129,500,000 shares of the Company’s common stock.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 5: CONVERTIBLE NOTES PAYABLE (continued)

On June 29, 2017, the Company issued Power Up a convertible note in the principal amount of $40,000 (the “Power Up Note 3”). The Power Up Note 3 accrues interest at a rate of 8% per annum and matured on March 30, 2018. Pursuant to the terms of the Power Up Note 3, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 26, 2017, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions. During December 2017, the Company repaid the principal and accrued interest in full on the Power Up Note 3 in the amount of $57,952.

On June 20, 2017, the Company issued EMA a convertible note in the principal amount of $100,000 (the “EMA Note”). The EMA Note accrues interest at a rate of 8% per annum and matured on June 20, 2018. Pursuant to the terms of the EMA Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 17, 2017, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 40% of the market price on the date of conversion, subject to certain restrictions. At various dates subsequent to issuance, all outstanding principal and interest was converted by EMA into an aggregate of 39,500,000 shares of the Company’s common stock.

On June 15, 2017, the Company issued GS Capital Partners, LLC a convertible note in the principal amount of $82,000 (the “GS Note”). The GS Note accrues interest at a rate of 8% per annum and matured on June 15, 2018. Pursuant to the terms of the GS Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to December 12, 2017, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 36% of the lowest trading price of the Company’s common stock during the twelve trading day period including the trading day on which a conversion notice is received by the Company, subject to adjustment as set forth in the GS Note. At various dates subsequent to issuance, all outstanding principal and interest was converted by the lender into an aggregate of 59,639,472 shares of the Company’s common stock.

On May 17, 2017, the Company issued Auctus a convertible note in the principal amount of $130,000 (the “Auctus Note”). The Auctus Note accrues interest at a rate of 8% per annum and matured on February 17, 2018. Pursuant to the terms of the Auctus Note, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to November 13, 2017, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 40% of the market price on the date of conversion, subject to certain restrictions. At various dates subsequent to issuance, a portion of outstanding principal and interest was converted by Auctus into an aggregate of 441,210,887 shares of the Company’s common stock.

On April 19, 2017, the Company issued JSJ a convertible note in the principal amount of $125,000 (the “JSJ Note 1”). The JSJ Note 1 accrues interest at a rate of 8% per annum and matured on January 19, 2018. Pursuant to the terms of the JSJ Note 1, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to October 16, 2017, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions. At various dates subsequent to issuance, all outstanding principal and interest was converted by JSJ into an aggregate of 25,497,818 shares of the Company’s common stock.

On April 4, 2017, the Company issued Power Up a convertible note in the principal amount of $38,000 (the “Power Up Note 2”). The Power Up Note 2 accrues interest at a rate of 8% per annum and matured on January 30, 2018. Pursuant to the terms of the Power Up Note 2, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to October 1, 2017, subject to certain prepayment penalties. In addition, the outstanding principal and accrued interest of the note are convertible into shares of the Company’s common stock at a discount rate of 39% of the market price on the date of conversion, subject to certain restrictions. In October 2017, the outstanding principal and interest on the Power Up Note 2 was converted by Power Up into an aggregate of 4,358,555 shares of the Company’s common stock.

On February 21, 2017, the Company issued Power Up a convertible note in the principal amount of $78,500 (the “Power Up Note 1”). The Power Up Note 1 accrues interest at a rate of 8% per annum and matured on November 30, 2017. Pursuant to the terms of the Power Up Note 1, the Company may prepay the principal amount of the note together with accrued interest at any time on or prior to August 28, 2017, subject to certain prepayment penalties. In August 2017, the Company repaid the principal and accrued interest in full on the Power Up Note 1 in the amount of $114,211.

During December 2016, one of our convertible noteholders converted $25,000 of outstanding principal into 25,000 shares of our Series C Convertible Preferred Stock, at a price of $1.00 per share.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 5: CONVERTIBLE NOTES PAYABLE (continued)

On December 31, 2016, the holders of convertible notes with an aggregate outstanding principal and accrued interest balance of $801,935 converted their notes into an aggregate of 69,368,539 shares of the Company’s common stock.

NOTE 6: NON-CONTROLLING INTEREST

During June 2015, RealBiz entered into an agreement to purchase the minority interest in its Canadian subsidiaries from former employees for four million shares of RealBiz common stock with a fair market value of approximately $240,000. These shares of common stock were never issued by the Company and the Company has continued to report a Non-controlling Interest in its Canadian subsidiaries. In addition, in August 2015, RealBiz filed a Complaint in the Superior Court of the State of California against the same former employees alleging certain breaches of contract and violation of non-compete agreements. The Complaint was settled in August 2016 with both parties agreeing to a mutual release of any further obligations between the parties which included the issuance of the four million shares of RealBiz common stock for the minority interest purchase.

As the impact of not recording the purchase of the non-controlling interest in Q3 2015 and the Complaint settlement in Q3 2016 is considered immaterial to the current and prior periods, the transactions were recorded in Q4 2017 as of the beginning of the quarter. The financial statement impact of recording the transactions in Q4 2017 was a reclassification of the July 31, 2017 Non-controlling Interest balance of $241,474 to Accumulated Deficit which increased Accumulated Deficit as of July 31, 2017 from $21,966,603 to $22,208,077.

As a result of the spin-off of the real estate segment, all related assets and liabilities for periods prior to August 1, 2018 are disclosed net as current assets and current liabilities within the consolidated balance sheets, and all related income and expenses are disclosed net as income from discontinued operations within the consolidated statements of operations and comprehensive income (loss).

NOTE 7: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 1,625,000,000 shares consisting of 1,500,000,000 shares of common stock with a $0.001 par value per share; of which 1,500,000,000 are outstanding as of October 31, 2018 and 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 44,570,101 are outstanding as of October 31, 2018, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding as of October 31, 2018 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 160,000 shares are outstanding as of October 31, 2018.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 7: STOCKHOLDERS’ EQUITY (continued)

Common Stock

During the year ended October 31, 2018, the Company:

●	issued 1,244,233,615 shares of its common stock valued at $801,936 as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders according to contractual terms.

●	issued 44,470,101 shares of its Series A Convertible Preferred Stock and 10,559,890 shares of its common stock valued at $330,180 as a result of the Monaker litigation settlement.

●	retired 4,163,315 shares of its common stock as a result of the NestBuilder spin-off transaction.

●	committed to issue 152,029,899 shares of its common stock valued at $456,090 as a result of an additional settlement with Monaker.

●	issued warrants to purchase 117,055,586 shares of its common stock valued at $299,635 under the provisions of the employment agreement of the Company’s Chief Executive Officer.

During the year ended October 31, 2017, the Company:

●	granted shares of restricted stock on January 2, 2017, to Mr. Alex Aliksanyan, Mr. Thomas Grbelja, the Company’s former chief executive officer and chief financial officer, respectively, and another employee pursuant to their separate Restricted Stock Grant Agreements, dated January 2, 2017, and the terms of their separate employment agreements. Mr. Aliksanyan, Mr. Grbelja and the third employee were granted 13,699,350, 6,309,596 and 1,973,615 shares of restricted common stock, respectively. The shares of restricted common stock issued pursuant to these grants cannot be transferred for six months. These shares were granted for services previously performed in their roles with the Company.

Conversion of Convertible Notes

During the year ended October 31, 2018, the holders of convertible notes with aggregate outstanding principal and accrued interest balances of an aggregate of $1,801,935 converted their notes into an aggregate of 1,244,233,615 shares of our common stock.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 7: STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

The Company estimates the fair value of each option award on the date of grant using a black-scholes option valuation model that uses the assumptions noted in the table below. Because black-scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during 2018:

Expected volatility	1.45% - 6.30%
Weighted-average volatility	3.52%
Expected dividends	0%
Expected term (in years)	1.0
Risk-free rate	1.09% - 2.67%

The following table sets forth common share purchase warrants outstanding as of October 31, 2018:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2017	17,786,467	$0.016	$0.00
Warrants granted and issued	105,975,249	$0.006	$0.00
Warrants forfeited	-	$-	$-
Outstanding, October 31, 2018	123,761,716	$0.007	$0.00

Common stock issuable upon exercise of warrants	123,761,716	$0.007	$0.00

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October 31,	Contractual	Exercise	at October 31,	Exercise
Prices	2018	Life (Years)	Price	2018	Price
$0.006	120,556,716	0.98	$0.006	120,556,716	$0.006
$0.025	1,000,000	1.17	$0.025	1,000,000	$0.025
$0.050	1,000,000	0.47	$0.050	1,000,000	$0.050
$0.100	1,205,000	1.35	$0.100	1,205,000	$0.100
	123,761,716	0.98	$0.007	123,761,716	$0.007

The following table sets forth common share purchase warrants outstanding as of October 31, 2017:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2016	16,055,000	$0.061	$0.00
Warrants granted and issued	16,581,467	$0.010	$0.00
Warrants forfeited	(14,850,000)	$(0.054)	$0.00
Outstanding, October 31, 2017	17,786,467	$0.016	$0.00

Common stock issuable upon exercise of warrants	17,786,467	$0.016	$0.00

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October 31,	Contractual	Exercise	at October 31,	Exercise
Prices	2017	Life (Years)	Price	2017	Price
$0.006	14,581,467	3.87	$0.006	14,581,467	$0.006
$0.025	1,000,000	2.17	$0.025	1,000,000	$0.025
$0.050	1,000,000	1.47	$0.050	1,000,000	$0.050
$0.100	1,205,000	2.35	$0.100	1,205,000	$0.100
	17,786,467	3.77	$0.016	17,786,467	$0.016

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 7: STOCKHOLDERS’ EQUITY (continued)

Series A Convertible Preferred Stock

On October 14, 2014, the Company filed a certificate of amendment to its Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock with the Delaware Secretary of State pursuant to the July 31, 2014 Board of Directors approval to increase the Series A Convertible Preferred A shares from 100,000,000 shares to 120,000,000 shares. The Series A Convertible Preferred Stock was issued at $0.001 par value and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Convertible Preferred Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each 20 shares of Series A Convertible Preferred Stock is convertible at the option of the holder thereof at any time into one share of Common Stock. Each holder of Series A Convertible Preferred Stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

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

On February 8, 2019, the Company filed the Second Amended and Restated Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Second Amended and Restated COD”) whereby the Company removed the anti-dilution protection for holders of Series A Convertible Preferred Stock, removed all preferred stock dividends, reduced the conversion rate of each share of Series A Convertible Preferred Stock into one share of Common Stock, and provided holders of such preferred stock with a right of participation in future financings. The Second Amended and Restated COD became effective upon filing with the Delaware Secretary of State on February 8, 2019 (See Note 16).

Accrued and declared preferred stock dividends on the outstanding preferred shares as of October 31, 2018 and 2017 totaled $0 for both periods.

On February 26, 2018, the Company entered into an inducement agreement (the “Inducement Agreement”) effective as of February 8, 2019, pursuant to which the Company will issue Monaker 152,029,899 shares of its common stock as an inducement to remove certain anti-dilution provisions contained in the Series A Preferred Stock Certificate of Designation in connection with the Company’s offering of a convertible promissory note in the original principal amount of $1,250,000 and a three-year warrant to purchase up to 925,925,925 shares of the Company’s common stock. At October 31, 2018, the value of the 152,029,899 shares of common stock was $456,090 and was recorded as shares to be issued within our Consolidated Statement of Changes in Stockholders’ Deficit.

On January 19, 2017, we issued 100,000 shares of Series A Convertible Preferred Stock to Mr. Anshu Bhatnagar, the Company’s Chief Executive Officer, for $610.

In December 2016, the Company cancelled 44,560,760 shares of Series A Convertible Preferred Stock and 10,559,892 shares of common stock which were held by Monaker in connection with an over issuance of shares of common stock relating the conversion of the Monaker dual convertible preferred shares.

In December 2016, the Company converted 1,155,625 of its Series A Convertible Preferred Stock into an aggregate of 1,155,800 shares of common stock.

As of October 31, 2018 and 2017, there were 44,570,101 and 100,000, shares of Series A Convertible Preferred Stock outstanding, respectively.

Series B Convertible Preferred Stock

On July 31, 2014, the Company’s Board of Directors approved the creation of a new Series B Convertible Preferred Stock and on October 14, 2014 the Company filed a Certificate of Designation of Series B Convertible Preferred Stock with the Delaware Secretary of State designating 1,000,000 shares, par value of $0.001 per share, as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). The Series B Convertible Preferred Stock have a stated value of $5.00 per share. The Series B Convertible Preferred Stock accrue dividends at a rate of 10% per annum on the stated value of such shares of the Series B Convertible Preferred Stock. Dividends accrue whether or not they have been declared by the board of directors. At the election of the Company, it may satisfy its obligations to pay dividends on the Series B Convertible Preferred Stock by issuing shares of common stock to the holders of Series B Convertible Preferred Stock on a uniform and prorated basis. Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing the stated value by the conversion price then in effect. The conversion price for the Series B Convertible Preferred Stock is equal to $0.05 per share, subject to adjustment. Each holder of Series B Convertible Preferred Stock shall be entitled to the number of votes equal to 200 votes for each shares of Series B Convertible Preferred Stock held by them.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 7: STOCKHOLDERS’ EQUITY (continued)

Series B Convertible Preferred Stock

In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company’s stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a “liquidation event”), the board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the “net assets available for distribution”). The holders of the Series B Convertible Preferred Stock then outstanding shall be entitled to be paid out of the net assets available for distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Convertible Preferred Stock or to the common stock, an amount for each share of Series B Convertible Preferred Stock equal to all accrued and unpaid preferred dividends plus the stated value, as adjusted.

As of October 31, 2018 and 2017, there were no shares of Series B Convertible Preferred Stock outstanding.

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

As of October 31, 2018 and 2017, there were 160,000 shares of Series C Convertible Preferred Stock outstanding, respectively.

NOTE 8: RELATED PARTY TRANSACTIONS

At October 31, 2018, Anshu Bhatnagar, our Chief Executive Officer was due warrants to acquire 117,055,586 shares of common stock under the provisions of his employment agreement. Since there were no authorized shares of common stock available for issuance, on December 28, 2018, the Board of Directors awarded our Chief Executive Officer 294,545 shares of Series C Preferred Stock, in lieu of the 117,055,586 shares of Common Stock due him, and inclusive of 501,130 shares of Common Stock related to an incentive bonus as approved by the Board of Directors. At October 31, 2018, the value of the 117,055,586 shares of common stock was $299,635 and was recorded within our Consolidated Statement of Changes in Stockholders’ Deficit. During the fiscal year ending October 31, 2017, there were no related party transactions to report.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 9: INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted. Due to recurring losses, the Company’s tax provision for the years ended October 31, 2018 and 2017 was $0.

The provision for income taxes varies from the statutory rate applied to the net loss as follows for the years ended October 31:

	2018	2017
Federal income tax benefit at statutory rate (23%)	$(659,190)	$(447,373)
State taxes, net of federal benefit	(127,093)	(57,519)
Effect of Canadian tax and exchange rates	(257,084)	(19,893)
Nondeductible expenses	90,961	53,709
Change in valuation allowance	(952,406)	(471,076)

Provision for income taxes	$-	$-

	2018	2017
Deferred tax assets (liabilities)
Net operating loss carryforwards (U.S.)	$2,594,497	$2,877,555
Net operating loss carryforwards (Canada)	1,021,065	1,099,050

Net deferred tax assets	3,615,562	3,976,605
Valuation allowance	(3,615,562)	(3,976,605)

Provision for income taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance decreased by $361,043 and $471,076 during the fiscal years ended October 31, 2018 and 2017, respectively.

As of October 31, 2018 the Company has a total net operating loss carryforward of approximately $14,027,399. Net operating loss carryforwards expire through 2037. Under the Internal Revenue Code Section 382 and the Canadian Tax Act, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 39.5% to 27.8%. The change in blended tax rate reduced the 2018 net operating loss carry forward deferred tax assets by $1,424,404.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

Note 10: Segment reporting

Through July 31, 2018, the Company had two reportable segments: real estate and food products. On July 31, 2018, the real estate segment was spun-off into a separate public company, leaving the Company with only the food products segment (see Note 14).

NOTE 11: QUARTERLY DATA (UNAUDITED)

The tables below provide the Company’s unaudited condensed consolidated results of operations for each quarter during the year ended October 31, 2018:

	Fiscal year ended October 31, 2018
	1Q 2018	2Q 2018	3Q 2018	4Q 2018
Revenue	$996,126	$1,238,318	$1,371,445	$2,196,148
Cost of revenue	938,190	1,026,581	1,147,231	1,941,452
Gross Profit	57,936	211,737	224,214	254,697
Operating Expenses	281,746	481,068	336,231	560,036
Operating (loss) income	(223,810)	(269,331)	(112,017)	(305,339)
Other Income (Expense)	(400,740)	(30,450)	(799,493)	(942,298)
Loss from continuing operations before income taxes	(624,550)	(299,781)	(911,510)	(1,247,637)
Income taxes	-	-	-	-
Loss from continuing operations	(624,550)	(299,781)	(911,510)	(1,247,637)
Income (loss) from discontinued operations	117,544	(10,779)	152,422	-
Net loss	$(507,006)	$(310,560)	$(759,088)	$(1,247,637)

Per Share Data:
Loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Earnings (loss) from discontinued operations per common share - basic and diluted	$0.00	$(0.00)	$0.00	$0.00

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	274,118,608	355,330,860	827,585,586	1,500,000,000

NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company’s future fiscal year minimum lease payments for its corporate office operating lease are as follows:

2019	$87,971
2020	$90,610
2021	$93,610
2022	$15,746
Total	$287,656

Rent expense for the Company’s corporate office for the fiscal years ending October 31, 2018 and 2017 was $78,681 and $59,358, respectively.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 13: LITIGATION

RealBiz v. Monaker, Case No. 0:16-cv-61017-FAM. This matter was set for trial in March 2018. The Company had a pending Motion for Summary Judgment to be ruled on by the court before trial. The Company believes it was owed approximately $1.3 million from Monaker according to the companies’ prior audited financial statements that showed this debt due to the Company from Monaker. Monaker had countersued the Company and claims that Monaker’s financial statements were materially incorrect and needed to be restated, and that as a result of Monaker’s subsequent review of its financials the Company owed Monaker money.

Monaker v. RealBiz, Case No. 1:16-cv-24978-DLG. This case was set for trial in January 2018. This case stems from the Company’s adjustment to its books to reflect Monaker’s prior over issuance of the Company’s shares when the Company used the incorrect conversion ratio pursuant to the Company’s Series A Preferred Stock Amended Certificate of Designation (the “COD”) that was filed with the Secretary of State of Delaware in October 2014. Monaker argued that said COD, which was signed by Monaker’s current CEO when he was also the CEO for the Company includes a drafting error and should be disregarded by the court. Monaker seeks the return of the shares of Series A Preferred Stock that were cancelled after the Company’s adjustment after identifying the conversion ratio error in November 2016, or alternatively, monetary damages to account for Monaker’s share reduction.

On December 22, 2017, the foregoing litigation was settled with the issuance of 44,470,101 shares of the Company’s Series A Convertible Preferred Stock and 10,559,890 shares of the Company’s common stock to Monaker and a $100,000 payment to NestBuilder by Monaker. The settlement included an anti-dilution provision requiring the Company to issue additional shares of its preferred or common stock to Monaker to maintain Monaker’s ownership percentage as of the date of the settlement. On February 26, 2019, the Company entered into an inducement agreement (the “Inducement Agreement”) effective as of February 8, 2019, pursuant to which the Company will issue Monaker 152,029,899 shares of its common stock as an inducement to remove certain anti-dilution provisions contained in the Series A Preferred Stock Certificate of Designation in connection with the Company’s offering of a convertible promissory note in the original principal amount of $1,250,000 and a three-year warrant to purchase up to 925,925,925 shares of the Company’s common stock. At October 31, 2018, the value of the 152,029,899 shares of common stock was $456,090 and was recorded as shares to be issued within our Consolidated Statement of Changes in Stockholders’ Deficit.

In addition, on January 29, 2018, additional litigation between the Company and NestBuilder was settled with the Company agreeing to pay NestBuilder $30,000 and NestBuilder agreeing to return to the Company 4,163,315 shares of the Company’s common stock.

NOTE 14: DISCONTINUED OPERATIONS

Through July 31, 2018, we operated a real estate segment which generated revenue from service fees (for video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The real estate segment was formed through the merging of three divisions: (i) our fully licensed real estate division (formerly known as Webdigs); (ii) our TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) our Real Estate Virtual Tour and Media group (RealBiz 360). The assets of these divisions were used to create a new suite of real estate products and services that created stickiness through the utilization of video, social media and loyalty programs. At the core of our programs was our proprietary video creation technology which allowed for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provided video search, storage and marketing capabilities on multiple platform dynamics for web, mobile and TV. Once a home, personal or community video was created using our proprietary technology, it could be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

The spin-off was recorded at the carrying amount of the real estate segment’s net assets of $12,261 as of July 31, 2018, as follows:

July 31, 2018
Assets
Current Assets
Cash	$80,969
Marketable Securities	27,727
Accounts receivable, net	146
Other assets	13,303
Total Current Assets	$122,144

Liabilities
Current Liabilities
Accounts payable and accrued expenses	109,883
Total Current Liabilities	$109,883

Net Assets of Real Estate Segment	$12,261

As a result of the spin-off of our real estate segment, all related assets and liabilities for periods prior to August 1, 2018 are disclosed net as current assets and current liabilities within the consolidated balance sheets, and all related income and expenses are disclosed net as income from discontinued operations within the consolidated statements of operations and comprehensive income (loss).

The assets and liabilities associated with discontinued operations included in our Consolidated Balance Sheet were as follows:

	October 31, 2018	October 31, 2017
	Continuing	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$28,554	$28,810	$251,301	$280,111
Accounts receivable, net	1,246,301	9,564	812,748	822,312
Inventory	90,589	-	341,188	341,188
Prepaid expenses	12,412	3,300	-	3,300
Other assets	8,629	-	16,621	16,621
Total Current Assets	$1,386,485	$41,674	$1,421,858	$1,463,532

Liabilities
Current Liabilities
Accounts payable and accrued expenses	642,739	396,407	834,591	1,230,998
Interest payable	257,170	-	22,560	22,560
Due to officer	33,301	-	33,301	33,301
Note payable	530,000	-	-	-
Convertible notes payable, net	1,497,126	-	975,250	975,250
Total Current Liabilities	$2,960,336	$396,407	$1,865,702	$2,262,109

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 14: DISCONTINUED OPERATIONS (continued)

The revenues and expenses associated with discontinued operations included in our Consolidated Statements of operations were as follows:

	Year Ended
	October 31,
	2018			2017
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$216,316	$5,802,037	$6,018,353	$386,179	$2,888,094	$3,274,273
Cost of revenue	56,800	5,053,453	5,110,253	145,299	2,510,621	2,655,920
Gross Profit	159,516	748,584	908,099	240,880	377,473	618,353
Operating Expenses:
Salaries and benefits	82,326	488,577	570,902	176,272	941,456	1,117,728
Selling and promotions expense	824	-	824	2,901	965	3,866
Legal and professional fees	82,999	285,138	368,137	46,006	450,335	496,341
General and administrative	71,714	885,367	957,081	74,938	204,028	278,966
Total Operating Expenses	237,863	1,659,081	1,896,944	300,117	1,596,784	1,896,901
Operating loss	(78,347)	(910,498)	(988,845)	(59,237)	(1,219,310)	(1,278,547)
Other Income (Expense):
Interest expense	(1,322)	(320,527)	(321,849)	(1,272)	(144,674)	(145,946)
Gain (Loss) on legal settlement of accounts payable and convertible debt	338,855	(914,353)	(575,497)	-	-	-
Gain (Loss) on extinguishment of debt	-	-	-	170,000	(23,716)	146,284
Default principal increase on convertible notes payable	-	(938,100)	(938,100)	-	-	-
Total Other Income (Expense)	337,533	(2,172,980)	(1,835,447)	168,728	(168,390)	338
Income (loss) before income taxes	259,186	(3,083,478)	(2,824,292)	109,491	(1,387,700)	(1,278,209)
Income taxes	-	-	-	-	-	-
Net income (loss)	$259,186	$(3,083,478)	$(2,824,292)	$109,491	$(1,387,700)	$(1,278,209)

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2018 and 2017

NOTE 15: BUSINESS DIVESTITURE

On May 1, 2018, Verus Foods MENA Limited (“Verus MENA”) entered into a Share Purchase and Sale Agreement with a purchaser (the “Purchaser”) pursuant to which Verus MENA sold 75 shares (the “Gulf Agro Shares”) of Gulf Agro Trading, LLC (“Gulf Agro”), representing 25% of the common stock of Gulf Agro, to the Purchaser. In consideration for the Gulf Agro Shares, the Purchaser was assigned certain contracts executed during a specified period of time. Upon the consummation of the transaction contemplated by the Share Purchase and Sale Agreement, the Purchaser obtained a broader license for product distribution. All liabilities of Gulf Agro remained with Gulf Agro. This transaction benefited VME by providing VME with a broader license for product distribution and full control of all intellectual property rights.

NOTE 16: SUBSEQUENT EVENTS

On December 26, 2018, the board of directors of the Company adopted the Verus International, Inc. 2018 Equity Incentive Plan pursuant to which, subject to an increase in the Company’s authorized common stock, the Company reserved 149,900,000 shares of common stock for issuance thereunder.

On December 28, 2018, the Board of Directors awarded the Company’s Chief Executive Officer 294,545 shares of Series C Preferred Stock, in lieu of the 117,055,586 warrants to acquire shares of Common Stock due him, and inclusive of 501,130 shares of Common Stock related to an incentive bonus as approved by the Board of Directors.

On January 11, 2019, stockholders holding a majority of the voting power of the Company’s issued and outstanding shares of voting stock, executed a unanimous written consent approving 1) the amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to (i) increase the number of authorized shares of Common Stock of the Company to 7,500,000,000 shares from 1,500,000,000 shares and (ii) decrease the par value of the Common Stock and preferred stock to $0.000001 from $0.001 per share; and 2) grant discretionary authority to the Company’s Board of Directors to amend the Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of Common Stock, pursuant to which the shares of Common Stock would be combined and reclassified into one share of Common Stock at a ratio within the range from 1-for-2 up to 1-for-400 (the “Reverse Stock Split”), provided that, (X) that the Corporation shall not effect Reverse Stock Splits that, in the aggregate, exceeds 1-for-400, and (Y) any Reverse Stock Split is completed no later than the first anniversary of the Record Date, as defined.  The increase in authorized shares occurs a minimum of 20 days after the mailing of the required information statement to shareholders.

In connection with the closing of the transactions contemplated by that certain securities purchase agreement dated February 8, 2019 by and between the Company and an accredited investor (the “SPA”), the Company entered into (i) amendment no. 1 dated January 26, 2019 to the promissory note issued in favor of the Donald P. Monaco Insurance Trust (the “Note”) whereby the maturity date of the Note was amended to January 26, 2020 and (ii) amendment no. 2 dated February 8, 2019 to the Note whereby the maturity date of the Note was amended to November 8, 2019.

Also in connection with the closing of the transactions contemplated by the SPA, on February 8, 2019, the Company filed the Second Amended and Restated Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Second Amended and Restated COD”) whereby the Company removed the anti-dilution protection for holders of Series A Convertible Preferred Stock and provided holders of such preferred stock with a right of participation in future financings. The Second Amended and Restated COD became effective upon filing with the Delaware Secretary of State on February 8, 2019.

On February 26, 2019, the Company entered into an inducement agreement (the “Inducement Agreement”) effective as of February 8, 2019, pursuant to which the Company will issue Monaker 152,029,899 shares of its common stock as an inducement to remove certain anti-dilution provisions contained in the Series A Preferred Stock Certificate of Designation in connection with the Company’s offering of a convertible promissory note in the original principal amount of $1,250,000 and a three-year warrant to purchase up to 925,925,925 shares of the Company’s common stock. At October 31, 2018, the value of the 152,029,899 shares of common stock was $456,090 and was recorded as shares to be issued within our Consolidated Statement of Changes in Stockholders’ Deficit.

On February 8, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “First Investor”), whereby the Company sold an 8% convertible promissory note in the original principal amount of $1,250,000 (the “First Note”) and a three-year warrant to purchase up to 925,925,925 shares of the Company’s common stock. In connection with the securities purchase agreement, the Company also entered into a Registration Rights Agreement with the First Investor (the “First Registration Rights Agreement”), pursuant to which the Company is required to file a Registration Statement on Form S-1 (or Form S-3, if available) (the “Registration Statement”) covering the resale of the Registrable Securities (as defined in the First Registration Rights Agreement) within 60 days of February 8, 2019. The Company is further required to use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the earlier of: (x) (i) in the event that the Registration Statement is not subject to a review by the SEC, 120 calendar days after February 8, 2019 or (ii) in the event that the Registration Statement is subject to a limited or full review by the SEC, 140 calendar days after February 8, 2019; and (y) the 5th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review.

On February 11, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “Second Investor”), whereby the Company sold an 8% convertible promissory note in the original principal amount of $200,000 and a three-year warrant to purchase up to 148,148,148 shares of the Company’s common stock. In connection with the securities purchase agreement, the Company also entered into a Registration Rights Agreement with the Second Investor (the “Second Registration Rights Agreement”), pursuant to which the Company is required to file the Registration Statement covering the resale of the Registrable Securities (as defined in the Second Registration Rights Agreement) within 60 days of February 11, 2019. The Company is further required to use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the earlier of: (x) (i) in the event that the Registration Statement is not subject to review by the SEC, 120 calendar days after February 11, 2019 or (ii) in the event that the Registration Statement is subject to a limited or full review by the SEC, 140 calendar days after February 11, 2019; and (y) the 5th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review.

On February 8, 2019, in conjunction with the February 8, 2019 securities purchase agreement, the Company used a portion of such proceeds to payoff all convertible note holders at an aggregate amount less than the total amount due, which consisted of the principal amount of the notes, accrued interest, and penalties consisting of default principal and interest. The aggregate payoff proceeds of $1,118,049 paid all convertible note holders in full and resulted in a gain on extinguishment of debt of $681,945.

