Form 10-Q
period 2019-01-31
VERUS INTERNATIONAL, INC.
filed 2019-03-25
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 25, 2019 there were 1,500,000,000 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding.

Verus International, Inc.

Form 10-Q

1

VERUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Consolidated Balance Sheets

(Unaudited)

	January 31, 2019	October 31, 2018
Assets
Current Assets
Cash	$47,752	$28,554
Accounts receivable, net	1,443,760	1,246,301
Inventory	114,536	90,589
Prepaid expenses	12,411	12,412
Other assets	8,629	8,629
Total Current Assets	1,627,088	1,386,485
Property and equipment, net	15,397	15,622
Total Assets	$1,642,485	$1,402,107

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,118,469	$642,739
Interest payable	356,265	257,170
Due to former officer	33,301	33,301
Note payable	530,000	530,000
Convertible notes payable, net	1,499,664	1,497,126
Total Current Liabilities	3,537,699	2,960,336

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Series A convertible preferred stock, $0.001 par value; 120,000,000 shares authorized and 44,570,101 shares issued and outstanding at January 31, 2019 and October 31, 2018	44,570	44,570

Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at January 31, 2019 and October 31, 2018	-	-

Series C convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and 455,801 and 160,000 shares issued and outstanding at January 31, 2019 and October 31, 2018, respectively	456	160

Common stock, $0.001 par value; 1,500,000,000 shares authorized and 1,500,000,000 shares issued and outstanding at January 31, 2019 and October 31, 2018	1,500,000	1,500,000

Additional paid-in-capital	22,546,899	22,545,691
Common stock to be issued	456,090	456,090
Accumulated deficit	(26,443,229)	(26,104,740)
Total Stockholders’ Deficit	(1,895,214)	(1,558,229)
Total Liabilities and Stockholders’ Deficit	$1,642,485	$1,402,107

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	January 31,
	2019	2018
Revenue	$2,443,820	$996,125
Cost of revenue	2,077,467	938,190
Gross Profit	366,353	57,935
Operating Expenses:
Salaries and benefits	98,223	147,208
Legal and professional fees	111,652	68,015
General and administrative	193,845	66,522
Total Operating Expenses	403,720	281,745
Operating loss	(37,367)	(223,810)
Other Income (Expense):
Interest expense	(101,633)	(48,887)
Loss on legal settlement	(199,489)	(351,853)
Total Other Income (Expense)	(301,122)	(400,740)
Loss from continuing operations before income taxes	(338,489)	(624,550)
Income taxes	-	-
Loss from continuing operations	(338,489)	(624,550)
Discontinued operations (Note 9)
Income from discontinued operations	-	117,544
Net loss	$(338,489)	$(507,006)

Earnings (loss) per common share:
Loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.00)

Earnings from discontinued operations per common share - basic and diluted	$0.00	$0.00

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,500,000,000	274,118,608

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended January 31, 2019 and 2018

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholder’s
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	Deficit
Balance, October 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	1,500,000,000	$1,500,000	$22,545,691	$456,090	$(26,104,740)	$(1,558,229)
Shares issued under Exchange Agreement					295,801	296			1,208			1,504
Net loss											(338,489)	(338,489)
Balance, January 31, 2019	44,570,101	$44,570	-	$-	455,801	$456	1,500,000,000	$1,500,000	$22,546,899	$456,090	$(26,443,229)	$(1,895,214)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Other Comprehensive Income	Accumulated	Total Stockholder’s
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	(Loss)	Deficit	Deficit
Balance, October 31, 2017	100,000	$100	-	$-	160,000	$160	249,369,810	$249,370	$22,409,041	$(53,285)	$(23,403,963)	$(798,577)
Shares Issued for Conversion of Promissory Notes							99,517,696	99,518	114,687			214,205
Shares issued under Monaker litigation settlement	44,470,101	44,470					10,559,890	10,560	275,150			330,180
Other comprehensive loss										(13,564)		(13,564)
Net loss											(507,006)	(507,006)
Balance, January 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	359,447,396	$359,448	$22,798,878	$(66,849)	$(23,910,969)	$(774,762)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	January 31,
	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(338,489)	$(624,550)
Net income from discontinued operations	-	117,544
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	225	-
Amortization of debt discount	2,538	5,440
Legal settlement settled in shares	-	289,483
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(197,459)	4,874
(Increase) Decrease in inventory	(23,946)	155,499
Increase in other assets	-	(84,665)
Increase (Decrease) in accounts payable and accrued expenses	576,329	(70,493)
Net cash provided by (used in) operating activities of continuing operations	19,198	(324,412)
Net cash used in operating activities of discontinued operations	-	(13,774)
Net cash provided by (used in) operating activities of continuing and discontinued operations	19,198	(338,186)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	-	683,000
Payments applied to convertible promissory notes	-	(40,000)
Net cash provided by financing activities of continuing operations	-	643,000

Net increase in cash	19,198	304,814
Cash at beginning of period	28,554	251,301

Cash at end of period	$47,752	$556,115

Supplemental disclosure:
Cash paid for interest	$-	$17,952

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended
	January 31,
	2019	2018
Supplemental disclosure of non-cash operating activity:

Settlement of accrued compensation through issuance of Series C Preferred Stock:
Value	$1,504	$-
Shares	295,801	-

Supplemental disclosure of non-cash investing and financing activity:

Settlement of convertible notes payable, accrued interest and professional fees through issuance of Common Stock:
Value	$-	$214,205
Shares		99,517,696

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Business

Verus International, Inc., including its wholly-owned subsidiary, are collectively referred to herein as “Verus,” “VRUS”, “Company,” “us,” or “we”.

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

The unaudited consolidated financial statements for the three months ended January 31, 2019 and 2018 include the operations of Verus MENA effective May 1, 2018, Verus Foods effective January 2017, and Gulf Agro Trading, LLC through April 30, 2018 (see Note 11). The historical operations of the Company’s real estate segment which were spun-off effective as of August 1, 2018, are reported as discontinued operations for the three months ended January 31, 2018. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2019. The results of operations for the three months ended January 31, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2019.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

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

Reclassifications

Certain reclassifications have been made to prior year’s unaudited consolidated financial statements to enhance comparability with the current year’s unaudited consolidated financial statements, including, but not limited to, presenting the spin-off of the Company’s real estate segment as discontinued operations for the three months ended January 31, 2018.

Concentrations of Credit Risk

The Company’s food products accounts receivable, net and revenues are geographically concentrated with customers located in the GCC countries. In addition, significant concentrations exist with a limited number of customers. The loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition.

The Company purchases substantially all of its food products from a limited number of regions around the world or from a limited number of suppliers. Increases in the prices of the food products which the Company purchases could adversely affect its operating results if the Company is unable to fully offset the effect of these increased costs through price increases, and the Company can provide no assurance that it will be able to pass along such increased costs to the Company’s customers. Furthermore, if the Company cannot obtain sufficient food products or its suppliers cease to be available, the Company could experience shortages in its food products or be unable to meet its commitments to customers. Alternative sources of food products, if available, may be more expensive. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at January 31, 2019 and October 31, 2018.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable securities

During January 2018, as part of the legal settlement with Monaker Group, Inc. (“Monaker”), NestBuilder received Monaker common shares valued at $32,270, which we have classified as “available for sale” securities until being spun-off on August 1, 2018 (see Note 10). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are trading securities and changes are reflected in our consolidated statement of operations.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At January 31, 2019 and October 31, 2018, the Company determined there was no requirement for an allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of net realizable value, determined on the first-in, first-out basis, or cost. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation. All inventory are considered finished goods.

Fair Value of Financial Instruments

The Company has adopted Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), formerly SFAS No. 157 “Fair Value Measurements”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Revenue Recognition

Revenue is derived from the sale of food and beverage products. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 4).

Share-Based Compensation

The Company computes share based payments in accordance with ASC 718-10, Compensation (“ASC 718-10”). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment No. 107 (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (“FASB”) ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using average exchange rates. Foreign currency translation gains and losses are included in the Unaudited Consolidated Statements of Operations as a component of accumulated other comprehensive loss. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates, where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Unaudited Consolidated Statements of Operations as a component of other income (expense).

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the tax years ended October 31, 2018 and 2017.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended January 31, 2019 and January 31, 2018 as we incurred a net loss for those periods. At January 31, 2019, there were outstanding warrants to purchase up to 21,205,000 shares of the Company’s common stock and approximately 695,000,000 shares of the Company’s common stock to be issued, which may dilute future EPS. At January 31, 2018, there were outstanding warrants to purchase up to 16,786,467 shares of the Company’s common stock and approximately 256,000,000 shares of the Company’s common stock to be issued, which may dilute future EPS.

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for three months ended January 31, 2019 and 2018 was $73,915 and $32,341, respectively.

Concentrations, Risks and Uncertainties

The Company’s ongoing operations are related to the international food industries, and its prospects for success are tied indirectly to interest rates and the worldwide demand for the Company’s food and beverage products.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Effective November 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted ASC 606 using the modified retrospective method, which did not have an impact on its consolidated financial statements. The Company expects the impact to net income of the new standard will be immaterial on an ongoing quarterly and annual basis. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 4 for additional information regarding the Company’s adoption of ASC 606.

Effective November 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification on classifying a variety of activities within the statement of cash flows. The Company determined the adoption of ASU 2016-15 did not have a material impact on its consolidated financial statements.

Effective November 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which changes the presentation of restricted cash and cash equivalents on the statement of cash flows by including restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company determined the adoption of ASU 2016-18 did not have a material impact on its consolidated financial statements.

Effective November 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The Company determined the adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements.

Effective November 1, 2018, the Company adopted ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company determined the adoption of ASU 2017-09 did not have a material impact on its consolidated financial statements.

Effective November 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The Company determined the adoption of ASU 2017-12 did not have a material impact on its consolidated financial statements.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842, which amends certain aspects of the new lease standard). The Company is currently evaluating the impact of adopting ASU 2016-02 and ASU 2017-13 on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. The standard is effective for the Company as of November 1, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company incurred a net loss of $338,489 and has generated positive cash flows from operations of $19,198 for the three months ended January 31, 2019. At January 31, 2019, the Company had a working capital deficit of $1,910,611, and an accumulated deficit of $26,443,229. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months from the date of this filing and to fund the growth of the food business, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

NOTE 4: REVENUE

The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Sales taxes and other similar taxes are excluded from revenue.

The adoption of ASC 606 resulted in no impact to the individual financial statement line items of the Company’s unaudited Condensed Consolidated Statements of Operations during the three months ended January 31, 2019.

Information about the Company’s net revenue by country is as follows:

Three Months Ended January 31,	2019	2018
Kingdom of Saudi Arabia	$196,649	$119,578
Oman	199,518	91,713
Bahrain	311,989	216,071
United Arab Emirates	1,735,664	568,763
Net revenue	$2,443,820	$996,125

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

At January 31, 2019 and October 31, 2018, there was $624,564 and $622,026 of convertible notes payable outstanding, net of discounts of $2,227 and $4,765, respectively. Additionally, at January 31, 2019, the Company was in default with respect to certain convertible notes as a result of not having sufficient shares of common stock available for issuance upon the conversion of such notes and certain cross-default provisions. The default provisions include 1) default interest rates ranging from 18% to 24% per annum, and 2) an increase in the total amount due calculated by multiplying the aggregate of the then outstanding principal amount of the note, together with accrued and unpaid interest thereon, plus default interest by 200%. At January 31, 2019, the principal amount of the notes, including accrued interest totaled $1,792,790, consisting of $875,100 of default principal and $241,013 of default interest.

During the three months ended January 31, 2019, there were no conversions of convertible notes into shares of the Company’s common stock and no payments toward the outstanding balances of convertible notes.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

NOTE 6: NOTE PAYABLE

In connection with the closing of the transactions contemplated by that certain securities purchase agreement dated February 8, 2019 by and between the Company and an accredited investor (the “SPA”), the Company entered into amendment no. 1 dated January 26, 2019 to the promissory note issued in favor of the Donald P. Monaco Insurance Trust (the “Note”) in the amount of $530,000, with an annual interest rate of 12%, whereby (i) the maturity date of the Note was amended from January 26, 2019 to January 26, 2020 and (ii) the Company agreed to use its best efforts to prepay the unpaid principal amount of the Note together with all accrued but unpaid interest thereon on or prior to March 31, 2019; provided, however, that the failure by the Company to prepay such amount by March 31, 2019 would not result in an event of default pursuant to the terms of the Note.

Subsequently, the Company entered into amendment no. 2 dated February 8, 2019 to the Note, whereby the maturity date of the Note was amended to November 8, 2019.

At January 31, 2019, the Company was in compliance with the terms of this note payable.

NOTE 7: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 1,625,000,000 shares consisting of 1,500,000,000 shares of common stock, $0.001 par value per shares, of which 1,500,000,000 are outstanding at January 31, 2019 and 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 44,570,101 are outstanding at January 31, 2019, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at January 31, 2019 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 455,801 shares are outstanding at January 31, 2019. At January 31, 2019, the Company does not have any shares of common stock available for issuance, which triggered a default on certain convertible notes payable (see Note 5).

On January 11, 2019, stockholders holding a majority of the voting power of the Company’s issued and outstanding shares of voting stock, executed a written consent approving 1) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to (i) increase the number of authorized shares of common stock of the Company to 7,500,000,000 shares from 1,500,000,000 shares and (ii) decrease the par value of the common stock and preferred stock to $0.000001 from $0.001 per share; and 2) granting discretionary authority to the Company’s Board of Directors to amend the Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-400 (the “Reverse Stock Split”), provided that, (X) that the Company may not effect Reverse Stock Splits that, in the aggregate, exceed 1-for-400, and (Y) any Reverse Stock Split may not be completed later than January 11, 2020. The increase in authorized shares of common stock will occur upon the filing of an amendment to the Company’s Certificate of Incorporation which amendment may not be filed prior to such date that is at least 20 days after the mailing of the Company’s information statement on Schedule 14C to stockholders of the Company. As of the date of this filing, the Company has not increased its authorized shares of common stock.

Common Stock

During the three months ended January 31, 2019, no shares of the Company’s common stock were issued.

At January 31, 2019, the Company was committed to issue warrants to purchase 15,000,000 shares of its common stock under the provisions of the employment agreement of its Chief Executive Officer.

At January 31, 2019, the Company was committed to issue 152,029,899 shares of its common stock as a result of the settlement agreement by and among the Company, Monaker, American Stock Transfer & Trust Company, LLC and NestBuilder executed on or about December 22, 2017. In addition, at January 31, 2019, there were warrants to purchase up to 21,205,000 shares of the Company’s common stock outstanding and approximately 695,000,000 shares of the Company’s common stock to be issued which may dilute future EPS.

Common Stock Warrants

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the three months ended January 31, 2019:

Expected volatility	1.46%
Weighted-average volatility	1.46%
Expected dividends	0%
Expected term (in years)	1.0
Risk-free rate	2.56%

The following table sets forth common share purchase warrants outstanding as of January 31, 2019:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2018	123,761,716	$0.007	$0.00
Warrants granted and issued	15,000,000	$0.006	$0.00
Warrants forfeited	(117,556,716)	$(0.006)	$0.00
Outstanding, January 31, 2019	21,205,000	$0.007	$0.00

Common stock issuable upon exercise of warrants	21,205,000	$0.014	$0.00

Series C Convertible Preferred Stock

On December 28, 2018, the Board of Directors awarded the Company’s Chief Executive Officer 295,801 shares of Series C Preferred Stock, in exchange for 117,055,586 of his warrants to acquire shares of Common Stock and a 501,130 share Common Stock bonus as approved by the Board of Directors related to the Company’s fiscal 2018 performance.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

NOTE 8: COMMITMENTS AND CONTINGENCIES

Mid-Atlantic CFO Advisory Services (“Mid-Atlantic”) v. Verus Foods and Anshu Bhatnagar, Case No. 2018-16824. This case stems from the Company’s use of Mid-Atlantic’s services for certain business transactions and the Company’s failure to pay for such services. On December 28, 2018, a Confirmation of Arbitration Award and Final Judgment Order was approved, awarding Mid-Atlantic an amount which included claimed services, attorney’s fees, arbitration costs and fees, and interest of 4% percent per annum from November 22, 2018. At January 31, 2019, the amount due to Mid-Atlantic under this judgment, including interest, was $199,489 and is included within other income (expense) in our Unaudited Consolidated Statements of Operations for the three months ended January 31, 2019.

Note 9: Segment reporting

Through July 31, 2018, the Company had two reportable segments: real estate and food products. On August 1, 2018, the real estate segment was spun-off into a separate public company, leaving the Company with only the food products segment (see Note 10).

NOTE 10: DISCONTINUED OPERATIONS

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

As a result of the spin-off of our real estate segment, all related assets and liabilities for periods prior to August 1, 2018 are disclosed net as current assets and current liabilities within the consolidated balance sheets, and all related income and expenses are disclosed net as income from discontinued operations within the consolidated statements of operations.

The revenues and expenses associated with discontinued operations included in our Unaudited Consolidated Statements of Operations for the three months ended January 31, 2018 were as follows:

	Discontinued	Continuing	Total
Revenue	$70,016	$996,125	$1,066,141
Cost of revenue	19,800	938,190	957,990
Gross Profit	50,216	57,935	108,151
Operating Expenses:
Salaries and benefits	35,375	147,208	182,583
Selling and promotions expense	133	-	133
Legal and professional fees	47,000	68,015	115,015
General and administrative	12,062	66,523	78,585
Total Operating Expenses	94,570	281,746	376,316
Operating loss	(44,354)	(223,811)	(268,165)
Other Income (Expense):
Interest expense	(472)	(48,887)	(49,358)
Gain (Loss) on legal settlement of accounts payable and convertible debt	162,370	(351,853)	(189,483)
Total Other Income (Expense)	161,899	(400,740)	(238,841)
Income (loss) before income taxes	117,544	(624,550)	(507,006)
Income taxes	-	-	-
Net income (loss)	$117,544	$(624,550)	$(507,006)

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

NOTE 11: BUSINESS DIVESTITURE

On May 1, 2018, Verus MENA entered into a Share Purchase and Sale Agreement with the Purchaser pursuant to which Verus MENA sold 75 shares of Gulf Agro, representing 25% of the common stock of Gulf Agro, to the Purchaser. In consideration for the Gulf Agro Shares, the Purchaser was assigned certain contracts executed during a specified period of time. Upon the consummation of the transaction contemplated by the Share Purchase and Sale Agreement, the Purchaser obtained a broader license for product distribution. All liabilities of Gulf Agro remained with Gulf Agro. This transaction benefited Verus MENA by providing Verus MENA with a broader license for product distribution and full control of all intellectual property rights.

NOTE 12: SUBSEQUENT EVENTS

In connection with the closing of the transactions contemplated by the SPA, the Company entered into amendment no. 2 dated February 8, 2019 to the Note, whereby the maturity date of the Note was amended to November 8, 2019 (see Note 6).

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

On February 26, 2019, the Company entered into an inducement agreement (the “Inducement Agreement”) effective as of February 8, 2019, pursuant to which the Company will issue Monaker 152,029,899 shares of its common stock as an inducement to remove certain anti-dilution provisions contained in the Series A Preferred Stock Certificate of Designation in connection with the Company’s offering of a convertible promissory note in the original principal amount of $1,250,000 and a three-year warrant to purchase up to 925,925,925 shares of the Company’s common stock. At January 31, 2019, the value of the 152,029,899 shares of common stock was $456,090 and was recorded as shares to be issued within our Consolidated Statement of Changes in Stockholders’ Deficit.

On February 8, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “First Investor”), whereby the Company sold an 8% convertible promissory note in the original principal amount of $1,250,000 (the “First Note”) and a three-year warrant to purchase up to 925,925,925 shares of the Company’s common stock. In connection with the SPA, the Company also entered into a Registration Rights Agreement with the First Investor (the “First Registration Rights Agreement”), pursuant to which the Company is required to file a Registration Statement on Form S-1 (or Form S-3, if available) (the “Registration Statement”) covering the resale of the Registrable Securities (as defined in the First Registration Rights Agreement) within 60 days of February 8, 2019. The Company is further required to use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the earlier of: (x) (i) in the event that the Registration Statement is not subject to a review by the SEC, 120 calendar days after February 8, 2019 or (ii) in the event that the Registration Statement is subject to a limited or full review by the SEC, 140 calendar days after February 8, 2019; and (y) the 5th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review.

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

On February 8, 2019, in conjunction with the SPA, the Company used a portion of such proceeds to pay off all convertible note holders at an aggregate amount less than the total amount due, which consisted of the principal amount of the notes, accrued interest, and penalties consisting of default principal and interest. The aggregate payoff proceeds of $1,118,049 paid all convertible note holders in full and resulted in a gain on extinguishment of debt of $681,945.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended October 31, 2018 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2019.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Verus International, Inc. (the “Company”) cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by the Company or any other person that the Company will achieve its objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 19, 2019 and elsewhere in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2019 are those that depend most heavily on these judgments and estimates. As of January 31, 2019, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended January 31, 2019 compared to three months ended January 31, 2018

Continuing Operations

Revenue

Our revenue increased to $2,443,820 for the three months ended January 31, 2019, compared to $996,125 for the three months ended January 31, 2018, an increase of $1,447,695 or 145%. The increase is the result of reducing the order backlog with customers due to increased operational cash flows that allow us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $2,077,467 for the three months ended January 31, 2019, compared to $938,190 for three months ended January 31, 2018, representing an increase of $1,139,277 or 121%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, legal and professional fees, and general and administrative expenses increased to $403,720 for the three months ended January 31, 2019, compared to $281,745 for the three months ended January 31, 2018, an increase of $121,975, or 43%. The increase is primarily due to higher legal fees as a result of structuring new financing to payoff all outstanding convertible notes payable as well as structuring the agreements to payoff of all outstanding convertible notes payable, and higher general and administrative expenses, partially offset by lower salaries and benefits.

Other Income (Expense)

Our other expense, net, decreased by $99,618 for the three months ended January 31, 2019. The decrease is primarily the result of lower legal settlement costs, partially offset by an increase in interest expense related to our convertible notes payable.

Net Loss from Continuing Operations

We had a net loss from continuing operations of $338,489 for the three months ended January 31, 2019, compared to a net loss of $624,550 for the three months ended January 31, 2018, a decrease of $286,061. The decrease in net loss is primarily driven by the increase in gross profit and the decrease in other expense, partially offset by the increase in operating expenses as disclosed above.

Discontinued Operations

As our discontinued operations were spun-off effective August 1, 2018 (see Note 10), there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives for the three months ended January 31, 2019 compared to the three months ended January 31, 2018.

Liquidity and Capital Resources

At January 31, 2019, the Company had $47,752 of cash and a working capital deficit of $1,910,611 as compared to cash of $28,554 and a working capital deficit of $1,573,851 at October 31, 2018.

Net cash provided by operating activities of continuing operations was $19,198 for the three months ended January 31, 2019 as compared to net cash used in operating activities of continuing operations of $324,412 for the three months ended January 31, 2018.

We did not have any cash used in or provided by investing activities during the three months ended January 31, 2019 or January 31, 2018.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the three months ended January 31, 2019, we had no net cash provided by financing activities of continuing operations as compared to $643,000 during the three months ended January 31, 2018. Our continued operations primarily depends upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

As a smaller reporting company we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2019 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2019. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited consolidated financial statements for the year ended January 31, 2019, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited consolidated financial statements for the quarter ended January 31, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 1, 2018, Mid-Atlantic CFO Advisory Services (“Mid-Atlantic”) commenced a lawsuit against Verus Foods, Inc. and Anshu Bhatnagar in the Fairfax Circuit Court, Case No. 2018-16824. This case stems from the Company’s use of Mid-Atlantic’s services for certain business transactions and the Company’s failure to pay for such services. On December 28, 2018, a Confirmation of Arbitration Award and Final Judgment Order was approved, awarding Mid-Atlantic an amount which included claimed services, attorney’s fees, arbitration costs and fees, and interest of 4% percent per annum from November 22, 2018. At January 31, 2019, the amount due to Mid-Atlantic under this judgment, including interest, was $199,489.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
March 25, 2019

