Form 10-Q/A
period 2019-01-31
VERUS INTERNATIONAL, INC.
filed 2019-04-19
CIK 1430523

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

EXPLANATORY NOTE

Verus International, Inc. (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended January 31, 2019 (the “Quarterly Report”) to revise certain disclosure in the condensed notes to the consolidated financial statements for the three months ended January 31, 2019 and 2018. Accordingly, this Amendment consists only of the cover page, this explanatory note, the financial statements, the signature page and Exhibits 31.1 and 31.2. The remainder of the Quarterly Report is unchanged and therefore has not been included in this Amendment.

2

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

Series C Convertible Preferred Stock

On December 28, 2018, the Board of Directors awarded the Company’s Chief Executive Officer 295,801 shares of Series C Preferred Stock, in exchange for 117,556,716 of his warrants to acquire shares of Common Stock and a 501,130 share Common Stock bonus as approved by the Board of Directors related to the Company’s fiscal 2018 performance.

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

On April 10, 2019, the Company entered into an inducement agreement (the “Inducement Agreement”) effective as of February 8, 2019, pursuant to which the Company will issue Monaker 152,029,899 shares of its common stock as an inducement to remove certain anti-dilution provisions contained in the Series A Preferred Stock Certificate of Designation in connection with the Company’s offering of a convertible promissory note in the original principal amount of $1,250,000 and a three-year warrant to purchase up to 925,925,925 shares of the Company’s common stock. At January 31, 2019, the value of the 152,029,899 shares of common stock was $456,090 and was recorded as shares to be issued within our Consolidated Statement of Changes in Stockholders’ Deficit.

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

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)
April 19, 2019

