Form 10-Q
period 2019-04-30
VERUS INTERNATIONAL, INC.
filed 2019-06-17
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of June 11, 2019 there were 2,290,449,898 shares of the issuer’s common stock, $0.000001 par value per share, issued.

Verus International, Inc.

Form 10-Q

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

2

VERUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIOD ENDED APRIL 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Consolidated Balance Sheets

(Unaudited)

	April 30, 2019	October 31, 2018
Assets
Current Assets
Cash	$493,032	$28,554
Accounts receivable, net	1,836,294	1,246,301
Inventory	252,861	90,589
Prepaid expenses	13,637	12,412
Other assets	8,629	8,629
Total Current Assets	2,604,453	1,386,485
Property and equipment, net	14,725	15,622
Intangible asset - license, net	307,377	-
Total Assets	$2,926,555	$1,402,107

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,668,096	$642,739
Interest payable	107,590	257,170
Due to former officer	31,301	33,301
Notes payable	530,000	530,000
Convertible notes payable, net	510,000	1,497,126
Total Current Liabilities	2,846,987	2,960,336

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Series A convertible preferred stock, $0.001 par value; 120,000,000 shares authorized and 44,570,101 shares issued and outstanding at April 30, 2019 and October 31, 2018	44,570	44,570

Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at April 30, 2019 and October 31, 2018	-	-

Series C convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and 430,801 and 160,000 shares issued and outstanding at April 30, 2019 and October 31, 2018, respectively	431	160

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 1,654,529,899 and 1,500,000,000 shares issued at April 30, 2019 and October 31, 2018, respectively	1,655	1,500,000

Additional paid-in-capital	22,853,274	22,545,691
Shares to be issued	1,458,244	456,090
Accumulated deficit	(24,278,606)	(26,104,740)
Total Stockholders’ Equity (Deficit)	79,568	(1,558,229)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,926,555	$1,402,107

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Revenue	$2,942,435	$1,165,146	$5,386,255	$2,234,444
Cost of revenue	2,490,130	1,026,581	4,567,597	1,964,771
Gross Profit	452,305	138,565	818,658	269,673
Operating Expenses:
Salaries and benefits	92,414	179,882	190,638	327,090
Stock-based compensation	290,573	-	290,573	-
Legal and professional fees	76,538	138,831	188,190	206,846
General and administrative	236,468	127,141	430,303	273,092
Total Operating Expenses	695,993	445,854	1,099,704	807,028
Operating loss	(243,688)	(307,289)	(281,046)	(537,355)
Other Income (Expense):
Interest expense	(46,889)	(30,451)	(148,522)	(79,337)
Initial derivative liability expense	(225,115)	-	(225,115)	-
Amortization of debt discount	(702,376)	-	(702,376)	-
Loss on legal settlements	-	-	(199,489)	(351,853)
Gain on convertible notes payable settlement	681,945	-	681,945	-
Gain on extinguishment of debt	2,700,737	-	2,700,737	-
Total Other Income (Expense)	2,408,302	(30,451)	2,107,180	(431,190)
Income (loss) from continuing operations before income taxes	2,164,614	(337,740)	1,826,134	(968,545)
Income taxes	-	-	-	-
Income (loss) from continuing operations	2,164,614	(337,740)	1,826,134	(968,545)
Discontinued operations (Note 12)
(Loss) Income from discontinued operations	-	(17,054)	-	100,701
Net income (loss)	$2,164,614	$(354,794)	$1,826,134	$(867,844)

Income (loss) per common share:
Income (loss) from continuing operations per common share - basic	$0.00	$(0.00)	$0.00	$(0.00)

Income (loss) from continuing operations per common share - diluted	$0.00	$(0.00)	$0.00	$(0.00)

(Loss) income from discontinued operations per common share - basic	$-	$(0.00)	$-	$0.00

(Loss) income from discontinued operations per common share - diluted	$-	$(0.00)	$-	$0.00

Income (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.00)

Income (loss) per common share - diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding – basic	1,514,514,259	355,330,860	1,506,628,559	313,832,292

Weighted average shares outstanding – diluted	2,144,219,259	355,330,860	2,136,333,559	313,832,292

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended April 30, 2019 and 2018

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholder’s Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	1,500,000,000	$1,500,000	$22,545,691	$456,090	$(26,104,740)	$(1,558,229)
Shares issued under Exchange Agreement					295,801	296			1,208			1,504
Net loss											(338,478)	(338,478)
Balance, January 31, 2019	44,570,101	$44,570	-	$-	455,801	$456	1,500,000,000	$1,500,000	$22,546,899	$456,090	$(26,443,218)	$(1,895,204)
Shares issued under Monaker Settlement							152,029,899	152,030	304,060	(456,090)		-
Conversion of Preferred Stock C to Common Stock					(25,000)	(25)	2,500,000	2,500	(2,475)			-
Shares to be issued under stock based compensation									138,170			138,170
Relative fair value of warrants issued with convertible promissory notes									697,611			697,611
Shares to be issued under conversion of convertible promissory notes									(2,483,866)	1,458,244		(1,025,622)
Reduction of par value of Common and Preferred Stock								(1,652,875)	1,652,875			-
Net income											2,164,612	2,164,612
Balance, April 30, 2019	44,570,101	$44,570	-	$-	430,801	$431	1,654,529,899	$1,655	$22,853,274	$1,458,244	$(24,2789,606)	$79,568

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Other Comprehensive Income	Accumulated	Total Stockholder’s Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	(Loss)	Deficit	(Deficit)
Balance, October 31, 2017	100,000	$100	-	$-	160,000	$160	249,369,810	$249,370	$22,409,041	$(53,285)	$(23,403,963)	$(798,577)
Shares Issued for Conversion of Promissory Notes							99,517,696	99,518	114,687			214,205
Shares issued under Monaker litigation settlement	44,470,101	44,470					10,559,890	10,560	275,150			330,180
Other comprehensive loss										(13,564)		(13,564)
Net loss											(507,006)	(507,006)
Balance, January 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	359,447,396	$359,448	$22,798,878	$(66,849)	$(23,910,969)	$(774,762)
Common Stock retired from Nestbuilder							(4,163,315)	(4,163)	4,163			-
Other comprehensive income										61,712		61,712
Net loss											(361,050)	(361,050)
Balance, April 30, 2018	44,570,101	$44,570	-	$-	160,000	$160	355,284,081	$355,285	$22,803,041	$(5,137)	$(24,272,019)	$(1,074,100)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,826,134	$(968,545)
Net income from discontinued operations	-	100,701
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	897	-
Stock-based compensation	138,170	-
Initial derivative liability expense	225,115	-
Amortization of debt discount	702,376	10,330
Gain on convertible notes settlement	(681,944)	-
Gain on extinguishment of debt	(2,700,737)	-
Legal settlement settled in shares	-	289,483
Changes in operating assets and liabilities:
Increase in accounts receivable	(589,993)	(56,113)
(Increase) decrease in inventory	(162,272)	279,453
Increase in other assets	(1,226)	(109,665)
Increase (decrease) in accounts payable and accrued expenses	867,688	(266,429)
Decrease in due to officer	(2,000)	-
Net cash used in operating activities of continuing operations	(377,792)	(821,486)
Net cash provided by operating activities of discontinued operations	-	48,148
Net cash used in operating activities of continuing and discontinued operations	(377,792)	(773,338)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	1,960,319	683,000
Payments applied to convertible promissory notes	(1,118,049)	(118,000)
Net cash provided by financing activities of continuing operations	842,270	565,000

Net increase in cash	464,478	(208,338)
Cash at beginning of period	28,554	251,301

Cash at end of period	$493,032	$42,963

Supplemental disclosure:
Cash paid for interest	$81,260	$53,508

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

	For the Six Months Ended
	April 30,
	2019	2018
Supplemental disclosure of non-cash operating activity:

Settlement of accrued compensation through issuance of Series C Preferred Stock:
Value	$1,504	$-
Shares	295,801	-

Supplemental disclosure of non-cash investing and financing activity:

Initial recognition of relative fair value of warrant agreements as convertible promissory notes discount	$697,611	$-
Initial recognition of derivative liability as debt discount	$752,389	$-

Settlement of convertible notes payable, accrued interest and professional fees through issuance of Common Stock:
Value	$-	$214,205
Shares		99,517,696

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Business

Verus International, Inc., including its wholly-owned subsidiary, are collectively referred to herein as “Verus,” “VRUS”, “Company,” “us,” or “we.”

The Company was incorporated in the state of Delaware under the name Spectrum Gaming Ventures, Inc. on May 25, 1994. On October 10, 1995, the Company changed its name to Select Video, Inc. On October 24, 2007, the Company filed a Certificate of Ownership with the Delaware Secretary of State whereby Webdigs, Inc., the Company’s wholly-owned subsidiary, was merged with and into the Company and the Company changed its name to Webdigs, Inc.

On October 9, 2012, the Company consummated a share exchange (the “Exchange Transaction”) with Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.), a Nevada corporation (“Monaker”) pursuant to which the Company received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”) in consideration for the issuance of 93 million shares of the Company’s newly designated Series A Convertible Preferred Stock to Monaker. Attaché owned approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz 360, Inc. (“RealBiz”). As a condition to the closing of the Exchange Transaction, on October 3, 2012, the Company filed a Certificate of Ownership with the Delaware Secretary of State whereby RealBiz Media Group, Inc., the Company’s wholly-owned subsidiary, was merged with and into the Company and the Company changed its name to RealBiz Media Group, Inc.

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

Until July 31, 2018, the Company operated a real estate segment which generated revenue from service fees (for video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The real estate segment was formed through the merging of three divisions: (i) the Company’s fully licensed real estate division (formerly known as Webdigs); (ii) the Company’s television media contracts division (Home Preview Channel /Extraordinary Vacation Homes); and (iii) the Company’s Real Estate Virtual Tour and Media group division (RealBiz 360). The assets of these divisions were used to create a new suite of real estate products and services that created stickiness through the utilization of video, social media and loyalty programs. At the core of the Company’s programs was its proprietary video creation technology which allowed for an automated conversion of data (text and pictures of home listings) to a video with voice and music. The Company provided video search, storage and marketing capabilities on multiple platform dynamics for web, mobile and television. Once a home, personal or community video was created using the Company’s proprietary technology, it could be published to social media, emailed or distributed to multiple real estate websites, broadband or television for consumer viewing.

The Company entered into a Contribution and Spin-off Agreement with NestBuilder.com Corp. (“NestBuilder”) on October 27, 2017, as amended on January 28, 2018, whereby, effective as of August 1, 2018, the Company spun off its real estate division into NestBuilder. All of the Company’s stockholders as of July 2, 2018, the record date, which held their shares as of July 20, 2018, the ex-dividend date, received one share of NestBuilder common stock for each 900 shares of the Company owned. As a result of the spin-off of the real estate segment, all related assets and liabilities are disclosed net as current assets and current liabilities within the consolidated balance sheets, and all related income and expenses are disclosed net as income (loss) from discontinued operations within the consolidated statements of operations and comprehensive income (loss).

Since August 1, 2018, the Company, through its wholly-owned subsidiary, Verus Foods, Inc. (“Verus Foods”), an international supplier of consumer food products, are focused on international consumer packaged goods, foodstuff distribution and wholesale trade. The Company’s fine food products are sourced in the United States and exported internationally. The Company markets consumer food products under its own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, in 2017, the Company focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical. During 2018, the Company added cold-storage facilities, and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff, with the goal to create vertical farm-to-market operations. The Company also begun to explore new consumer packaged goods (“CPG”) non-food categories, such as cosmetic and fragrances, for future product offerings.

 VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

The Company currently has a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. The Company’s long-term goal is to source goods and generate international wholesale and retail CPG sales in North and South America, Europe, Africa, Asia and Australia.

Effective October 16, 2018, the Company changed its name from RealBiz Media Group, Inc. to Verus International, Inc. and its ticker symbol to “VRUS”.

On April 25, 2019 (the “Closing Date”), the Company entered into a stock purchase agreement with Big League Foods, Inc. (“BLF”) and James Wheeler, the sole stockholder of Big League Foods, Inc. (the “Seller”). Upon the closing of such acquisition, BLF became the Company’s wholly-owned subsidiary and the Company acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections.

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

The unaudited consolidated financial statements for the six months ended April 30, 2019 and 2018 include the operations of Verus MENA effective May 1, 2018, Verus Foods effective January 1, 2017, Gulf Agro Trading, LLC through April 30, 2018 (see Note 13), and Big League Foods, Inc. effective April 25, 2019. The historical operations of the Company’s real estate segment which were spun-off effective as of August 1, 2018, are reported as discontinued operations for the six months ended April 30, 2018. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2019. The results of operations for the six months ended April 30, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2019.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuation of intangible assets, stock-based compensation and the deferred tax asset valuation allowance.

Reclassifications

Certain reclassifications have been made to prior year’s unaudited consolidated financial statements to enhance comparability with the current year’s unaudited consolidated financial statements, including, but not limited to, presenting the spin-off of the Company’s real estate segment as discontinued operations for the six months ended April 30, 2018.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at April 30, 2019 and October 31, 2018.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At April 30, 2019 and October 31, 2018, the Company determined there was no requirement for an allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of net realizable value, determined on the first-in, first-out basis, or cost. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation. All inventory are considered finished goods.

Intangible Asset

The Company amortizes its only intangible asset, a license with Major League Baseball Properties, Inc., on a straight-line basis over the estimated useful life of the license.

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

Revenue Recognition

Revenue is derived from the sale of food and beverage products. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 6).

Share-Based Compensation

The Company computes share based payments in accordance with ASC 718-10, Compensation (“ASC 718-10”). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment No. 107 (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees. The Company estimates the fair value of stock options and warrants by using the Black-Scholes option pricing model.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

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

Foreign Currency

The Company has one non-U.S. subsidiary, where the functional currency is not the U.S. dollar. The related assets and liabilities of this non-U.S. subsidiary have been translated using end of period exchange rates or historical exchange rates to the U.S. dollar.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and six months ended April 30, 2018 as we incurred a net loss for those periods. At April 30, 2019, there were outstanding warrants to purchase up to 623,705,000 shares of the Company’s common stock and approximately 6,000,000 shares of the Company’s common stock to be issued, which may dilute future EPS. At April 30, 2018, there were outstanding warrants to purchase up to 17,786,467 shares of the Company’s common stock and approximately 256,000,000 shares of the Company’s common stock to be issued, which may dilute future EPS.

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for six months ended April 30, 2019 and 2018 was $178,360 and $67,421, respectively.

Concentrations, Risks and Uncertainties

The Company’s ongoing operations are related to the international food industries, and its prospects for success are tied indirectly to interest rates and the worldwide demand for the Company’s food and beverage products.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Effective November 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted ASC 606 using the modified retrospective method, which did not have an impact on its consolidated financial statements. The Company expects the impact to net income of the new standard will be immaterial on an ongoing quarterly and annual basis. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 6 for additional information regarding the Company’s adoption of ASC 606.

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

Effective November 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The Company determined the adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

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

The Company has incurred negative cash flows from operations of $377,792 for the six months ended April 30, 2019. At April 30, 2019, the Company had a working capital deficit of $242,534, and an accumulated deficit of $24,278,606. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months from the date of this report and to fund the growth of the food business, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 4: ASSET ACQUISITION

On April 25, 2019, the Company entered into a stock purchase agreement with BLF and James Wheeler, the sole stockholder of BLF. Pursuant to the terms of the stock purchase agreement, on the Closing Date, the Seller sold all of BLF’s outstanding capital stock, or 1,500 shares of common stock to the Company. Subsequent to the Closing Date, the Company paid the Seller $50,000 net of the aggregate amount of any pre-closing liabilities or obligations of BLF (other than the Assumed Company Obligations (as defined in the stock purchase agreement)) and the applicable payees thereof, the aggregate amount of the Assumed Company Obligations. Within ten business days from the date upon which the Company delivers its first invoice for the Product (as defined in the stock purchase agreement) to a customer, the Company will pay the Seller an additional $50,000 net of the Aggregate Liabilities and the applicable payees thereof, the aggregate amount of the Assumed Company Obligations.

In addition, the Company will pay the Seller earnout payments in an amount not to exceed $5 million during the period commencing on the Closing Date through the quarter including December 31, 2022. During the Earnout Period the Seller will be entitled to receive a payment for each fiscal quarter based on the difference of the Operating Income (as defined in the stock purchase agreement) minus the Earnout Commission (as defined in the stock purchase agreement). If the Difference is a positive number for the applicable fiscal quarter, the Earnout Payment for such fiscal quarter shall equal the amount of the Earnout Commission. If the Difference is equal to zero or a negative number for the applicable fiscal quarter, the Earnout Payment for such fiscal quarter shall be equal to the Operating Income. During the Earnout Period, the Seller will be entitled to receive any portion of the Earnout Commission that was excluded from any prior Earnout Payment based on the Difference in the applicable fiscal quarter being a negative number; provided, however, no Catch-up Payment will be payable following the date on which the final Earnout Payment is made for the last fiscal quarter in the Earnout Period.

Upon the closing of such acquisition, BLF became the Company’s wholly-owned subsidiary and the Company acquired a license with MLB to sell MLB-branded frozen dessert products and confections. The license covers all 30 MLB teams.

The transaction was accounted for as an asset acquisition, with substantially all of the purchase consideration allocated to the license (see Note 5).

NOTE 5: INTANGIBLE ASSET – LICENSE, NET

Intangible asset - license, net, represents a license (the “License”) with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections. The License was acquired as part of the April 25, 2019 Stock Purchase Agreement (see Note 4) to purchase all of the outstanding capital stock of Big League Foods, Inc. The transaction was accounted for as an asset acquisition, with substantially all of the purchase consideration allocated to the License.

The purchase consideration to acquire the License totals $5,357,377, which consists of $50,000 cash paid subsequent to closing, $257,377 of accrued MLB License royalty fees that were assumed by the Company upon acquisition of the License (net of cash acquired of $350), and $5,050,000 cash that is contingently payable over time, through December 31, 2022, based on the future sales of MLB-branded products (see Note 10). The contingent consideration is recognized as an increase to the carrying amount of the License intangible asset when the payment becomes probable and estimable, net of any catch-up for amortization expense.

The net carrying amount of the License is as follows:

	April 30, 2019	October 31, 2018
Intangible asset – license, gross carrying amount	$307,377	$-
Less accumulated amortization	-	-
Intangible asset – license, net	$307,377	$-

The License is amortized on a straight-line basis over a useful life of 32 months, coinciding with the remaining contractual term of the License agreement, which terminates on December 31, 2021. Amortization expense is presented in cost of revenue. There was no amortization expense during the three and six months ended April 30, 2019 and April 30, 2018.

Future amortization expense related to the existing net carrying amount of the License as of April 30, 2019 is expected to be as follows:

Remainder of fiscal year 2019	$57,633
Fiscal year 2020	115,266
Fiscal year 2021	115,266
Fiscal year 2022	19,212

NOTE 6: REVENUE

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

The adoption of ASC 606 resulted in no impact to the individual financial statement line items of the Company’s unaudited Condensed Consolidated Statements of Operations during the six months ended April 30, 2019.

Information about the Company’s net revenue by country is as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Kingdom of Saudi Arabia	$463,737	$289,745	$660,385	$409,323
Oman	198,732	91,397	398,251	183,110
Bahrain	195,460	101,436	507,449	317,507
United Arab Emirates	2,084,506	755,741	3,820,170	1,324,504
Net Revenue	$2,942,435	$1,238,319	$5,386,255	$2,234,444

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 7: CONVERTIBLE NOTES PAYABLE

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

On February 8, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “First Investor”), whereby the Company sold an 8% convertible promissory note in the original principal amount of $1,250,000 (the “First Note”) and a three-year warrant to purchase up to 925,925,925 shares (the “First Warrant”) of the Company’s common stock. The Company allocated a value of $573,389 to the three-year warrant based upon a relative fair value methodology. The note converts at 90% of the lowest sale price during the 30 trading days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. Accordingly, the Company recorded a derivative liability of $842,676 and a debt discount of $676,611 and began amortizing the debt discount over the related term of the note. On March 6, 2019, the Company received a conversion notice from the First Investor, pursuant to which the principal amount of the First Note together with interest accrued thereon was to convert into an aggregate of 512,333,333 shares of the Company’s common stock at a fixed conversion price of $0.0025 per share and the First Warrant was amended such that the First Warrant is exercisable for 500,000,000 shares of the Company’s common stock at a fixed exercise price of $0.0025 per share. As of March 6, 2019, the date the Company received the conversion notice, the Company did not have sufficient available shares of common stock to issue and therefore recorded the value of such shares at such date as Shares to be Issued within the unaudited consolidated balance sheets. On June 4, 2019, the Company issued the 512,333,333 shares of its common stock to the First Investor. In connection with the securities purchase agreement, the Company entered into a Registration Rights Agreement with the First Investor (the “First Registration Rights Agreement”), pursuant to which the Company is required to file a Registration Statement on Form S-1 (or Form S-3, if available) (the “Registration Statement”) covering the resale of the shares of common stock underlying the note and the warrant.

On February 11, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “Second Investor”), whereby the Company sold an 8% convertible promissory note in the original principal amount of $200,000 (the “Second Note” and together with the First Note, the “Notes”) and a three-year warrant to purchase up to 148,148,148 shares (the “Second Warrant” and together with the First Warrant, the “Warrants”) of the Company’s common stock. The Company allocated a value of $124,222 to the three-year warrant based upon a relative fair value methodology. The note converts at 90% of the lowest sale price during the 30 trading days prior to conversion. Due to certain ratchet provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. Accordingly, the Company recorded a derivative liability of $134,828 and a debt discount of $75,778 and began amortizing the debt discount over the related term of the note. On March 6, 2019, the Company received a conversion notice from the Second Investor, pursuant to which the principal amount of the Second Note together with interest accrued thereon was to convert into an aggregate of 81,920,000 shares of the Company’s common stock at a fixed conversion price of $0.0025 per share and the Second Warrant was amended such that the Second Warrant is exercisable for 80,000,000 shares of the Company’s common stock at a fixed exercise price of $0.0025 per share. As of March 6, 2019, the date the Company received the conversion notice, the Company did not have sufficient available shares of common stock to issue and therefore recorded the value of such shares at such date as Shares to be Issued within the unaudited consolidated balance sheets. On June 4, 2019, the Company issued the 81,920,000 shares of its common stock to the Second Investor. In connection with the securities purchase agreement, the Company entered into a Registration Rights Agreement with the Second Investor (the “Second Registration Rights Agreement”), pursuant to which the Company is required to file the Registration Statement covering the resale of the shares of common stock underlying the note and the warrant.

The Company filed the Registration Statement with the SEC on June 7, 2019.

Upon conversions of the Notes together with interest accrued thereon, and amendments of the Warrants, the related derivative liabilities and debt discounts were eliminated and the Company recorded a net gain on extinguishment of debt of $2,700,737, which is recorded within the unaudited consolidated statements of operations.

On February 8, 2019, the Company used a portion of the proceeds it received from the First Investor to pay off all convertible note holders at an aggregate amount less than the total amount due, which consisted of the principal amount of the notes, accrued interest, and penalties consisting of default principal and interest. The aggregate payment of $1,118,049 paid all convertible note holders in full and resulted in a gain on extinguishment of debt of $681,945.

On April 26, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “Third Investor”) pursuant to which the Company issued and sold a convertible note in the principal amount of $600,000 (including a $90,000 original issuance discount). The note matures on November 12, 2019, bears interest at a rate of 5% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. The note may be prepaid by the Company at any time without penalty.

At April 30, 2019 and October 31, 2018, there was $510,000 and $1,497,126 of convertible notes payable outstanding, net of discounts of $90,000 and $4,765, respectively.

During the six months ended April 30, 2019 and 2018, amortization of debt discount amounted to $702,376 and $0, respectively.

During the six months ended April 30, 2019, $1,485,633 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $1,118,049 toward the outstanding balances of convertible notes.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 8: NOTE PAYABLE

In connection with the closing of the transactions contemplated by the securities purchase agreement entered into with the First Investor, the Company entered into amendment no. 1 dated January 26, 2019 to the promissory note (the “Monaco Note”) issued in favor of the Donald P. Monaco Insurance Trust in the amount of $530,000, with an annual interest rate of 12%, whereby (i) the maturity date of the Monaco Note was amended from January 26, 2019 to January 26, 2020 and (ii) the Company agreed to use its best efforts to prepay the unpaid principal amount of the Monaco Note together with all accrued but unpaid interest thereon on or prior to March 31, 2019; provided, however, that the failure by the Company to prepay such amount by March 31, 2019 would not result in an event of default pursuant to the terms of the Monaco Note.

Subsequently, the Company entered into amendment no. 2 dated February 8, 2019 to the Monaco Note, whereby the maturity date of the Monaco Note was amended to November 8, 2019.

At April 30, 2019, the Company was in compliance with the terms of the Monaco Note.

NOTE 9: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock, $0.000001 par value per shares, of which 1,654,529,899 are issued at April 30, 2019 and 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 44,570,101 are outstanding at April 30, 2019, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, none of which are outstanding at April 30, 2019 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 430,801 shares are outstanding at April 30, 2019.

On January 11, 2019, stockholders holding a majority of the voting power of the Company’s issued and outstanding shares of voting stock, executed a written consent approving 1) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to (i) increase the number of authorized shares of common stock of the Company to 7,500,000,000 shares from 1,500,000,000 shares and (ii) decrease the par value of the common stock and preferred stock to $0.000001 from $0.001 per share; and 2) granting discretionary authority to the Company’s Board of Directors to amend the Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-400 (the “Reverse Stock Split”), provided that, (X) that the Company may not effect Reverse Stock Splits that, in the aggregate, exceed 1-for-400, and (Y) any Reverse Stock Split may not be completed later than January 11, 2020. On April 16, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase its authorized common stock from 1,500,000,000 shares to 7,500,000,000 shares and to decrease the par value of its common stock and preferred stock from $0.001 per share to $0.000001 per share. As of April 30, 2019, the Company has not effected any Reverse Stock Split.

Common Stock

On April 22, 2019, the Company issued 152,029,899 shares of its common stock to satisfy the settlement agreement by and among the Company, Monaker, American Stock Transfer & Trust Company, LLC and NestBuilder that was executed on or about December 22, 2017.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ DEFICIT (continued)

At April 30, 2019, the Company was committed to issue warrants to purchase 37,500,000 shares of its common stock under the provisions of the employment agreement of its Chief Executive Officer.

At April 30, 2019, there were warrants to purchase up to 623,705,000 shares of the Company’s common stock outstanding and approximately 6,000,000 shares of the Company’s common stock to be issued which may dilute future EPS.

Common Stock Warrants

Under the provisions of the employment agreement with its Chief Executive Officer, the Company is committed to issue warrants to purchase shares of its common stock as follows:

●	For each $1 million in revenue generated by the Company, a warrant to purchase 7,500,000 shares of the Company’s common stock will be granted, until such time as the Chief Executive Officer owns 20% of the then-outstanding shares of common stock.
●	At the beginning of each calendar year, a warrant to acquire 3% of the Company’s outstanding common stock will be granted.

At April 30, 2019, there remained approximately 254,000,000 shares of the Company’s common stock, to be issued if earned, under the provisions of the Chief Executive Officer’s employment agreement, which would increase such ownership percentage of the Company’s common stock to the 20% limit.

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the six months ended April 30, 2019:

Expected volatility	0.54% - 2.39%
Weighted-average volatility	0.63%
Expected dividends	0%
Expected term (in years)	2.0
Risk-free rate	2.39% - 2.56%

The following table sets forth common share purchase warrants outstanding at April 30, 2019:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2018	123,761,716	$0.007	$0.00
Warrants granted and issued	1,691,574,073	$0.002	$0.00
Warrants exchanged	(1,191,630,789)	$(0.002)	$0.00
Outstanding, April 30, 2019	623,705,000	$0.003	$0.00

Common stock issuable upon exercise of warrants	623,705,000	$0.003	$0.00

Series A Convertible Preferred Stock

On February 8, 2019, the Company filed the Second Amended and Restated Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Second Amended and Restated COD”) with the Delaware Secretary of State whereby the Company removed the anti-dilution protection for holders of Series A Convertible Preferred Stock and provided holders of such preferred stock with a right of participation in future financings.

Series C Convertible Preferred Stock

On December 28, 2018, the Board of Directors awarded the Company’s Chief Executive Officer 295,801 shares of Series C Preferred Stock, in exchange for 117,556,716 of his warrants to acquire shares of common stock and a 501,130 share common stock bonus as approved by the Company’s Board of Directors related to the Company’s fiscal 2018 performance.

On April 26, 2019, a shareholder converted 25,000 shares of Series C Preferred Stock into an aggregate of 2,500,000 shares of the Company’s common stock.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 10: COMMITMENTS AND CONTINGENCIES

Litigation

On December 1, 2018, Mid-Atlantic CFO Advisory Services (“Mid-Atlantic”) commenced a lawsuit against Verus Foods, Inc. and Anshu Bhatnagar in the Fairfax Circuit Court, Case No. 2018-16824. This case stems from the Company’s use of Mid-Atlantic’s services for certain business transactions and the Company’s failure to pay for such services. On December 28, 2018, a Confirmation of Arbitration Award and Final Judgment Order was approved, awarding Mid-Atlantic an amount which included claimed services, attorney’s fees, arbitration costs and fees, and interest of 4% percent per annum from November 22, 2018. At April 30, 2019, the amount due to Mid-Atlantic under this judgment, including interest, was approximately $200,000 and is included within other income (expense) in the Company’s Unaudited Consolidated Statements of Operations for the six months ended April 30, 2019.

On April 4, 2019, Auctus Fund, LLC (“Auctus”) commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. This case stems from a securities purchase agreement and convertible note issued in May 2017, a securities purchase agreement and convertible note issued in July 2018, the spin-off of the Company’s real estate division into NestBuilder including the issuance of shares of NestBuilder in the spin-off to the Company’s stockholders and an inducement agreement, release and payoff agreement executed by the parties in February 2019 whereby the Company settled the balance of outstanding amounts owed to Auctus in consideration for cash and shares of NestBuilder. Auctus has requested that the court grant it injunctive and equitable relief and specific performance with respect to the Company’s obligations; determine that the Company is liable for all damages, losses and costs and award Auctus actual losses sustained; award Auctus costs including, but not limited to, costs required to prosecute the action including attorneys’ fees; and punitive damages. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability, if any, will have a material adverse effect on its financial condition or results of operations.

License Contingent Consideration

As described in Note 5, during April 2019 the Company acquired a License to sell MLB-branded frozen dessert products and confections as part of its acquisition of BLF. The consideration payable to the seller of BLF includes $5,050,000 of contingent consideration, of which $50,000 is due upon the initial sale of an MLB-branded product and of which $5,000,000 is to be paid over time, through December 31, 2022, based on future sales of MLB-branded products (the “Earnout”). The Earnout is payable on a quarterly basis at $1.00 per case sold for sales that have a minimum gross margin of 20% per case. The Earnout payable each quarter is limited in aggregate to the operating income of BLF; however, any amounts constrained due to this limit may be rolled forward to future periods and paid when there is sufficient excess operating income. The Company accrues for this contingent consideration when payment becomes both probable and estimable.

At April 30, 2019, no amounts were accrued for the License contingent consideration. However, the Company believes it is a reasonable possibility that the maximum amount of $5,050,000 will be paid over the term of the arrangement.

Guaranteed Minimum Royalties

The Company is obligated to pay royalties to certain vendors for the sale of products that contain their intellectual property. These royalty fees are based on a percentage of sales of the underlying products and are included in cost of revenue. The royalties also include certain guaranteed minimum payments. As of April 30, 2019, the Company’s total expected future obligation related to these guaranteed minimum payments was $1,715,000, of which the Company expects to pay $405,000, $530,000 and $780,000 during the fiscal years ending October 31, 2019, 2020, and 2021, respectively. Amounts accrued at April 30, 2019 relating to these guaranteed minimum payments totaled $257,727 and are included in accounts payable and accrued expenses.

Guaranteed Working Capital Funding

The Company is obligated to fund BLF up to $500,000 as may be required to achieve the projections set forth in the financial budget, unless mutually agreed by the Company and Seller. Such funding may be in a form of cash capital contributions, trade facilities and/or guarantees of the Company’s obligations to third parties. Such funding is required prior to a date that is six months following April 25, 2019.

Note 11: Segment reporting

Through July 31, 2018, the Company had two reportable segments: real estate and food products. On August 1, 2018, the real estate segment was spun-off into a separate public company, leaving the Company with only the food products segment (see Note 12).

NOTE 12: DISCONTINUED OPERATIONS

Through July 31, 2018, the Company operated a real estate segment which generated revenue from service fees (for video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). The real estate segment was formed through the merging of three divisions: (i) the Company’s fully licensed real estate division (formerly known as Webdigs); (ii) the Company’s TV media contracts (Home Preview Channel /Extraordinary Vacation Homes) division; and (iii) the Company’s Real Estate Virtual Tour and Media group (RealBiz 360). The assets of these divisions were used to create a new suite of real estate products and services that created stickiness through the utilization of video, social media and loyalty programs. At the core of the Company’s programs was its proprietary video creation technology which allowed for an automated conversion of data (text and pictures of home listings) to a video with voice and music. The Company provided video search, storage and marketing capabilities on multiple platform dynamics for web, mobile and TV. Once a home, personal or community video was created using our proprietary technology, it could be published to social media, email or distributed to multiple real estate websites, broadband or television for consumer viewing.

As a result of the spin-off of the Company’s real estate segment, all related assets and liabilities for periods prior to August 1, 2018 are disclosed net as current assets and current liabilities within the consolidated balance sheets, and all related income and expenses are disclosed net as income from discontinued operations within the consolidated statements of operations.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 12: DISCONTINUED OPERATIONS (continued)

The revenues and expenses associated with discontinued operations included in our Unaudited Consolidated Statements of Operations for the three and six months ended April 30, 2018 were as follows:

	Three Months Ended April 30, 2018
	Discontinued	Continuing	Total
Revenue	$76,560	$1,165,146	$1,241,706
Cost of revenue	19,800	1,026,581	1,046,381
Gross Profit	56,760	138,565	195,325
Operating Expenses:
Salaries and benefits	23,469	179,882	203,351
Selling and promotions expense	665	-	665
Legal and professional fees	29,449	138,831	168,280
General and administrative	36,463	127,141	163,604
Total Operating Expenses	90,046	445,854	535,900
Operating loss	(33,286)	(307,289)	(340,575)
Other Income (Expense):
Interest expense	(422)	(30,451)	(30,872)
Gain (Loss) on legal settlement of accounts payable and convertible debt	16,653	-	16,653
Total Other Income (Expense)	16,232	(30,451)	(14,219)
(Loss) income before income taxes	(17,054)	(337,740)	(354,794)
Income taxes	-	-	-
Net (loss) income	$(17,054)	$(337,740)	$(354,794)

	Six Months Ended April 30, 2018
	Discontinued	Continuing	Total
Revenue	$146,787	$2,234,444	$2,381,231
Cost of revenue	39,600	1,964,771	2,004,371
Gross Profit	107,187	269,673	376,860
Operating Expenses:
Salaries and benefits	58,844	327,090	385,934
Selling and promotions expense	798	-	798
Legal and professional fees	76,449	206,846	283,295
General and administrative	48,525	273,092	321,617
Total Operating Expenses	184,616	807,028	991,644
Operating loss	(77,429)	(537,355)	(614,784)
Other Income (Expense):
Interest expense	(893)	(79,337)	(80,230)
Gain (Loss) on legal settlement of accounts payable and convertible debt	179,023	(351,853)	(172,830)
Total Other Income (Expense)	178,130	(431,190)	(253,060)
(Loss) income before income taxes	100,701	(968,545)	(867,844)
Income taxes	-	-	-
Net (loss) income	$100,701	$(968,545)	$(867,844)

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

NOTE 13: BUSINESS DIVESTITURE

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

NOTE 14: SUBSEQUENT EVENTS

On May 30, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 41,666,666 shares of its common stock for aggregate gross proceeds of $500,000.

On May 30, 2019, the Company entered into a letter agreement with the First Investor, pursuant to which the principal amount of the First Note together with interest accrued thereon was converted into an aggregate of 512,333,333 shares of the Company’s common stock at a fixed conversion price of $0.0025 per share and the First Warrant was amended such that the First Warrant is exercisable for 500,000,000 shares of the Company’s common stock at a fixed exercise price of $0.0025 per share. The Company issued the 512,333,333 shares of its common stock on June 4, 2019. See Note 7.

On May 30, 2019, the Company entered into a letter agreement with the Second Investor, pursuant to which the principal amount of the Second Note together with interest accrued thereon was converted into an aggregate of 81,920,000 shares of the Company’s common stock at a fixed conversion price of $0.0025 per share and the Second Warrant was amended such that the Second Warrant is exercisable for 80,000,000 shares of the Company’s common stock at a fixed exercise price of $0.0025 per share. The Company issued the 81,920,000 shares of its common stock on June 4, 2019. See Note 7.

On June 1, 2019, the Board of Directors of Verus International, Inc. (the “Company”) appointed Christopher Cutchens as Chief Financial Officer of the Company, effective immediately.

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

Overview

Until July 31, 2018, we operated a real estate segment which generated revenue from service fees (for video creation and production and website hosting (ReachFactor)) and product sales (Nestbuilder Agent 2.0 and Microvideo app). We entered into a Contribution and Spin-off Agreement (the “Spin-Off Agreement”) with NestBuilder.com Corp., a Nevada corporation (“NestBuilder”), on October 27, 2017, as amended on January 28, 2018, whereby, effective as of August 1, 2018, we spun off our real estate division into NestBuilder. Since August 1, 2018, we, through our wholly-owned subsidiary, Verus Foods, Inc. (“Verus Foods”), an international supplier of consumer food products, are focused on international consumer packaged goods, foodstuff distribution and wholesale trade. Our fine food products are sourced in the United States and exported internationally. We market consumer food products under our own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, in 2017, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical. During 2018, we added cold-storage facilities, and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuffs with the goal to create vertical farm-to-market operations. We have also begun to explore new consumer packaged goods non-food categories, such as cosmetic and fragrances, for future product offerings.

We currently have a significant concentration of our business in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), especially in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates (“UAE”), Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait.

In addition to the foregoing, on April 25, 2019, we acquired all of the outstanding capital stock of Big League Foods, Inc. (“BLF”). Upon the closing of such acquisition, BLF became our wholly-owned subsidiary and we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections. The license covers all 30 MLB teams.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2019 are those that depend most heavily on these judgments and estimates. As of April 30, 2019, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended April 30, 2019 compared to three months ended April 30, 2018

Continuing Operations

Revenue

Our revenue increased to $2,942,435 for the three months ended April 30, 2019, compared to $1,165,146 for the three months ended April 30, 2018, an increase of $1,777,289 or 153%. The increase is the result of reducing the order backlog with customers due to increased operational cash flows that allow us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $2,490,130 for the three months ended April 30, 2019, compared to $1,026,581 for three months ended April 30, 2018, representing an increase of $1,463,549 or 143%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, legal and professional fees, and general and administrative expenses increased to $695,995 for the three months ended April 30, 2019, compared to $445,854 for the three months ended April 30, 2018, an increase of $250,141, or 56%. The increase is primarily due to higher stock-based compensation in addition to general and administrative expenses, partially offset by lower legal fees and salaries and benefits.

Other Income (Expense)

Our other income increased by $2,438,752 for the three months ended April 30, 2019. The increase is primarily the result of gains related to settlement of certain convertible notes payable and extinguishment of debt, partially offset by an increase in interest expense.

Net Income from Continuing Operations

We had net income from continuing operations of $2,164,612 for the three months ended April 30, 2019, compared to a net loss of $337,740 for the three months ended April 30, 2018, an increase of $2,502,351. The increase in net income is primarily driven by the increase in gross profit and gains related to settlement of certain convertible notes payable and extinguishment of debt, partially offset by increases in interest expense and operating expenses as disclosed above.

Discontinued Operations

As our discontinued operations were spun-off effective August 1, 2018 (see Note 12), there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives for the three months ended April 30, 2019 compared to the three months ended April 30, 2018.

Six months ended April 30, 2019 compared to six months ended April 30, 2018

Continuing Operations

Revenue

Our revenue increased to $5,386,255 for the six months ended April 30, 2019, compared to $2,234,444 for the six months ended April 30, 2018, an increase of $3,151,811 or 141%. The increase is the result of a continued reduction in order backlog with customers due to increased operational cash flows that allow us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $4,567,597 for the six months ended April 30, 2019, compared to $1,964,771 for six months ended April 30, 2018, representing an increase of $2,602,826 or 132%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, legal and professional fees, and general and administrative expenses increased to $1,099,703 for the six months ended April 30, 2019, compared to $807,028 for the six months ended April 30, 2018, an increase of $292,675, or 36%. The increase is primarily due to higher stock-based compensation in addition to general and administrative expenses, and other operating expenses to support the increase in revenue, partially offset by lower legal fees and salaries and benefits.

Other Income (Expense)

Our other income increased by $2,538,369 for the six months ended April 30, 2019. The increase is primarily the result of the gains related to settlement of certain convertible notes payable and extinguishment of debt and lower legal settlement losses, partially offset by an increase in interest expense.

Net Income (Loss) from Continuing Operations

We had net income from continuing operations of $1,826,134 for the six months ended April 30, 2019, compared to a net loss of $968,545 for the six months ended April 30, 2018, an increase of $2,794,679. The increase in net income is primarily driven by the gains related to settlement of certain convertible notes payable and extinguishment of debt and the increase in gross profit, partially offset by an increase in interest expense, and an increase in operating expenses as disclosed above.

Discontinued Operations

As our discontinued operations were spun-off effective August 1, 2018 (see Note 12), there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives for the six months ended April 30, 2019 compared to the six months ended April 30, 2018.

Liquidity and Capital Resources

At April 30, 2019, we had $493,032 of cash and a working capital deficit of $242,534 as compared to cash of $28,554 and a working capital deficit of $1,573,851 at October 31, 2018.

Net cash used in operating activities of continuing operations was $377,792 for the six months ended April 30, 2019 as compared to net cash used in operating activities of continuing operations of $821,486 for the six months ended April 30, 2018.

We did not have any cash used in or provided by investing activities during the six months ended April 30, 2019 or April 30, 2018.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the six months ended April 30, 2019, net cash provided by financing activities of continuing operations was $842,270, as compared to $565,000 during the six months ended April 30, 2018. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2019 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of April 30, 2019. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. In order to further strengthen our internal controls, we have appointed a Chief Financial Officer effective as of June 1, 2019, and have hired an Assistant Manager of Accounting and Finance, which we believe will assist us in improving internal controls by ensuring accurate and reliable information and compliance with financial and operational requirements. As we grow, we expect to increase our number of employees, which should enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited consolidated financial statements for the quarter ended April 30, 2019, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited consolidated financial statements for the quarter ended April 30, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

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

On April 4, 2019, Auctus Fund, LLC (“Auctus”) commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. This case stems from a securities purchase agreement and convertible note issued in May 2017, a securities purchase agreement and convertible note issued in July 2018, the spin-off of the Company’s real estate division into NestBuilder including the issuance of shares of NestBuilder in the spin-off to the Company’s stockholders and an inducement agreement, release and payoff agreement executed by the parties in February 2019 whereby the Company settled the balance of outstanding amounts owed to Auctus in consideration for cash and shares of NestBuilder. Auctus has requested that the court grant it injunctive and equitable relief and specific performance with respect to the Company’s obligations; determine that the Company is liable for all damages, losses and costs and award Auctus actual losses sustained; award Auctus costs including, but not limited to, costs required to prosecute the action including attorneys’ fees; and punitive damages.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3*	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc.
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.12	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
10.1	Form of February 8th Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2019)
10.2	Form of February 8th Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2019)
10.3	Form of February 8th Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2019)
10.4	Form of February 8th 8% Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2019)
10.5	Form of February 11th Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2019)
10.6	Form of February 11th Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2019)
10.7	Form of February 11th Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2019)
10.8	Form of February 11th 8% Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2019)
10.9	Amendment No. 1 to Donald P. Monoco Insurance Trust Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2019)
10.10	Amendment No. 2 to Donald P. Monoco Insurance Trust Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2019)
10.11	Stock Purchase Agreement by and among Verus International, Inc., Big League Foods, Inc. and James Wheeler dated April 25, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 26, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)
June 17, 2019

/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)
June 17, 2019

