Form 10-Q
period 2019-07-31
VERUS INTERNATIONAL, INC.
filed 2019-09-10
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

As of September 6, 2019 there were 2,292,869,253 shares of the issuer’s common stock, $0.000001 par value per share, issued.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, filed with the SEC on March 19, 2019 and elsewhere in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

2

VERUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIOD ENDED JULY 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Consolidated Balance Sheets

	July 31, 2019	October 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$408,404	$28,554
Accounts receivable, net	2,721,877	1,246,301
Inventory	566,666	90,589
Prepaid expenses	133,989	12,412
Other assets	8,629	8,629
Total Current Assets	3,839,565	1,386,485
Property and equipment, net	15,794	15,622
Intangible asset - license, net	326,894	-
Total Assets	$4,182,253	$1,402,107

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,826,052	$642,739
Interest payable	107,360	257,170
Due to former officer	1,801	33,301
Notes payable	530,000	530,000
Convertible notes payable, net	1,074,038	1,497,126
Total Current Liabilities	4,539,251	2,960,336

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Series A convertible preferred stock, $0.001 par value; 120,000,000 shares authorized and 44,570,101 shares issued and outstanding at July 31, 2019 and October 31, 2018	44,570	44,570

Series B convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at July 31, 2019 and October 31, 2018	-	-

Series C convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and 430,801 and 160,000 shares issued and outstanding at July 31, 2019 and October 31, 2018, respectively	431	160

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 2,290,449,898 and 1,500,000,000 shares issued at July 31, 2019 and October 31, 2018, respectively	2,291	1,500,000

Additional paid-in-capital	25,231,516	22,545,691
Shares to be issued	2	456,090
Accumulated deficit	(25,635,808)	(26,104,740)
Total Stockholders’ Deficit	(356,998)	(1,558,229)
Total Liabilities and Stockholders’ Deficit	$4,182,253	$1,402,107

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Revenue	$3,477,494	$1,371,445	$8,863,749	$3,605,889
Cost of revenue	2,984,240	1,147,231	7,551,837	3,112,002
Gross Profit	493,254	224,214	1,311,912	493,887
Operating Expenses:
Salaries and benefits	145,248	55,347	335,886	382,437
Stock-based compensation	899,666	-	1,190,240	-
Selling and promotions expense	63,750	-	63,750	-
Legal and professional fees	266,592	44,215	454,783	251,061
General and administrative	386,832	231,999	817,133	450,547
Total Operating Expenses	1,762,088	331,561	2,861,792	1,084,045
Operating loss	(1,268,834)	(112,017)	(1,549,880)	(590,158)
Other (Expense) Income:
Interest expense	(39,330)	(98,743)	(187,852)	(178,079)
Loss on legal settlement	-	-	(199,489)	-
Initial derivative liability expense	-	-	(225,115)	-
Amortization of debt discount	(49,038)	(4,670)	(751,414)	(15,000)
Gain on extinguishment of debt	-	-	2,700,737	-
Gain on convertible notes payable settlement	-	-	681,945	-
Gain (loss) on legal settlement of accounts payable and convertible notes payable	-	92,577	-	(259,276)
Default principal increase on convertible notes payable	-	(793,327)	-	(793,327)
Total Other (Expense) Income	(88,368)	(804,163)	2,018,812	(1,245,682)
(Loss) Income from continuing operations before income taxes	(1,357,202)	(911,510)	468,932	(1,835,840)
Income taxes	-	-	-	-
(Loss) income from continuing operations	(1,357,202)	(911,510)	468,932	(1,835,840)
Discontinued operations (Note 11)
Income from discontinued operations	-	200,570	-	332,110
Net (loss) income	$(1,357,202)	$(710,940)	$468,932	$(1,503,730)

(Loss) income per common share:
(Loss) income from continuing operations per common share - basic	$(0.00)	$(0.00)	$0.00	$(0.00)

(Loss) income from continuing operations per common share - diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Income from discontinued operations per common share - basic	$-	$0.00	$-	$0.00

Income from discontinued operations per common share - diluted	$-	$0.00	$-	$0.00

(Loss) income per common share - basic	$(0.00)	$(0.00)	$0.00	$(0.00)

(Loss) income per common share - diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding – basic	2,088,996,855	827,585,586	1,702,884,541	486,333,398

Weighted average shares outstanding – diluted	2,088,996,855	827,585,586	2,358,139,541	486,333,398

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended July 31, 2019 and 2018

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	1,500,000,000	$1,500,000	$22,545,691	$456,090	$(26,104,740)	$(1,558,229)
Shares issued under Exchange Agreement					295,801	296			1,208			1,504
Net loss											(338,478)	(338,478)
Balance, January 31, 2019	44,570,101	$44,570	-	$-	455,801	$456	1,500,000,000	$1,500,000	$22,546,899	$456,090	$(26,443,218)	$(1,895,204)
Shares issued under Monaker Settlement							152,029,899	152,030	304,060	(456,090)		-
Conversion of Preferred Stock C to Common Stock					(25,000)	(25)	2,500,000	2,500	(2,475)			-
Shares to be issued under stock based compensation									138,170			138,170
Relative fair value of warrants issued with convertible promissory notes									697,611			697,611
Shares to be issued under conversion of convertible promissory notes									(2,483,866)	1,458,244		(1,025,622)
Reduction of par value of Common and Preferred Stock								(1,652,875)	1,652,875			-
Net income											2,164,612	2,164,612
Balance, April 30, 2019	44,570,101	$44,570	-	$-	430,801	$431	1,654,529,899	$1,655	$22,853,274	$1,458,244	$(24,278,606)	$79,568
Shares issued for sale of Common Stock							41,666,666	42	499,958			500,000
Conversion of convertible promissory notes to Common Stock							594,253,333	594	1,493,283	(1,458,244)		35,633
Shares to be issued under stock based compensation									385,003			385,003
Shares to be issued under warrant exercise									(2)	2		-
Net loss											(1,357,202)	(1,357,202)
Balance, July 31, 2019	44,570,101	$44,570	-	$-	430,801	$431	2,290,449,898	$2,291	$25,231,516	$2	$(25,635,808)	$(356,998)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	(Loss)	Deficit	(Deficit)
Balance, October 31, 2017	100,000	$100	-	$-	160,000	$160	249,369,810	$249,370	$22,409,041	$(53,285)	$(23,403,963)	$(798,577)
Shares Issued for Conversion of Promissory Notes							99,517,696	99,518	114,687			214,205
Shares issued under Monaker litigation settlement	44,470,101	44,470					10,559,890	10,560	275,150			330,180
Other comprehensive loss										(13,564)		(13,564)
Net loss											(507,006)	(507,006)
Balance, January 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	359,447,396	$359,448	$22,798,878	$(66,849)	$(23,910,969)	$(774,762)
Common Stock retired from Nestbuilder							(4,163,315)	(4,163)	4,163			-
Other comprehensive income										61,712		61,712
Net loss											(358,708)	(358,708)
Balance, April 30, 2018	44,570,101	$44,570	-	$-	160,000	$160	355,284,081	$355,285	$22,803,041	$(5,137)	$(24,269,677)	$(1,071,758)
Shares Issued for Conversion of Promissory Notes							1,142,715,919	1,142,716	(556,985)			585,731
Adjustment for excess Nestbuilder settlement											116,136	116,136
Gulf Agro business divestiture											(156,463)	(156,463)
Other comprehensive income										24,776		24,776
Net loss											(710,940)	(710,940)
Adjustment							2,000,000	2,000			2,158	4,158
Balance, July 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	1,500,000,000	$1,500,000	$22,246,056	$19,639	$(25,018,786)	$(1,208,360)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$468,932	$(1,503,730)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	32,155	-
Loss on legal settlement	199,489	-
Initial derivative liability expense	225,115	-
Amortization of debt discount	751,414	15,000
Stock-based compensation	1,190,240	-
Gain on convertible notes settlement	(681,945)	-
Gain on extinguishment of debt	(2,700,737)	-
Loss on NestBuilder settlement	-	116,136
Gain on Gulf Agro transaction	-	(119,106)
Legal settlement settled in shares	-	330,180
Default principal increase on convertible notes payable	-	793,327
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,475,576)	(314,907)
(Increase) decrease in inventory	(476,077)	281,552
Increase in prepaid expenses	(121,577)	(95,955)
Decrease in other assets	-	7,992
Increase (decrease) in accounts payable and accrued expenses	1,194,141	(48,570)
Decrease in due to officer	(31,500)	-
Net cash used in operating activities of continuing operations	(1,425,926)	(538,081)
Net cash used in operating activities of discontinued operations	-	(366,994)
Net cash used in operating activities	(1,425,926)	(905,075)

Cash flows from investing activities:
Asset acquisition, net of cash acquired	(49,650)	-
Capital expenditures	(1,844)	-
Net cash used in investing activities	(51,494)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	2,475,319	908,250
Proceeds from sale of common stock	500,000	-
Payments applied to convertible promissory notes	(1,118,049)	(118,000)
Net cash provided by financing activities of continuing operations	1,857,270	790,250

Net increase in cash	379,850	(114,825)
Cash at beginning of period	28,554	251,301

Cash at end of period	$408,404	$136,476

Supplemental disclosure:
Cash paid for interest	$81,260	$53,508

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

	For the Nine Months Ended
	July 31,
	2019	2018
Supplemental disclosure of non-cash operating activity:

Settlement of accrued compensation through issuance of Series C Preferred Stock:
Value	$1,504	$-
Shares	295,801	-

Supplemental disclosure of non-cash investing and financing activity:

Initial recognition of relative fair value of warrant agreements as convertible promissory notes discount	$697,611	$-
Initial recognition of derivative liability as debt discount	$752,389	$-

Settlement of convertible notes payable, accrued interest and professional fees through issuance of Common Stock:
Value	$-	$214,205
Shares	-	99,517,696

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

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

The Company entered into a Contribution and Spin-off Agreement with NestBuilder.com Corp. (“NestBuilder”) on October 27, 2017, as amended on January 28, 2018, whereby, effective as of August 1, 2018, the Company spun off its real estate division into NestBuilder. All of the Company’s stockholders as of July 2, 2018, the record date, which held their shares as of July 20, 2018, the ex-dividend date, received one share of NestBuilder common stock for each 900 shares of the Company owned. As a result of the spin-off of the real estate segment, all related assets and liabilities are disclosed net as current assets and current liabilities within the consolidated balance sheets, and all related income and expenses are disclosed net as income (loss) from discontinued operations within the consolidated statements of operations.

Since August 1, 2018, the Company, through its wholly-owned subsidiary, Verus Foods, Inc. (“Verus Foods”), an international supplier of consumer food products, is focused on international consumer packaged goods, foodstuff distribution and wholesale trade. The Company’s fine food products are sourced in the United States and exported internationally. The Company markets consumer food products under its own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, in 2017, the Company focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical. During 2018, the Company added cold-storage facilities, and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff, with the goal to create vertical farm-to-market operations. The Company also begun to explore new consumer packaged goods (“CPG”) non-food categories, such as cosmetic and fragrances, for future product offerings.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

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

Basis of Presentation

The condensed consolidated unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The condensed consolidated unaudited financial statements for the nine months ended July 31, 2019 and 2018 include the operations of Verus MENA effective May 1, 2018, Verus Foods effective January 1, 2017, Gulf Agro Trading, LLC through April 30, 2018 (see Note 12), and Big League Foods, Inc. effective April 25, 2019. The historical operations of the Company’s real estate segment which were spun-off effective as of August 1, 2018, are reported as discontinued operations for the nine months ended July 31, 2018. All significant intercompany accounts and transactions have been eliminated in the consolidation.

These condensed consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2019. The results of operations for the nine months ended July 31, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2019.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuation of intangible assets, stock-based compensation and the deferred tax asset valuation allowance.

Reclassifications

Certain reclassifications have been made to prior year’s unaudited consolidated financial statements to enhance comparability with the current year’s unaudited consolidated financial statements, including, but not limited to, presenting the spin-off of the Company’s real estate segment as discontinued operations for the nine months ended July 31, 2018.

Concentrations of Credit Risk

The Company’s food products accounts receivable, net and revenues are geographically concentrated with customers located in the GCC countries. In addition, significant concentrations exist with a limited number of customers. Although the loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition, such risks may be mitigated by our access to credit insurance programs.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at July 31, 2019 and October 31, 2018.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At July 31, 2019 and October 31, 2018, the Company determined there was no requirement for an allowance for doubtful accounts.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended July 31, 2019 and 2018, and for the nine months ended July 31, 2018 as we incurred a net loss for those periods. At July 31, 2019, there were outstanding warrants to purchase up to 643,205,000 shares of the Company’s common stock and approximately 12,050,000 shares of the Company’s common stock to be issued, which may dilute future EPS. At July 31, 2018, there were outstanding warrants to purchase up to 17,786,467 shares of the Company’s common stock and approximately 369,000,000 shares of the Company’s common stock to be issued, which may dilute future EPS.

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the nine months ended July 31, 2019 and 2018 was $322,590 and $106,787, respectively.

Concentrations, Risks and Uncertainties

The Company’s ongoing operations are related to the international food industries, and its prospects for success are tied indirectly to interest rates and the worldwide demand for the Company’s food and beverage products.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

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

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

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

The Company has incurred negative cash flows from operations of $1,425,926 for the nine months ended July 31, 2019. At July 31, 2019, the Company had a working capital deficit of $699,686, and an accumulated deficit of $25,635,808. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

NOTE 4: ASSET ACQUISITION

On April 25, 2019, the Company entered into a stock purchase agreement with BLF and James Wheeler, the sole stockholder of BLF. Pursuant to the terms of the stock purchase agreement, on the Closing Date, the Seller sold all of BLF’s outstanding capital stock, or 1,500 shares of common stock to the Company. Subsequent to the Closing Date, the Company paid the Seller $50,000 net of the aggregate amount of any pre-closing liabilities or obligations of BLF (other than the Assumed Company Obligations (as defined in the stock purchase agreement)) and the applicable payees thereof, the aggregate amount of the Assumed Company Obligations. Within ten business days from the date upon which the Company delivers its first invoice for the Product (as defined in the stock purchase agreement) to a customer, the Company will pay the Seller an additional $50,000 net of the Aggregate Liabilities and the applicable payees thereof, the aggregate amount of the Assumed Company Obligations. At July 31, 2019, the additional $50,000 was recorded as an accrued expense within the unaudited consolidated balance sheet.

In addition, the Company will pay the Seller earnout payments in an amount not to exceed $5 million during the period commencing on the Closing Date (as defined in the stock purchase agreement) through the quarter including December 31, 2022. During the Earnout Period the Seller will be entitled to receive a payment for each fiscal quarter based on the difference of the Operating Income (as defined in the stock purchase agreement) minus the Earnout Commission (as defined in the stock purchase agreement). If the Difference is a positive number for the applicable fiscal quarter, the Earnout Payment for such fiscal quarter shall equal the amount of the Earnout Commission. If the Difference is equal to zero or a negative number for the applicable fiscal quarter, the Earnout Payment for such fiscal quarter shall be equal to the Operating Income. During the Earnout Period, the Seller will be entitled to receive any portion of the Earnout Commission that was excluded from any prior Earnout Payment based on the Difference in the applicable fiscal quarter being a negative number; provided, however, no Catch-up Payment will be payable following the date on which the final Earnout Payment is made for the last fiscal quarter in the Earnout Period.

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

The purchase consideration to acquire the License totals $5,357,377, which consists of $50,000 cash paid subsequent to closing, $257,377 of accrued MLB License royalty fees that were assumed by the Company upon acquisition of the License (net of cash acquired of $350), and $5,050,000 cash that is contingently payable over time, through December 31, 2022, based on the future sales of MLB-branded products (see Note 9). The contingent consideration is recognized as an increase to the carrying amount of the License intangible asset when the payment becomes probable and estimable, net of any catch-up for amortization expense.

The net carrying amount of the License is as follows:

	July 31, 2019	October 31, 2018
Intangible asset – license, gross carrying amount	$357,377	$-
Less accumulated amortization	(30,483)	-
Intangible asset – license, net	$326,894	$-

The License is amortized on a straight-line basis over a useful life of 32 months, coinciding with the remaining contractual term of the License agreement, which terminates on December 31, 2021. Amortization expense is presented in cost of revenue. Amortization expense for the three and nine months ended July 31, 2019 was $30,483. There was no amortization expense during the three and nine months ended July 31, 2018.

Future amortization expense related to the existing net carrying amount of the License at July 31, 2019 is expected to be as follows:

Remainder of fiscal year 2019	$33,817
Fiscal year 2020	135,266
Fiscal year 2021	135,266
Fiscal year 2022	22,544

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

The adoption of ASC 606 resulted in no impact to the individual financial statement line items of the Company’s unaudited Consolidated Statements of Operations during the nine months ended July 31, 2019.

Information about the Company’s revenue by country is as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Kingdom of Saudi Arabia	$534,873	$53,054	$1,195,259	$462,377
Oman	311,214	193,123	709,465	376,233
Bahrain	356,339	312,925	863,788	630,432
United Arab Emirates	2,220,805	812,343	6,040,974	2,136,847
United States	54,263	-	54,263	-
Revenue	$3,477,494	$1,371,445	$8,863,749	$3,605,889

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

NOTE 7: DEBT

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

The Company filed the Registration Statement with the SEC on June 7, 2019. The Company filed an amended Registration Statement with the SEC on August 1, 2019, which became effective on August 7, 2019.

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

On July 1, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “Fourth Investor”) pursuant to which the Company issued and sold a convertible note in the principal amount of $605,000 (including a $90,000 original issuance discount). The note matures on July 1, 2020, bears interest at a rate of 4% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day with certain prepayment penalties as defined in the note.

At July 31, 2019 and October 31, 2018, there was $1,074,038 and $1,497,126 of convertible notes payable outstanding, net of discounts of $130,962 and $4,765, respectively.

During the nine months ended July 31, 2019 and 2018, amortization of debt discount amounted to $751,414 and $15,000, respectively.

During the nine months ended July 31, 2019, $1,485,633 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $1,118,049 toward the outstanding balances of convertible notes.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

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

At July 31, 2019, the Company was in compliance with the terms of the Monaco Note.

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Proceeds from the Credit Facility may be used to fund seasonal working capital needs. Borrowings under the Credit Facility bear interest at a one-month LIBOR-based rate plus 300 basis-points (5.28% at July 31, 2019). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At July 31, 2019, no amount was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. The Company believes it was in compliance with all covenants at July 31, 2019.

NOTE 8: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock, $0.000001 par value per shares, of which 2,290,449,898 are issued at July 31, 2019 and 125,000,000 shares of preferred stock, par value $0.001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 44,570,101 are outstanding at July 31, 2019, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, none of which are outstanding at July 31, 2019 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 430,801 shares are outstanding at July 31, 2019.

On January 11, 2019, stockholders holding a majority of the voting power of the Company’s issued and outstanding shares of voting stock, executed a written consent approving 1) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to (i) increase the number of authorized shares of common stock of the Company to 7,500,000,000 shares from 1,500,000,000 shares and (ii) decrease the par value of the common stock and preferred stock to $0.000001 from $0.001 per share; and 2) granting discretionary authority to the Company’s Board of Directors to amend the Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-400 (the “Reverse Stock Split”), provided that, (X) that the Company may not effect Reverse Stock Splits that, in the aggregate, exceed 1-for-400, and (Y) any Reverse Stock Split may not be completed later than January 11, 2020. On April 16, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase its authorized common stock from 1,500,000,000 shares to 7,500,000,000 shares and to decrease the par value of its common stock and preferred stock from $0.001 per share to $0.000001 per share. As of July 31, 2019, the Company has not effected any Reverse Stock Split.

Common Stock

On April 22, 2019, the Company issued 152,029,899 shares of its common stock to satisfy the settlement agreement by and among the Company, Monaker, American Stock Transfer & Trust Company, LLC and NestBuilder that was executed on or about December 22, 2017.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

NOTE 8: STOCKHOLDERS’ DEFICIT (continued)

On May 30, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 41,666,666 shares of its common stock for aggregate gross proceeds of $500,000.

On May 30, 2019, the Company entered into a letter agreement with the First Investor, pursuant to which the principal amount of the First Note together with interest accrued thereon was converted into an aggregate of 512,333,333 shares of the Company’s common stock at a fixed conversion price of $0.0025 per share and the First Warrant was amended such that the First Warrant is exercisable for 500,000,000 shares of the Company’s common stock at a fixed exercise price of $0.0025 per share. The Company issued the 512,333,333 shares of its common stock on June 4, 2019 (see Note 7).

On May 30, 2019, the Company entered into a letter agreement with the Second Investor, pursuant to which the principal amount of the Second Note together with interest accrued thereon was converted into an aggregate of 81,920,000 shares of the Company’s common stock at a fixed conversion price of $0.0025 per share and the Second Warrant was amended such that the Second Warrant is exercisable for 80,000,000 shares of the Company’s common stock at a fixed exercise price of $0.0025 per share. The Company issued the 81,920,000 shares of its common stock on June 4, 2019 (see Note 7).

On June 1, 2019, the Company granted 30,000,000 shares of common stock to Christopher Cutchens, the Company’s Chief Financial Officer. The common stock will vest 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date. The Company recorded $57,500 of stock-based compensation expense during the three and nine months ended July 31, 2019, related to this common stock grant.

On June 21, 2019, a former employee exercised 3,000,000 warrants on a cashless basis into 2,419,355 shares of the Company’s common stock. The Company issued the common stock subsequent to July 31, 2019, and therefore recorded the value of such shares at such date as Shares to be Issued within the unaudited consolidated balance sheets.

At July 31, 2019, the Company was committed to issue warrants to purchase 60,000,000 shares of its common stock under the provisions of the employment agreement of its Chief Executive Officer.

At July 31, 2019, there were warrants to purchase up to 643,205,000 shares of the Company’s common stock outstanding and approximately 12,050,000 shares of the Company’s common stock to be issued which may dilute future EPS.

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

At July 31, 2019, there remained approximately 473,000,000 shares of the Company’s common stock, to be issued if earned, under the provisions of the Chief Executive Officer’s employment agreement, which would increase such ownership percentage of the Company’s common stock to the 20% limit.

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the nine months ended July 31, 2019:

Expected volatility	1.46% - 6.37%
Weighted-average volatility	0.38%
Expected dividends	0%
Expected term (in years)	0.9
Risk-free rate	1.88% - 2.56%

The following table sets forth common share purchase warrants outstanding at July 31, 2019:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2018	123,761,716	$0.007	$0.00
Warrants granted and issued	1,714,074,073	$0.001	$0.00
Warrants exercised	(3,000,000)	$(0.006)	$0.00
Warrants exchanged	(1,191,630,789)	$(0.002)	$0.00
Outstanding, July 31, 2019	643,205,000	$0.003	$0.00

Common stock issuable upon exercise of warrants	643,205,000	$0.003	$0.00

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

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

On December 1, 2018, Mid-Atlantic CFO Advisory Services (“Mid-Atlantic”) commenced a lawsuit against Verus Foods, Inc. and Anshu Bhatnagar in the Fairfax Circuit Court, Case No. 2018-16824. This case stems from the Company’s use of Mid-Atlantic’s services for certain business transactions and the Company’s failure to pay for such services. On December 28, 2018, a Confirmation of Arbitration Award and Final Judgment Order was approved, awarding Mid-Atlantic an amount which included claimed services, attorney’s fees, arbitration costs and fees, and interest of 4% percent per annum from November 22, 2018. At July 31, 2019, the amount due to Mid-Atlantic under this judgment, including interest, was approximately $203,000 and is included within other income (expense) in the Company’s unaudited Consolidated Statements of Operations for the nine months ended July 31, 2019.

On April 4, 2019, Auctus Fund, LLC (“Auctus”) commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. This case stems from a securities purchase agreement and convertible note issued in May 2017, a securities purchase agreement and convertible note issued in July 2018, the spin-off of the Company’s real estate division into NestBuilder including the issuance of shares of NestBuilder in the spin-off to the Company’s stockholders and an inducement agreement, release and payoff agreement executed by the parties in February 2019 whereby the Company settled the balance of outstanding amounts owed to Auctus in consideration for cash and shares of NestBuilder. Auctus has requested that the court grant it injunctive and equitable relief and specific performance with respect to the Company’s obligations; determine that the Company is liable for all damages, losses and costs and award Auctus actual losses sustained; award Auctus costs including, but not limited to, costs required to prosecute the action including attorneys’ fees; and punitive damages. On August 30, 2019, the Company filed a motion to dismiss this lawsuit with the United States District Court for the District of Massachusetts. The Company intends to continue to defend this matter and although the ultimate outcome cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability, if any, will have a material adverse effect on its financial condition or results of operations.

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

At July 31, 2019, $50,000 was accrued for the License contingent consideration as the initial sale of an MLB-branded product was achieved during July 2019. However, the Company believes it is a reasonable possibility that the remaining maximum amount of $5,000,000 will be paid over the term of the arrangement.

Guaranteed Minimum Royalties

The Company is obligated to pay royalties to certain vendors for the sale of products that contain their intellectual property. These royalty fees are based on a percentage of sales of the underlying products and are included in cost of revenue. The royalties also include certain guaranteed minimum payments. As of July 31, 2019, the Company’s total expected future obligation related to these guaranteed minimum payments was $1,715,000, of which the Company expects to pay $405,000, $530,000 and $780,000 during the fiscal years ending October 31, 2019, 2020, and 2021, respectively. Amounts accrued at July 31, 2019 relating to these guaranteed minimum payments totaled $312,955 and are included in accounts payable and accrued expenses.

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

Note 10: Segment reporting

Through July 31, 2018, the Company had two reportable segments: real estate and food products. On August 1, 2018, the real estate segment was spun-off into a separate public company, leaving the Company with only the food products segment (see Note 11).

NOTE 11: DISCONTINUED OPERATIONS

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

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

NOTE 11: DISCONTINUED OPERATIONS (continued)

The revenues and expenses associated with discontinued operations included in our unaudited Consolidated Statements of Operations for the three and nine months ended July 31, 2018 were as follows:

	Three Months Ended July 31, 2018
	Discontinued	Continuing	Total
Revenue	$70,016	$1,371,445	$1,441,461
Cost of revenue	17,200	1,147,231	1,164,431
Gross Profit	52,816	224,214	277,030
Operating Expenses:
Salaries and benefits	23,482	55,347	78,829
Selling and promotions expense	26	-	26
Legal and professional fees	6,550	44,215	50,765
General and administrative	29,740	236,669	266,409
Total Operating Expenses	59,798	336,231	396,029
Operating loss	(6,982)	(112,017)	(118,999)
Other Income (Expense):
Interest expense	(429)	(98,743)	(99,172)
Gain (Loss) on legal settlement of accounts payable and convertible debt	159,832	92,577	252,409
Default principal increase on convertible notes payable	-	(793,327)	(793,327)
Other income	48,148	-	48,148
Total Other Income (Expense)	207,552	(799,493)	(591,941)
Income (Loss) before income taxes	200,570	(911,510)	(710,940)
Income taxes	-	-	-
Net income (loss)	$200,570	$(911,510)	$(710,940)

	Nine Months Ended July 31, 2018
	Discontinued	Continuing	Total
Revenue	$216,315	$3,605,889	$3,822,204
Cost of revenue	56,800	3,112,002	3,168,802
Gross Profit	159,515	493,887	653,402
Operating Expenses:
Salaries and benefits	82,326	382,437	464,763
Selling and promotions expense	824	-	824
Legal and professional fees	82,999	251,061	334,060
General and administrative	71,713	465,547	537,260
Total Operating Expenses	237,862	1,099,045	1,336,907
Operating loss	(78,347)	(605,158)	(683,505)
Other Income (Expense):
Interest expense	(1,322)	(178,079)	(179,401)
Gain (Loss) on legal settlement of accounts payable and convertible debt	338,855	(259,276)	79,579
Default principal increase on convertible notes payable	-	(793,327)	(793,327)
Other income	72,924	-	72,924
Total Other Income (Expense)	410,457	(1,230,682)	(820,225)
(Loss) income before income taxes	332,110	(1,835,840)	(1,503,730)
Income taxes	-	-	-
Net (loss) income	$332,110	$(1,835,840)	$(1,503,730)

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

NOTE 12: BUSINESS DIVESTITURE

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

NOTE 13: SUBSEQUENT EVENTS

On August 30, 2019, the Company filed a motion to dismiss the lawsuit commenced against it by Auctus on April 4, 2019 (see Note 9).

On August 30, 2019, the Company entered into an Asset Purchase Agreement with certain sellers (the “Sellers”), wherein the Company agreed to acquire all of the assets of the Seller’s French Fry business (the “Acquired Assets”) and all of the business conducted by Seller relating to the Acquired Assets. The purchase price for the Acquired Assets will be equivalent to 2,000,000 AED ($544,477 USD) in cash, plus assumption of certain assumed liabilities. The consummation of the acquisition is subject to customary closing conditions.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 2 above and the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2019 are those that depend most heavily on these judgments and estimates. As of July 31, 2019, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended July 31, 2019 compared to three months ended July 31, 2018

Continuing Operations

Revenue

Our revenue increased to $3,477,494 for the three months ended July 31, 2019, compared to $1,371,445 for the three months ended July 31, 2018, an increase of $2,106,049 or 154%. The increase is the result of reducing the order backlog with customers due to increased operational cash flows that allow us to procure additional products for sale coupled with $54,263 of initial sales of our MLB branded products.

Cost of Revenue

Cost of revenue totaled $2,984,240 for the three months ended July 31, 2019, compared to $1,147,231 for three months ended July 31, 2018, representing an increase of $1,837,009 or 160%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses increased to $1,762,088 for the three months ended July 31, 2019, compared to $331,561 for the three months ended July 31, 2018, an increase of $1,430,527, or 431%. The increase is primarily due to higher expenses across all categories to support the increase in revenue and launch of our MLB branded products.

Other (Expense) Income

Our other expense decreased by $715,795 for the three months ended July 31, 2019. The decrease is primarily the result of expenses incurred and gains realized during the three months ended July 31, 2018 that did not recur during the three months ended July 31, 2019, coupled with a decrease in interest expense.

Net Loss from Continuing Operations

We had a net loss from continuing operations of $1,357,202 for the three months ended July 31, 2019, compared to a net loss of $911,510 for the three months ended July 31, 2018, an increase of $445,692. The increase in net loss is primarily driven by the increase in operating expenses, partially offset by the increase in gross profit and decrease in other expense, as disclosed above.

Discontinued Operations

As our discontinued operations were spun-off effective August 1, 2018 (see Note 11), there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives for the three months ended July 31, 2019 compared to the three months ended July 31, 2018.

Nine months ended July 31, 2019 compared to nine months ended July 31, 2018

Continuing Operations

Revenue

Our revenue increased to $8,863,749 for the nine months ended July 31, 2019, compared to $3,605,889 for the nine months ended July 31, 2018, an increase of $5,257,860 or 146%. The increase is the result of a continued reduction in order backlog with customers due to increased operational cash flows that allow us to procure additional products for sale and the initial sales of our MLB branded products.

Cost of Revenue

Cost of revenue totaled $7,551,837 for the nine months ended July 31, 2019, compared to $3,112,002 for nine months ended July 31, 2018, representing an increase of $4,439,835 or 143%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses increased to $2,861,792 for the nine months ended July 31, 2019, compared to $1,084,045 for the nine months ended July 31, 2018, an increase of $1,777,747, or 164%. The increase is primarily due to higher stock-based compensation in addition to selling and promotions expense, legal and professional fees, and general and administrative expenses to support the increase in revenue, partially offset by lower salaries and benefits.

Other (Expense) Income

Our other income increased by $3,264,494 for the nine months ended July 31, 2019. The increase is primarily the result of the gains related to settlement of certain convertible notes payable and extinguishment of debt and lower legal settlement losses, partially offset by an increase in interest expense.

Net Income (Loss) from Continuing Operations

We had net income from continuing operations of $468,932 for the nine months ended July 31, 2019, compared to a net loss of $1,835,840 for the nine months ended July 31, 2018, an increase of $2,304,772. The increase in net income is primarily driven by the increase in gross profit and other income, partially offset by an increase in operating expenses as disclosed above.

Discontinued Operations

As our discontinued operations were spun-off effective August 1, 2018 (see Note 11), there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations comparatives for the nine months ended July 31, 2019 compared to the nine months ended July 31, 2018.

Liquidity and Capital Resources

At July 31, 2019, we had $408,404 of cash and a working capital deficit of $699,686 as compared to cash of $28,554 and a working capital deficit of $1,573,851 at October 31, 2018.

Net cash used in operating activities of continuing operations was $1,425,926 for the nine months ended July 31, 2019 as compared to net cash used in operating activities of continuing operations of $538,081 for the nine months ended July 31, 2018.

Net cash used in investing activities of continuing operations was $51,494 for the nine months ended July 31, 2019. We did not have any cash used in or provided by investing activities during the nine months ended July 31, 2018.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the nine months ended July 31, 2019, net cash provided by financing activities of continuing operations was $1,857,270, as compared to $790,250 during the nine months ended July 31, 2018. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2019 to determine whether the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of July 31, 2019. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited consolidated financial statements for the quarter ended July 31, 2019, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited consolidated financial statements for the quarter ended July 31, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

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

On April 4, 2019, Auctus Fund, LLC (“Auctus”) commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. This case stems from a securities purchase agreement and convertible note issued in May 2017, a securities purchase agreement and convertible note issued in July 2018, the spin-off of the Company’s real estate division into NestBuilder including the issuance of shares of NestBuilder in the spin-off to the Company’s stockholders and an inducement agreement, release and payoff agreement executed by the parties in February 2019 whereby the Company settled the balance of outstanding amounts owed to Auctus in consideration for cash and shares of NestBuilder. Auctus has requested that the court grant it injunctive and equitable relief and specific performance with respect to the Company’s obligations; determine that the Company is liable for all damages, losses and costs and award Auctus actual losses sustained; award Auctus costs including, but not limited to, costs required to prosecute the action including attorneys’ fees; and punitive damages. On August 30, 2019, the Company filed a motion to dismiss this lawsuit with the United States District Court for the District of Massachusetts.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
10.1	Securities Purchase Agreement and 5% Convertible Note by and among Verus International, Inc., and an accredited investor dated April 26, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 1, 2019)
10.2	Securities Purchase Agreement by and among Verus International, Inc., and an accredited investor dated May 30, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2019)
10.3	Employment Agreement, by and between Verus International, Inc., and Christopher Cutchens (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2019)
10.4	Securities Purchase Agreement and 4% Convertible Note by and among Verus International, Inc., and an accredited investor dated July 1, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 8, 2019)
10.5	Credit Agreement by and among Verus International, Inc. and Verus Foods, Inc., as Borrowers, and The Columbia Bank, as Lender, dated July 31, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)
September 10, 2019

/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)
September 10, 2019

