Form 10-K
period 2019-10-31
VERUS INTERNATIONAL, INC.
filed 2020-04-13
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.000001 par value

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

[  ] Yes [X] No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of April 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14 million.

As of April 8, 2020, 2,320,876,565 shares of common stock were issued and outstanding.

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

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Verus,” “we,” “us,” and “our” refers to Verus International, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Overview

Since August 1, 2018, we, through our wholly-owned subsidiary, Verus Foods, Inc. (“Verus Foods”), an international supplier of consumer food products, have been focused on international consumer packaged goods, foodstuff distribution and wholesale trade. Our fine food products are sourced in the United States and exported internationally. We market consumer food products under our own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical, and in 2018, we added cold-storage facilities and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff with the goal to create vertical farm-to-market operations. We have also begun to explore new consumer packaged goods (“CPG”) non-food categories, such as cosmetic and fragrances, for future product offerings.

We currently have a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates (“UAE”), Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. Our long-term goal is to source goods and generate international wholesale and retail CPG sales in North and South America, Europe, Africa, Asia, and Australia.

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we have been selling pint size ice cream in grocery store-type packaging and are exploring novelty “grab-and-go” size ice cream in cone, bar, and sandwich versions under our frozen dessert product line. In addition, under our confections product line, we are selling gummi and chocolate candies. The MLB license covers all 30 MLB teams, and all of our current products pursuant to such license feature “home team” packaging that matches the fan base in each region.

Furthermore, during August 2019, we purchased all of the assets of a french fry business including customer contracts which provide us the right to earn revenue pursuant to such contracts throughout the Middle East.

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

In addition, we are subject to U.S. and foreign anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) which prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We are also subject to the Export Sales Reporting Program of the United States Department of Agriculture (“USDA”) which monitors U.S. agricultural export sales on a daily and weekly basis. The program requires U.S. exporters to report sales of certain commodities to the Foreign Agricultural Service of the USDA on a weekly basis. Commodities currently covered by the program include feed grains, wheat, wheat products, rye, flaxseed, linseed oil, cotton, cottonseed, oilseed products, rice, cattle hides and skins, and beef. In addition to the weekly requirement, daily reporting is required (except for soybean oil) when a single exporter sells 100,000 metric tons or more of one commodity in one day to a single destination, or cumulative sales of 200,000 tons or more of one commodity during the weekly reporting period to a single destination. In addition to the foregoing, we must comply with The Office of Foreign Assets Control trade sanctions. The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals targeted against foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction and other threats to national security, foreign policy or economy of the United Stated.

Our failure to comply with any of the foregoing regulations or regulations that we may be subject to may be punishable by civil penalties, including fines, denial of export privileges, injunctions and asset seizures as well as criminal fines and imprisonment.

Market and Competition

We generate a majority of our revenue from food imported into the GCC countries of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The GCC has highly developed wholesale, grocery, and retail infrastructures that attract thousands of brands from around the world. According to A.T. Kearney, there are approximately 600 food distributors in the GCC. According to reports published by Alpen Capital, halal food imports into the GCC are expected to exceed $50 billion by 2020, while food imports account for about 85% of food consumed in the GCC.

We also generate revenue from domestic U.S. sales of our MLB branded ice cream and gummi and chocolate candies. According to the International Dairy Foods Association, ice cream is an $11 billion industry with 1.4 billion gallons of ice cream and related frozen desserts produced in the U.S. in 2017 and according to the National Confectioners Association, the confectionary industry generates $35 billion annually.

In the branded product space, management believes that our key competitors in the GCC countries in which we operate include The Savola Group and Almarai which are based in Saudi Arabia; Americana Quality which is based in Kuwait; and Al Islami Foods which is based in the UAE and is currently ranked as the world’s largest Halal food vendor, with more than 80 frozen and specialty lines. In addition to the foregoing, we also compete with recognized international brands from multi-line companies such as Nestle and Mondelez International. In the U.S., management believes that our key competitors include premium ice cream brands such as Ben & Jerry’s, Breyers, and Haagen-Dazs and domestic confectionary brands in the gummi and chocolate candy space such as Mars, Mondelez International, and Nestle.

Although many of our competitors have greater financial, distribution and marketing resources than us, management believes there are many food categories and niches in which we can successfully compete in this highly-fragmented market. In addition, we focus on the regional sensitivities and dietary requirements of the markets we export products to. We offer both Verus Foods-branded products along with products from other brands, particularly from brands that desire to enter the GCC market, but lack the infrastructure or resources to do so. Furthermore, management believes that we are one of the only U.S. based public companies operating in the GCC that can provide its own branded products and also act as a distributor for other brands across all of the major food sales categories. Management believes that a majority of the suppliers in this space are either non-U.S. based private companies or are public entities with a narrow focus on their own brands.

Recent Developments

Nutribrands

On October 30, 2019, we entered into a Contribution and Sale Agreement pursuant to which Nutribrands Holdings, LLC, our subsidiary, acquired all of the limited liability interests and equity interests of South Enterprise, LLC and Nutribrands, LTDA, respectively, in exchange for 49% of the membership interests of Nutribrands Holdings, LLC.

Effective March 31, 2020, we entered into a Termination Agreement with Nutribrands, LTDA pursuant to which, among other things, all agreements between the parties (including the October 30, 2019 Amended and Restated Operating Agreement of Nutribrands International, LLC, and the Contribution and Sale Agreement and all related ancillary agreements (collectively, “Released Transactions”)) were terminated and the parties released each other from all obligations arising from the Released Transactions.

Financings

On January 9, 2020, we issued a convertible note in the principal amount of $605,000 (including a $90,000 original issuance discount) which note accrues interest at a rate of 4% per annum (increasing to 24% per annum upon the occurrence of an event of default), matures on January 9, 2021 and is convertible into shares of our common stock at a conversion price of $0.015 per share, subject to adjustment.

On February 10, 2020, we issued a convertible note in the principal amount of $420,000 (including a $70,000 original issuance discount) which note accrues interest at a rate of 4% per annum, matures on November 10, 2020 and is convertible into shares of our common stock at a conversion price of $0.0125 per share, subject to adjustment.

On March 31, 2020, we issued a promissory note in the principal amount of $312,500 (including a $62,500 original issuance discount) which note accrues interest at a rate of 4% per annum, subject to adjustment, and matures on July 1, 2020. The note is secured by an interest in all of the equity of our wholly-owned subsidiary, BLF.

Employees

As of April 8, 2020, we had 17 full-time employees and 6 part-time employees.

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

We entered into a Contribution and Spin-off Agreement with NestBuilder.com Corp (“NestBuilder”). on October 27, 2017, as amended on January 28, 2018, whereby, effective as of August 1, 2018, we spun off our real estate division into NestBuilder. All of our stockholders as of July 2, 2018, the record date, which held their shares as of July 20, 2018, the ex-dividend date, received one share of NestBuilder common stock for each 900 shares of our Company owned.

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

Effective October 16, 2018, we changed our name from RealBiz Media Group, Inc. to Verus International, Inc. and our ticker symbol to “VRUS.”

On April 25, 2019, we entered into a stock purchase agreement with BLF and James Wheeler, the sole stockholder of BLF pursuant to which we purchased all of the outstanding capital stock of BLF. Upon the closing of such acquisition, BLF became our wholly-owned subsidiary and we acquired a license with MLB to sell MLB-branded frozen dessert products and confections covering all 30 MLB teams.

On August 30, 2019, we entered into an asset purchase agreement with a seller (“Seller”), to which we purchased all of the assets of the Seller’s french fry business in the Middle East.

ITEM 1A. RISK FACTORS

An investment in our securities involves significant risks. Before deciding to invest in our securities, you should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have no history of profitability.

We commenced operations in 1994 and to date have not generated any profit. We do not have a significant operating history which would provide you with meaningful information about our past or future operations with respect to our international consumer packaged goods, foodstuff distribution and wholesale trade. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ended October 31, 2019.

We have had net losses of $2,389,850 and $2,824,292 for the years ended October 31, 2019 and 2018, respectively. Furthermore, we had a working capital deficit of $1,787,284 at October 31, 2019. If we are unable to achieve profitability, we may be unable to continue our operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of October 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended October 31, 2019 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of October 31, 2019 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

We will require additional financing in the future to fund our operations which may cause dilution to our existing stockholders or restrict our operations.

We will need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, and other provisions that may adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may require us to grant security interests in our assets. If we are unable to raise additional capital when required or on acceptable terms we may need to curtail or cease our operations.

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

For the year ended October 31, 2019, approximately 42% of accounts receivable were concentrated with three customers and approximately 66% of revenues were concentrated with six customers, all of which customers are located outside the United States. For the year ended October 31, 2018, approximately 84% of accounts receivable were concentrated with six customers and approximately 64% of revenues were concentrated with five customers, all of which customers are located outside United States. The loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition.

Our reliance on distributors and retailers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing customers and expand our business.

Our ability to maintain and expand our customer base, maintain our presence in existing markets and establish a presence in new markets is dependent on our ability to establish and maintain successful relationships with reliable distributors and retailers. Most of our distributors and retailers sell and distribute competing products and our products may represent a small portion of their businesses. The success of our distribution network will depend on the performance of the distributors and retailers. There is a risk that the retailers and distributors that we engage may fail to distribute our products or position our products in localities that may not be receptive to customers. Our ability to incentivize, motivate and retain distributors to manage and sell our products is affected by competition from other food companies that have greater resources than we do. To the extent that our distributors and retailers are distracted from selling our products or do not deploy sufficient resources to manage and sell our products, our sales and results of operations could be adversely affected. Furthermore, our distributors’ and retailers’ financial position or market share may deteriorate, which could adversely affect the distribution, marketing and sales activities related to our products thereby having a material adverse effect on our business.

Our ability to maintain and expand our distribution network and attract additional distributors and retailers depends on a number of factors, some of which are outside our control. Some of these factors include:

●	the level of demand for our brand and products in a particular geographic location;
●	our ability to price our products at levels competitive with those of our competitors; and
●	our ability to deliver products in the quantity and at the time requested by distributors and retailers.

We may not be able to successfully manage all or any of these factors in any of our current or prospective markets which could have a material adverse effect on our results of operation and financial condition.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products on a timely basis. Our inventory supply depends on our ability to accurately estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, for seasonal promotions and in new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory, we may not be able to satisfy demand on a short-term basis. Alternatively, if we overestimate demand for our products, we may have too much inventory on hand, which may result in higher storage costs and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our brand and our relationship with our customers which could have a material adverse effect on our operating results and financial condition.

If we do not continually enhance our brand recognition, increase distribution of our products, attract new customers and introduce new products our business may suffer.

The food industry is subject to rapid and frequent changes in consumer demands. Because consumers in this industry are constantly seeking new products, our success relies heavily upon our ability to continue to market new products. We may not be successful in introducing or marketing new products on a timely basis, if at all. Our inability to commercialize new products may have an adverse effect on our business, financial condition and results of operations.

Any damage to our brand or reputation could adversely affect our business, financial condition and results of operations.

We must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce our value and damage our business. For example, negative third-party reports regarding our products, whether accurate or not, may adversely impact consumer perceptions. In addition, if we recall certain products irrespective of whether such recall is mandatory or voluntary, the public perception of the quality of our products may be diminished. We may also be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding other aspects of our business, such as public health concerns, illness and safety. This negative publicity could adversely affect our brand and reputation which could have a material adverse effect on our business and financial condition.

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

Global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business operations, financial performance and results of operations.

Our business and financial results could be negatively impacted by the recent outbreak of COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. During 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

●	Commodity costs have become more volatile due to the COVID-19 outbreak and we expect continued commodity cost volatility.

●

The COVID-19 outbreak could disrupt our global supply chain, operations and routes to market or those of our suppliers, customers, distributors and retailers. These disruptions or our failure to effectively respond to them could increase product or distribution costs or cause delays in delivering or an inability to deliver products to our customers.

●

Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our business objectives.

●	Illness, travel restrictions or workforce disruptions could negatively affect our supply chain, distribution or other business processes.

●

Government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries have temporarily disrupted our ability to distribute our products in some of these markets. Continuation or expansion of these disruptions could materially adversely impact our operations and results.

●	The COVID-19 outbreak has increased volatility and pricing in the capital markets and volatility is likely to continue which could have a material adverse effect on our ability to obtain financing.

These and other impacts of the COVID-19 or other global or regional health pandemics or epidemics could have the effect of heightening many of the other risks described in this “Risk Factors” section such as those relating to our reputation, brands, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of any outbreak and actions taken by parties other than us to respond to them. Any of these disruptions could have a negative impact on our business operations, financial performance and results of operations, which impact could be material.

Our international operations expose us to regulatory, economic, political and social risks in the countries in which we operate.

The international nature of our operations involves a number of risks, including changes in regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability including retaliation, war, and civil unrest in the countries in which we operate. Moreover, consumers in different countries may have varying tastes, preferences and nutritional opinions. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

Doing business outside the United States requires us to comply with the laws and regulations of various foreign jurisdictions, which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to anti-corruption and trade control laws and regulations, including, but not limited to, the FCPA and the Export Sales Reporting Program. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. Our continued expansion outside the United States and our development of new partnerships and joint venture relationships worldwide could increase the risk of FCPA violations in the future. We have operations and deal with governmental clients in countries known to experience corruption, including certain emerging countries in the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or third parties that we engage that could be in violation of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to our control. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption laws. In addition, we are subject to the Export Sales Reporting Program which monitors U.S. agricultural export sales on a daily and weekly basis, and we must comply with OFAC trade sanctions. Violations of anti-corruption, export and other regulations we may be subject to may be punishable by civil penalties, including fines, denial of export privileges, injunctions and asset seizures as well as criminal fines and imprisonment.

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

We purchase substantially all of our food products from a limited number of regions around the world or from a limited number of suppliers. Increases in the prices of the food products which we purchase could adversely affect our operating results if we are unable to offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient food products or our suppliers cease to be available to us, we could experience shortages in our food products or be unable to meet our commitments to customers. Alternative sources of food products, if available, may be more expensive. Any such failure to supply or delay caused by our supplies may have a material adverse effect on our operating results.

Price increases may not be sufficient to cover increased costs, or may result in declines in sales volume due to price elasticity in the marketplace.

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

The food industry is intensely competitive and consolidation in this industry continues. We face competition in the areas of brand recognition, taste, quality, price, advertising/promotion, convenience and service. A number of our competitors are larger than us and have substantial financial, marketing and other resources as well as substantial international operations. In addition, reduced barriers to entry are creating new competition. Furthermore, in order to protect our existing market share or capture increased market share in this highly competitive environment, we may be required to increase expenditures for promotions and advertising and continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could impact our operating results. In addition, we may incur increased credit and other business risks because we operate in a highly competitive environment.

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

We are dependent on our third-party manufacturers for compliance with rules and regulations with respect to production of many of our products. Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could have a material adverse effect on our business, results of operations and financial condition.

The food industry has been subject to a growing number of claims, including class action lawsuits based on the nutritional content of food products as well as disclosure and advertising practices. In the future we may be subject to these types of claims and proceedings and, even if we are successful in defending such claims, publicity about these matters may harm our reputation and adversely affect our results. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations, which could have a material adverse effect on our performance. Furthermore, a significant judgment could materially and adversely affect our financial condition or results of operations.

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

We may fail to realize all of the anticipated benefits of any entities which we acquire, such benefits may take longer to realize than expected or we may encounter significant difficulties integrating acquired businesses into our operations. If our acquisitions do not achieve their intended benefits, our business, financial condition, and results of operations could be materially and adversely affected.

We believe that businesses that we acquire will result in certain benefits, including certain cost synergies and operational efficiencies; however, to realize these anticipated benefits, the businesses we acquire must be successfully combined with our business. The combination of independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits of these acquisitions to us. The failure to meet the challenges involved in integrating acquired businesses and realizing anticipated benefits could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

The overall integration of acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of companies include, among others:

●	the diversion of management’s attention to integration matters;
●	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combinations;
●	difficulties in the integration of operations and systems; and
●	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies.

Many of these factors are outside of our control and any one of these factors could result in, among other things, increased costs and decreases in the amount of expected revenues, which could materially adversely impact our business, financial condition, and results of operations. In addition, even if we are able to successfully integrate acquired businesses, the full benefits, including the synergies, cost savings, revenue growth, or other benefits that are expected, may not be achieved within the anticipated time frame, or at all. All of these factors could decrease or delay the expected accretive effect of the acquisitions, and negatively impact our business, operating results, and financial condition.

Risks Relating to Our Securities

Certain provisions of the Delaware General Corporation Law (“DGCL”), our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), and our Amended and Restated Bylaws (“Bylaws”) may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Our Certificate of Incorporation authorizes us to issue up to 125,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. As of April 8, 2020 we have designated (i) 120,000,000 shares of preferred stock as Series A Convertible Preferred Stock, of which 41,444,601 are outstanding, (ii) 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock, none of which are outstanding and (iii) 1,000,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 430,801 shares are outstanding.

Provisions of our Certificate of Incorporation, Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our Certificate of Incorporation, Bylaws and Delaware law, as applicable, among other things:

●	provide the board of directors with the ability to alter the Bylaws without stockholder approval;
●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum; and
●	provide that special meetings of stockholders may be called only by our board.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) related to internal controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Because our management controls a significant percentage of our voting capital, they may have control over the actions requiring stockholder approval.

As of April 8, 2020, members of our management team beneficially owned approximately 61% of our outstanding voting capital. As a result, our management team may have the ability to control substantially all matters submitted to our stockholders for approval including:

●	election of our board of directors;
●	removal of any of our directors;
●	amendments of our Certificate of Incorporation or Bylaws; and
●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

As a company listed on the OTCQB and subject to the reporting requirements of the Exchange Act, we must be current with our filings pursuant to Section 13 or 15(d) of the Exchange Act in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock could be subject to extreme volatility.

The trading price of our common stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, and unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. In addition, securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may have a material adverse effect the market price of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted from the OTCQB, among other potential problems.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

On April 11, 2017, we entered into a sublease with Buchanan Partners, LLC, pursuant to which we lease offices at 9841 Washingtonian Blvd, #390, Gaithersburg, MD 20878. We currently lease our office which consists of 2,798 square feet for $7,643.63 per month. Effective as of April 1, 2020, our rent will increase to $7,872.93 per month. Our lease will expire on December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this Annual Report on Form 10-K, except as set forth herein, management believes that there are no claims against us, which it believes will result in a material adverse effect on our business or financial condition.

On December 1, 2018, Mid-Atlantic CFO Advisory Services (“Mid-Atlantic”) commenced a lawsuit against Verus Foods, Inc. and Anshu Bhatnagar in the Fairfax Circuit Court, Case No. 2018-16824. This case stems from the Company’s use of Mid-Atlantic’s services for certain business transactions and the Company’s failure to pay for such services. On December 28, 2018, a Confirmation of Arbitration Award and Final Judgment Order was approved, awarding Mid-Atlantic an amount which included claimed services, attorney’s fees, arbitration costs and fees, and interest of 4% percent per annum from November 22, 2018. During October 2019, we paid $205,300 and received a Final Judgment Order releasing Verus Foods, Inc. and Anshu Bhatnagar from all claims.

On April 4, 2019, Auctus Fund, LLC (“Auctus”) commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. On August 27, 2019 the Company filed a motion to dismiss this lawsuit. On September 30, 2019, Auctus responded by filing a First Amended Complaint. The Company then filed a second motion to dismiss on October 24, 2019. This case stems from a securities purchase agreement and convertible note issued in May 2017, a securities purchase agreement and convertible note issued in July 2018, the spin-off of the Company’s real estate division into NestBuilder including the issuance of shares of NestBuilder in the spin-off to the Company’s stockholders and an inducement agreement, release and payoff agreement executed by the parties in February 2019 whereby the Company settled the balance of outstanding amounts owed to Auctus in consideration for cash and shares of NestBuilder. Auctus has requested that the court grant it injunctive and equitable relief and specific performance with respect to the Company’s obligations; determine that the Company is liable for all damages, losses and costs and award Auctus actual losses sustained; award Auctus costs including, but not limited to, costs required to prosecute the action including attorneys’ fees; and punitive damages.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTCQB tier of the OTC Markets under the symbol “VRUS”. Our common stock was listed on the following tiers of the OTC Markets under the following symbols: (i) we began trading on the OTC Markets (on the Grey Market) on October 14, 2008 under the symbol “WBDG”; (ii) on November 10, 2008, our common stock began trading under the symbol “WBDG” on the OTCQB; (iii) on September 21, 2011, our common stock began trading under the symbol “WBDG” on the OTC Pink tier of the OTC Markets; (iv) on June 6, 2012, our common stock began trading under the symbol “WBDG” on the OTCQB; (v) on November 2, 2012, we changed our symbol to “RBIZ”; (vi) on April 10, 2018, our common stock began trading under the symbol “RBIZ” on the OTC Pink tier of the OTC Markets, (vii) on October 16, 2018, our common stock began trading under the symbol “VRUS” on the OTC Pink tier of the OTC Markets and (viii) on July 17, 2019, our common stock began trading under the symbol “VRUS” on the OTCQB. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of April 8, 2020 we had 437 holders of record of our common stock.

Dividend Policy

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

Overview

Since August 1, 2018, we, through our wholly-owned subsidiary, Verus Foods, an international supplier of consumer food products, have been focused on international consumer packaged goods, foodstuff distribution and wholesale trade. Our fine food products are sourced in the United States and exported internationally. We market consumer food products under our own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical, and during 2018, we added cold-storage facilities and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuffs with the goal to create vertical farm-to-market operations. We have also begun to explore new CPG non-food categories, such as cosmetic and fragrances, for future product offerings.

We currently have a significant concentration of our business in MENA and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), especially in the and GCC countries, which includes the UAE, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait.

In addition to the foregoing, since our acquisition of BLF during April 2019 pursuant to which we acquired a license with MLB to sell MLB-branded frozen dessert products and confections, we have been selling pint size ice cream in grocery store-type packaging and are exploring novelty “grab-and-go” size ice cream in cone, bar, and sandwich versions under our frozen dessert product line. In addition, under our confections product line, we are selling gummi and chocolate candies.

Furthermore, during August 2019, we purchased all of the assets of a french fry business.

Recent Developments

Nutribrands

On October 30, 2019, we entered into a Contribution and Sale Agreement pursuant to which Nutribrands Holdings, LLC, our wholly-owned subsidiary, acquired all of the limited liability interests and equity interests of South Enterprise, LLC and Nutribrands, LTDA, respectively, in exchange for 49% of the membership interests of Nutribrands Holdings, LLC.

Effective March 31, 2020, we entered into the Termination Agreement with Nutribrands, LTDA pursuant to which, among other things, all agreements between the parties (including the October 30, 2019 Amended and Restated Operating Agreement of Nutribrands International, LLC, the Contribution and Sale Agreement and all related ancillary agreements (collectively, “Released Transactions”)) were terminated and (the parties released each other from all obligations arising from the Released Transactions.

Financings

On January 9, 2020, we issued a convertible note in the principal amount of $605,000 (including a $90,000 original issuance discount) which note accrues interest at a rate of 4% per annum (increasing to 24% per annum upon the occurrence of an event of default), matures on January 9, 2021 and is convertible into shares of our common stock at a conversion price of $0.015 per share, subject to adjustment.

On February 10, 2020, we issued a convertible note in the principal amount of $420,000 (including a $70,000 original issuance discount) which note accrues interest at a rate of 4% per annum, matures on November 10, 2020 and is convertible into shares of our common stock at a conversion price of $0.0125 per share, subject to adjustment.

On March 31, 2020, we issued a promissory note in the principal amount of $312,500 (including a $62,500 original issuance discount) which note accrues interest at a rate of 4% per annum, subject to adjustment, and matures on July 1, 2020. The note is secured by an interest in all of the equity of our wholly-owned subsidiary, BLF.

Results of Operations for the Years Ended October 31, 2019 and 2018

Continuing Operations

Revenues

Our revenue increased to $13,611,101 for the year ended October 31, 2019, compared to $5,802,037 for the year ended October 31, 2018, an increase of $7,809,064 or 135%. The increase is the result of reducing the order backlog with customers due to increased working capital funding that allow us to procure additional products for sale coupled with $51,439 in sales of our MLB branded products.

Cost of Revenues

Cost of revenue totaled $11,546,413 for the year ended October 31, 2019, compared to $5,053,453 for the year ended October 31, 2018, representing an increase of $6,492,960 or 128%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees and general and administrative expenses increased to $6,181,569 for the year ended October 31, 2019, compared to $1,659,082 for the year ended October 31, 2018, an increase of $4,522,487, or 273%. The increase is primarily due to an increase of $3,380,469 in stock-based compensation expense recognized during 2019 related to our Chief Executive Officer and Chief Financial Officer and higher expenses across all other categories to support the increase in revenue and launch of our MLB branded products.

Other Income (Expenses)

Our other income (expense), net increased by $3,900,011 for the year ended October 31, 2019. The increase is primarily the result of gains realized upon the extinguishment of certain debt and upon the settlement of certain notes payable, coupled with lower legal settlement losses of accounts payable and convertible debt coupled with an expense related to certain default provisions of convertible notes payable incurred during the year ended October 31, 2018 that did not recur during the year ended October 31, 2019, partially offset by an increase in interest expense.

Net Loss from Continuing Operations

We had a net loss from continuing operations of $2,389,850 for the year ended October 31, 2019, compared to a net loss of $3,083,478 for the year ended October 31, 2018, a decrease of $693,628. The decrease in net loss is primarily driven by the increase in gross profit and other income, partially offset by the increase in operating expenses as disclosed above.

Discontinued Operations

As our discontinued operations were spun-off effective August 1, 2018 (see Note 16), there was no revenue, cost of revenue, operating expenses, other income (expense), or net (loss) income from discontinued operations for the year ended October 31, 2019. During the year ended October 31, 2018, we generated $216,316 of revenue, incurred $56,800 of cost of revenue, incurred $237,863 of operating expenses, generated $337,533 of other income, and generated $259,186 of net income from discontinued operations.

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2019, we had $371,898 of cash on-hand, an increase of $343,344 from $28,554 at October 31, 2018.

Net cash used in operating activities of continuing operations was $2,238,364 for the year ended October 31, 2019, an increase of $1,572,798 from $715,566 used during the year ended October 31, 2018. This increase was primarily due to increases in accounts receivable and inventory due to the increase in revenue and related operations during fiscal year 2019, coupled with a net increase in non-cash charges, partially offset by a reduced net loss for the year ended October 31, 2019.

Net cash used in investing activities of continuing operations was $111,120 for the year ended October 31, 2019, compared to $15,622 for the year ended October 31, 2018. This increase was due to the BLF acquisition.

Financing activities of continuing operations increased by $1,902,578 to $2,692,828 for the year ended October 31, 2019, compared to $790,250 for the year ended October 31, 2018. This increase was primarily due to increased proceeds from issuances of convertible promissory notes and a note payable, coupled with proceeds from the sale of common stock, partially offset by increases in payments toward convertible promissory notes.

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

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 — “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended October 31, 2019 included elsewhere in this Annual Report on Form 10-K.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition

Revenue is derived from the sale of food and beverage products. We recognize revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. The amount of consideration we receive and revenue we recognize varies with changes in customer incentives we offer to our customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 8).

Income Taxes

We accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. we have recorded a full valuation allowance for our net deferred tax assets as of October 31, 2019 and 2018 because realization of those assets is not reasonably assured.

We will recognize a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2019 and 2018.

Share-Based Compensation

We account for stock incentive plans by measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized for the year ended October 31, 2019 and 2018 includes compensation cost for restricted stock awards and warrants. We use the Black-Scholes option-pricing model to determine the fair value of options and warrants granted as of the grant date.

Accounts Receivable

We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. At October 31, 2019 and 2018, we determined there was no requirement for an allowance for doubtful accounts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2019 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of October 31, 2019, our internal control over financial reporting was effective based on such criteria.

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

Attestation Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to the rules of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Other Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of April 8, 2020.

Name	Age	Position(s)

Anshu Bhatnagar	46	Chief Executive Officer and Chairman

Christopher Cutchens	42	Chief Financial Officer

Michael O’Gorman	64	Director

Thomas Butler Fore	53	Director

Biographies for the members of our Board of Directors and our management team are set forth below.

Anshu Bhatnagar – Chief Executive Officer and Chairman

Anshu Bhatnagar has served as our Chief Executive Officer and Chairman of our board of directors since January 2, 2017. In addition, since January 2019, Mr. Bhatnagar has served as the Chief Executive Officer and Chairman of the board of directors of mPhase Technologies, Inc. Mr. Bhatnagar is a food distribution veteran and previously was the Chief Executive Officer of American Agro Group, an international trading and distribution company that specialized in exporting agricultural commodities and food products from May 2012 to January 2016. Mr. Bhatnagar was also a Managing Member of Blue Capital Group, a real estate oriented multi-family office focused on acquiring, developing, and managing commercial real estate as well as investing in operating businesses from January 2008 to December 2016. He has also owned NS operated other successful businesses in technology, construction and waste management. We believe Mr. Bhatnagar is qualified to serve as a member of our board because of his extensive business experience including his experience in the food industry.

Christopher Cutchens – Chief Financial Officer

Christopher Cutches has served as our Chief Financial Officer since June 2019. In addition, since June 2019, Mr. Cutchens has served as the Chief Financial Officer of mPhase Technologies, Inc, and since June 2018 he has served as the Managing Partner of Cutchens Group, LLC, a consulting firm specializing in providing operational and financial services to both public and private companies. From January 2016 until June 2018, Mr. Cutchens served as Executive Vice President, Chief Operating Officer and Financial Officer of MidAmerica Administrative & Retirement Solutions, LLC, a private company that provides employee benefit programs to plan sponsors and employees. From January 2013 to January 2016, Mr. Cutchens served as Executive Vice President and Chief Financial Officer of Aspire Financial Services, LLC (“Aspire”), and from April 2012 to January 2013, he served as Vice President of Accounting and Finance of Aspire. Aspire is a service provider of retirement solutions. In addition, Mr. Cutchens has served in various other capacities including Corporate Controller of Watsco, Inc. (NYSE: WSO); Corporate Controller of Carrier Enterprise, LLC; Director of Corporate Accounting and Financial Reporting and Assistant Corporate Controller of MarineMax, Inc. (NYSE: HZO); and Senior Auditor at KPMG LLP. Mr. Cutchens received a Bachelor of Science degree in accounting and a masters degree in accounting information systems from the University of South Florida. Mr. Cutchens is a CPA licensed in the State of Florida.

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

Thomas Butler Fore – Director

Thomas Butler Fore has served as a member of our Board since August 11, 2017. Mr. Fore is a multi-faceted entrepreneur and executive with experience in numerous categories of business, including real estate, media, personal care products and fashion. Since 2007, Mr. Fore has served as Chief Executive Officer of Sora Development, an award-winning real estate development firm focused on large mixed-use projects with a specialty in public-private partnerships. In addition, since 2012 he has served as Chief Executive Officer of Tiderock Media, a film production company and in 2014 he founded Digital2go Media Networks where he also serves as a member of its board. Mr. Fore is also involved as an advisor and partner in numerous other enterprises in media, real estate and consumer products. Mr. Fore received his BA from Towson University. We believe Mr. Fore is qualified to serve as a member of our board because of his background and experience in the consumer products industry.

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

Corporate Governance

Board Committees

The Company presently does not have an audit committee, compensation committee or nominating and corporate governance committee or committee performing similar functions, as management believes that the Company is in an early stage of development to form such committees. The board of directors acts in place of such committees. The Company currently does not have an audit committee financial expert for the same reason that it does not have board committees.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended October 31, 2019, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended October 31, 2019.

●	Christopher Cutchens failed to report 1 transaction on time on a Form 4; and

●	Anshu Bhatnagar failed to report 21 transactions on time on a Form 4.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics which is applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Business Conduct and Ethics is filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 filed with the SEC on March 19, 2019. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officer (“named executive officer”) during our fiscal year ended October 31, 2019 and 2018.

Summary Compensation Table
Name and Position	Year	Salary	Total ($)
Anshu Bhatnagar	2019	$175,000	175,000
Chief Executive Officer and Director	2018	$175,000	175,000

Outstanding Equity Awards at Fiscal Year End

None.

Director Compensation

Our non-employee directors have elected to forego any cash compensation for participating in board of directors and committee meetings until such time as we become profitable over the course of an entire fiscal year, at which time the board of directors may reconsider the structure of its director compensation. In general, director compensation will be subject to review and adjustment from time to time at the discretion of our board of directors. Accordingly, our non-employee directors received no compensation during the fiscal year ended October 31, 2019.

Employment Agreements

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

If the Company terminates the Bhatnagar Employment Agreement for death or for Cause (as defined in the Bhatnagar Employment Agreement) or Mr. Bhatnagar terminates the Employment Agreement for other than Good Reason (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar shall receive (i) any earned but unpaid base salary, (ii) any accrued but unpaid annual bonus, (iii) any earned but unpaid incentive compensation, (iv) unpaid business expense reimbursements, (v) accrued but unused vacation, (vi) accrued but unused sick leave and (vii) any vested benefits Mr. Bhatnagar may be eligible to receive pursuant to the Company’s employee benefit plans (collectively, the “Accrued Benefits”). If the Company terminates the Bhatnagar Employment Agreement due to disability or without Cause (as defined in the Bhatnagar Employment Agreement) or Mr. Bhatnagar terminates the Employment Agreement for Good Reason, the Company shall continue to pay Mr. Bhatnagar (i) his then base salary and Plans (as defined in the Bhatnagar Employment Agreement) for the balance of the Employment Period (as defined in the Bhatnagar Employment Agreement), (ii) the Accrued Benefits and (ii) any pro-rata share of the annual bonus that Mr. Bhatnagar would have or could have been earned prior to the Date of Termination (as defined in the Bhatnagar Employment Agreement). In addition to the foregoing, if Mr. Bhatnagar executes a general release of claims (the “Release”) in favor of the Company within 21 days from the Date of Termination, Mr. Bhatnagar shall receive an additional 24 months of his then base salary. If within one year after a Change in Control (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar’s employment is terminated by the Company due to a disability or without Cause or Mr. Bhatnagar terminates his employment for Good Reason then, subject to Mr. Bhatnagar signing the Release within 21 days from the Date of Termination, Mr. Bhatnagar shall receive a lump sum in cash in an amount equal Mr. Bhatnagar’s then base salary (or base salary in effect immediately prior to the Change of Control, if higher).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 8, 2020, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of April 8, 2020, we had 2,320,876,565 shares of common stock issued and outstanding, 41,444,601 shares of Series A Preferred Stock outstanding and 430,801 shares of Series C Preferred Stock outstanding.

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

Shares of common stock that are currently exercisable or convertible within 60 days of April 8, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock	Series C Preferred Stock Ownership	Percentage of Series C Preferred Stock	Percentage of Total Voting Power(2)
Officers and Directors:
Anshu Bhatnagar	142,500,000	(3)	5.8%	100,000	*	395,801	91.9%	60.5%
Christopher Cutchens	15,000,000	(4)	*	-	0%	-	0%	*
Michael O’Gorman	-		0%	-	0%	-	0%	0%
Thomas Butler Fore	-		0%	-	0%	-	0%	0%
All Officers and Directors as a Group (4 Persons)	157,500,000		6.4%	100,000	*	395,801	91.9%	60.7%
5% Stockholders:
Monaker Group, Inc. (5)	87,059,682		3.8%	16,344,601	39.4%	-	0%	1.3%
Don Monaco	-		0%	12,500,000	30.2%	-	0%	*
ARJ Consulting, LLC (6)	553,999,999	(7)	23.9%	-	0%	-	0%	8.4%
Berdon Ventures Associates, LLC (8)	161,920,000	(9)	6.7%	-	0%	-	0%	2.4%
Andrew Garnock	576,999,999	(10)	24.9%	-	0%	-	0%	8.7%
Frederick Berdon	164,620,000	(11)	6.9%	-	0%	-	0%	2.5%

* Less than one percent.

(1) Unless otherwise indicated, the address of the stockholder is c/o Verus International, Inc., 9841 Washingtonian Blvd #390, Gaithersburg, MD 20878.

(2) Holders of our common stock are entitled to one vote per share, holders of our Series A Convertible Preferred Stock are entitled to 0.05 votes per share and holders of our Series C Preferred Stock are entitled to 10,000 votes per share. Accordingly, as of April 8, 2020, holders of our common stock are entitled to 2,320,876,565 votes, holders of our Series A Preferred Stock are entitled to 20,722,301 votes and holders of our Series C Preferred Stock are entitled to 4,308,010,000 votes.

(3) Includes 142,500,000 shares of common stock issuable upon exercise of warrants.

(4) Excludes 15,000,000 shares of common stock which vests in two equal installments on June 1, 2021 and June 1, 2022.

(5) William Kerby is the Chief Executive Officer of Monaker Group, Inc, and in such capacity has voting and dispositive power over the securities held by such entity.

(6) Pursuant to the Schedule 13D/A filed by ARJ Consulting, LLC (“ARJ”) on June 4, 2019 (“ARJ Schedule 13D/A”), Andrew Garnock is the Sole Member and Sole Manager of ARJ and in such capacity has voting and dispositive power over the securities held by such entity.

(7) Includes 553,999,999 shares of common stock. Excludes 500,000,000 shares of common stock issuable upon exercise of warrants which contain an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(8) Frederick Berdon is the Sole Managing Member of Berdon Ventures Associates, LLC (“Berdon Ventures”) and in such capacity has voting and dispositive power over the securities held by such entity.

(9) Includes 81,920,000 shares of common stock and (ii) 80,000,000 shares of common stock issuable upon exercise of warrants.

(10) Pursuant to the ARJ Schedule 13D/A, includes (i) 553,999,999 shares of common stock held by ARJ and (ii) 23,000,000 shares of common stock held by Andrew Garnock. Excludes (i) 500,000,000 shares of common stock issuable upon exercise of the warrants issued in favor of ARJ which contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates and (ii) 146,068 shares owned by Andrew Garnock’s spouse which his spouse has sole voting and dispositive power over. Pursuant to the ARJ Schedule 13D/A, Andrew Garnock is the Sole Member and Sole Manager of ARJ and in such capacity has voting and dispositive power over the securities held by such entity.

(11) Includes (i) 81,920,000 shares of common stock held by Berdon Ventures, (ii) 80,000,000 shares of common stock issuable upon exercise of warrants issued in favor of Berdon Ventures, (iii) 1,000,000 shares of common stock issuable upon exercise of warrants held by F. Berdon & Co, LLC and (iii) 1,700,000 shares of common stock held by F. Berdon & Co, LLC. Frederick Berdon is the Sole Managing Member of Berdon Ventures and the Managing Member of F. Berdon & Co, LLC and in such capacities has voting and dispositive power over the securities held by such entities.

Securities Authorized for Issuance under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)(2)	-	$10.00	33,160,000
Total	-	$10.00	33,160,000

(1)	On July 24, 2015, our board of directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”) and on December 26, 2018, our board of directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”).

(2)	See Note 10 to the consolidated financial statements for more information on restricted stock grants.

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

Authorized Shares

The 2015 Plan authorizes the issuance of 33,520,000 shares of common stock, subject to adjustment. As of October 31, 2019, we have issued 360,000 shares of common stock under the 2015 Plan.

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

2018 Equity Incentive Plan

Summary

Our 2018 Plan was adopted by our board of directors on December 26, 2018. Having an adequate number of shares available for future equity compensation grants is necessary to promote our long-term success and the creation of stockholders value by:

●	Enabling us to continue to attract and retain the services of key service providers who would be eligible to receive grants;

●	Aligning participants’ interests with stockholders’ interests through incentives that are based upon the performance of our common stock;

●	Motivating participants, through equity incentive awards, to achieve long-term growth in the Company’s business, in addition to short-term financial performance; and

●	Providing a long-term equity incentive program that is competitive as compared to other companies with whom we compete for talent.

The 2018 Plan permits the discretionary award of incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), other equity awards and/or cash awards to selected participants. The 2018 Plan will remain in effect until the earlier of (i) December 26, 2028 and (ii) the date upon which the 2018 Plan is terminated pursuant to its terms, and in any event subject to the maximum share limit of the 2018 Plan.

The 2018 Plan provides for the reservation of 149,900,000 shares of common stock for issuance thereunder (the “Share Limit”), and provides that the maximum number of shares that may be issued pursuant to the exercise of ISOs is 149,900,000 (the “ISO Limit”). The number of shares available for issuance under the 2018 Plan constitutes approximately 10% of our issued and outstanding shares of common stock as of the date of Board approval.

Key Features of the 2018 Plan

Certain key features of the 2018 Plan are summarized as follows:

●	If not terminated earlier by our board of directors, the 2018 Plan will terminate on December 26, 2028.

●	Up to a maximum aggregate of 149,900,000 shares of common stock may be issued under the 2018 Plan. The maximum number of shares that may be issued pursuant to the exercise of ISOs is also 149,900,000.

●	The 2018 Plan will generally be administered by either the board or a committee comprised solely of independent members of our board of directors (the “Committee”). The Committee will be the compensation committee unless otherwise designated by our board of directors. Our board of directors may designate a separate committee to make awards to employees who are not officers subject to the reporting requirements of Section 16 of the Exchange Act.

●	Employees, consultants and board members are eligible to receive awards, provided that the Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted stock, RSUs, SARs, other equity awards and/or cash awards.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant.

●	Stock options and SARs may not be repriced or exchanged without stockholder approval.

●	The maximum exercisable term of stock options and SARs may not exceed ten years.

●	Awards are subject to recoupment of compensation policies adopted by the Company.

Eligibility to Receive Awards. Employees, consultants and board members of the Company and certain of our affiliated companies are eligible to receive awards under the 2018 Plan. The Committee determines, in its discretion, the selected participants who will be granted awards under the 2018 Plan.

Shares Subject to the 2018 Plan. The maximum number of shares of Common Stock that can be issued under the 2018 Plan is 149,900,000 shares.

The shares underlying forfeited or terminated awards (without payment of consideration), or unexercised awards become available again for issuance under the 2018 Plan. No fractional shares may be issued under the 2018 Plan. No shares will be issued with respect to a participant’s award unless applicable tax withholding obligations have been satisfied by the participant.

Administration of the 2018 Plan. The 2018 Plan will be administered by our board or our compensation committee which shall consist of independent board members, acting as the Committee. With respect to certain awards issued under the 2018 Plan, the members of the Committee also must be “Non-Employee Directors” under Rule 16b-3 of the Exchange Act. Subject to the terms of the 2018 Plan, the Committee has the sole discretion, among other things, to:

●	Select the individuals who will receive awards;

●	Determine the terms and conditions of awards (for example, performance conditions, if any, and vesting schedule);

●	Correct any defect, supply any omission, or reconcile any inconsistency in the 2018 Plan or any award agreement;

●	Accelerate the vesting, extend the post-termination exercise term or waive restrictions of any awards at any time and under such terms and conditions as it deems appropriate, subject to the limitations set forth in the 2018 Plan;

●	Permit a participant to defer compensation to be provided by an award; and

●	Interpret the provisions of the 2018 Plan and outstanding awards.

The Committee may suspend vesting, settlement, or exercise of awards pending a determination of whether a selected participant’s service should be terminated for cause (in which case outstanding awards would be forfeited). Awards may be subject to any policy that the board may implement on the recoupment of compensation (referred to as a “clawback” policy). The members of the board, the Committee and their delegates shall be indemnified by the Company to the maximum extent permitted by applicable law for actions taken or not taken regarding the 2018 Plan. In addition, the Committee may use the 2018 Plan to issue shares under other plans or sub-plans as may be deemed necessary or appropriate, such as to provide for participation by non-U.S. employees and those of any of our subsidiaries and affiliates.

Types of Awards.

Stock Options. A stock option is the right to acquire shares at a fixed exercise price over a fixed period of time. The Committee will determine, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant of the stock option. The exercise price of each stock option granted under the 2018 Plan must be paid in full at the time of exercise, either with cash, or through a broker-assisted “cashless” exercise and sale program, or net exercise, or through another method approved by the Committee. Stock options granted under the 2018 Plan may be either ISOs or NQSOs. In order to comply with Treasury Regulation Section 1.422-2(b), the 2018 Plan provides that no more than 149,900,000 shares may be issued pursuant to the exercise of ISOs.

SARs. A SAR is the right to receive, upon exercise, an amount equal to the difference between the fair market value of the shares on the date of the SAR’s exercise and the aggregate exercise price of the shares covered by the exercised portion of the SAR. The Committee determines the terms of SARs, including the exercise price (provided that such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant), the vesting and the term of the SAR. Settlement of a SAR may be in shares of common stock or in cash, or any combination thereof, as the Committee may determine. SARs may not be repriced or exchanged without stockholder approval.

Restricted Stock. A restricted stock award is the grant of shares of our common stock to a selected participant and such shares may be subject to a substantial risk of forfeiture until specific conditions or goals are met. The restricted shares may be issued with or without cash consideration being paid by the selected participant as determined by the Committee. The Committee also will determine any other terms and conditions of an award of restricted stock.

RSUs. RSUs are the right to receive an amount equal to the fair market value of the shares covered by the RSU at some future date after the grant. The Committee will determine all of the terms and conditions of an award of RSUs. Payment for vested RSUs may be in shares of common stock or in cash, or any combination thereof, as the Committee may determine. RSUs represent an unfunded and unsecured obligation for us, and a holder of a stock unit has no rights other than those of a general creditor.

Other Awards. The 2018 Plan also provides that other equity awards, which derive their value from the value of our shares or from increases in the value of our shares, may be granted. In addition, cash awards may also be issued. Substitute awards may be issued under the 2018 Plan in assumption of or substitution for or exchange for awards previously granted by an entity which we (or an affiliate) acquire.

Limited Transferability of Awards. Awards granted under the 2018 Plan generally are not transferrable other than by will or by the laws of descent and distribution. However, the Committee may in its discretion permit the transfer of awards other than ISOs.

Change in Control. In the event that we are a party to a merger or other reorganization or similar transaction, outstanding 2018 Plan awards will be subject to the agreement pertaining to such merger or reorganization. Such agreement may provide for (i) the continuation of the outstanding awards by us if we are a surviving corporation, (ii) the assumption or substitution of the outstanding awards by the surviving entity or its parent, (iii) full exercisability and/or full vesting of outstanding awards, or (iv) cancellation of outstanding awards either with or without consideration, in all cases with or without consent of the selected participant. The Committee will decide the effect of a change in control of the Company on outstanding awards.

Amendment and Termination of the 2018 Plan. The Board generally may amend or terminate the 2018 Plan at any time and for any reason, except that it must obtain stockholder approval of material amendments to the extent required by applicable laws, regulations or rules.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Related-Party Transactions

During our fiscal years ended October 31, 2019 and October 31, 2018 neither we nor any of our directors, executive officers, or to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest (other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K) in any transaction in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years.

Related-Party Transaction Policy

We have adopted a formal policy regarding approval of transactions with related parties. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of our total assets at the end of our last completed fiscal year. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal independent registered public accounting firm for the indicated services for each of the last two fiscal years were as follows:

	2019	2018
Audit fees	$129,350	$45,000
Audit related fees	22,500	22,500
Tax fees	-	-
All other fees	-	-
Total	$151,850	$67,500

Audit Fees. The fees identified under this caption were for professional services rendered by our independent public registered accounting firm for the 2019 and 2018 fiscal years in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for the years identified. Effective February 24, 2020, Assurance Dimensions, Inc. (“AD”), was appointed by our board of directors as the Company’s independent registered public accounting firm, replacing Mayer Hoffman McCann P.C. (“MHM”), the Company’s prior independent registered public accounting firm since January 14, 2020. Prior to MHM’s appointment AD had been the Company’s independent registered public accounting firm since May 26, 2017. Audit fees billed by AD and MHM for professional services rendered for the 2019 fiscal year were $85,600 and $43,750, respectively. All audit fees billed for professional services rendered for the 2018 fiscal year were billed solely by AD.

Audit-Related Fees. The fees identified under this caption were for review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions. All audit-related fees billed for the 2019 and 2018 fiscal years were billed solely by AD.

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

Approval Policy. Our board of directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2019 and 2018 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
4.1+	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Form S-8 filed on August 7, 2015)
4.2+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of Form 10-K filed on March 19, 2019)
4.3*	Description of the Registrant’s Securities
7.1	Letter from Mayer Hoffman McCann P.C. (Incorporated by reference to Exhibit 7.1 on Form 8-K filed on February 28, 2020)
10.1+	Employment Agreement with Anshu Bhatnagar (Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on January 31, 2017)
10.2	Contribution and Spin-off Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017)
10.3	First Amendment to Contribution and Spin-Off Agreement dated January 29, 2018 (Incorporated by reference to Exhibit 10.27 of Form 10-K filed on March 26, 2018)

10.4	Form of Note issued to Donald P. Monaco Insurance Trust on January 26, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2018)
10.5	Amendment No. 1 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2019)
10.6	Amendment No. 2 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2019)
10.7	Form of February 8th Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 11, 2019)
10.8	Form of February 8th Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 11, 2019)
10.9	Form of February 8th Warrant (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 11, 2019)
10.10	Form of February 8th 8% Convertible Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 11, 2019)
10.11	Form of February 11th Securities Purchase Agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 11, 2019)
10.12	Form of February 11th Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on February 11, 2019)
10.13	Form of February 11th Warrant (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 11, 2019)
10.14	Form of February 11th 8% Convertible Promissory Note (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 11, 2019)
10.15	Sublease between the Company and Buchanan Partners, LLC dated April 11, 2017 (Incorporated by reference to Exhibit 10.18 of Form 10-K filed on March 26, 2018)
10.16#	Sales Contract by and between Verus Foods, Inc. and Gulf ARGO Trading, LLC dated December 26, 2016 (Incorporated by reference to Exhibit 10.16 on Form 10-K filed on March 19, 2019)
10.17#	Exclusive Distribution Agreement by and between Verus Foods Inc. and Padrone General Trading LLC dated August 18, 2017 (Incorporated by reference to Exhibit 10.17 on Form 10-K filed on March 19, 2019)
10.18	Stock Purchase Agreement by and among Verus International, Inc., Big League Foods and James Wheeler (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 26, 2019)
10.19	Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on May 31, 2019)
10.20+	Employment Agreement by and between the Company and Christopher Cutchens (Incorporated by reference to Form 8-K filed on June 6, 2019)
10.21	Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on July 8, 2019)
10.22	4% Convertible Note (Incorporated by reference to Form 8-K filed on July 8, 2019)
10.23	Credit Agreement, dated as of July 31, 2019, by and among Verus International, Inc. and Verus Foods Inc., as Borrowers, and The Columbia Bank, as lender (Incorporated by reference to Form 8-K filed on August 1, 2019)
10.24##	Asset Purchase Agreement, dated as of August 30, 2019, by and among Verus International, Inc. and the Sellers thereto (Incorporated by reference to Form 8-K filed on September 3, 2019)
10.25	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on September 20, 2019)
10.26	4% Convertible Notes (Incorporated by reference to Form 8-K filed on September 20, 2019)
10.27	Contribution and Sale Agreement dated October 30, 2019 (Incorporated by reference to Form 8-K filed on November 4, 2019)
10.28	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.29	4% Convertible Note (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.30	4% Convertible Note (Incorporated by reference to Form 8-K filed on February 14, 2020)
10.31	Form of Note (Incorporated by reference to Form 8-K filed on April 7, 2020)
10.32*	Form of Securities Purchase Agreement dated October 2, 2019
10.33*	Form of 6% Convertible Redeemable Note dated October 2, 2019
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 on Form 10-K filed on March 19, 2019)
16.1	Letter from Assurance Dimensions, Inc. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on January 15, 2020)
16.2	Letter from Mayer Hoffman McCann P.C. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on February 24, 2020)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

+ Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

* Filed herewith.

# The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

## Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of making such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 2020.

Verus International, Inc.

By:	/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Anshu Bhatnagar	Chief Executive Officer and Chairman of the Board	April 13, 2020
Anshu Bhatnagar	(Principal Executive Officer)

/s/ Christopher Cutchens	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2020
Christopher Cutchens

/s/ Michael O’Gorman	Director	April 13, 2020
Michael O’Gorman

/s/ Thomas Butler Fore	Director	April 13, 2020
Thomas Butler Fore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Verus International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verus International, Inc. (the “Company”) as of October 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended October 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended October 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss of approximately $2.4 million for the year ended of October 31, 2019 and a working capital deficit of approximately $1.8 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Coconut Creek, Florida

April 13, 2020

Verus International, Inc.

Consolidated Balance Sheets

	October 31,
	2019	2018
Assets
Current Assets
Cash	$371,898	$28,554
Accounts receivable	3,319,687	1,246,301
Inventory	598,515	90,589
Prepaid expenses	65,749	12,412
Other assets	8,629	8,629
Total Current Assets	4,364,478	1,386,485
Property and equipment, net	23,257	15,622
Intangible assets, net	837,707	-
Total Assets	$5,225,442	$1,402,107

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,613,641	$642,739
Interest payable	127,465	257,170
Due to former officer	1,801	33,301
Notes payable	1,030,000	530,000
Convertible notes payable, net	1,378,855	1,497,126
Total Current Liabilities	6,151,762	2,960,336

Commitments and Contingencies (Note 14)

Stockholders’ Deficit
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized and 44,570,101 shares issued and outstanding at October 31, 2019 and October 31, 2018	45	44,570

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at October 31, 2019 and October 31, 2018	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 430,801 and 160,000 shares issued and outstanding at October 31, 2019 and October 31, 2018, respectively	-	160

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 2,305,778,511 and 1,500,000,000 shares issued at October 31, 2019 and October 31, 2018, respectively	2,306	1,500,000

Additional paid-in-capital	27,565,919	22,545,691
Shares to be issued	-	456,090
Accumulated deficit	(28,494,590)	(26,104,740)
Total Stockholders’ Deficit	(926,320)	(1,558,229)
Total Liabilities and Stockholders’ Deficit	$5,225,442	$1,402,107

The accompanying notes are an integral part of these consolidated financial statements

Verus International, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	October 31,
	2019	2018
Revenue	$13,611,101	$5,802,037
Cost of revenue	11,546,413	5,053,453
Gross Profit	2,064,688	748,584
Operating Expenses:
Salaries and benefits	3,892,926	788,212
Selling and promotions expense	125,644	-
Legal and professional fees	618,310	285,138
General and administrative	1,544,689	585,732
Total Operating Expenses	6,181,569	1,659,082
Operating loss	(4,116,881)	(910,498)
Other Income (Expense):
Interest expense	(364,005)	(320,527)
Loss on legal settlements	(205,300)	-
Initial derivative liability expense	(225,115)	-
Amortization of debt discount	(839,876)	-
Amortization of issuance costs	(21,355)	-
Gain on extinguishment of debt	2,700,737	-
Gain on convertible notes payable settlement	681,945	-
Loss on legal settlement of accounts payable and convertible debt	-	(914,353)
Default principal increase on convertible notes payable	-	(938,100)
Total Other Income (Expense)	1,727,031	(2,172,980)
Loss from continuing operations before income taxes	(2,389,850)	(3,083,478)
Income taxes	-	-
Loss from continuing operations	(2,389,850)	(3,083,478)
Discontinued operations (Note 16)
Income from discontinued operations	-	259,186
Net loss	$(2,389,850)	$(2,824,292)

Comprehensive income (loss):
Unrealized gain on currency translation adjustment	-	72,924
Comprehensive loss	$(2,389,850)	$(2,751,368)

Loss per common share:
Loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.00)

Income from discontinued operations per common share - basic and diluted	$-	$0.00

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	1,852,481,686	740,632,107

The accompanying notes are an integral part of these consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended October 31, 2019 and 2018

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional	Other Comprehensive	Shares		Total
	# of shares	Par	# of shares	Par	# of shares	Par	# of shares	Par	Paid-In Capital	Income (Loss)	to be Issued	Accumulated Deficit	Stockholder’s Deficit
Balance, October 31, 2017	100,000	$100	-	$-	160,000	$160	249,369,810	$249,370	$22,409,041	$(53,285)	$-	$(23,403,963)	$(798,577)
Shares Issued for Conversion of Promissory Notes	-	-	-	-	-	-	1,244,233,615	1,244,233	(442,298)	-	-	-	801,935
Shares issued under Monaker litigation settlement	44,470,101	44,470	-	-	-	-	10,559,890	10,560	275,150	-	-	-	330,180
Common Stock retired from Nestbuilder	-	-	-	-	-	-	(4,163,315)	(4,163)	4,163	-	-	-	-
Adjustment for excess NestBuilder settlement	-	-	-	-	-	-	-	-	-	-	-	116,137	116,137
Spin-off of real estate segment	-	-	-	-	-	-	-	-	-	(19,639)	-	7,378	(12,261)
Shares to be issued under stock-based compensation	-	-	-	-	-	-	-	-	299,635	-	-	-	299,635
Shares to be issued under Monaker litigation settlement	-	-	-	-	-	-	-	-	-	-	456,090	-	456,090
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	72,924	-	-	72,924
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,824,292)	(2,824,292)
Balance, October 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	1,500,000,000	$1,500,000	$22,545,691	$-	$456,090	$(26,104,740)	$(1,558,229)
Shares issued under exchange agreement	-	-	-	-	295,801	296	-	-	1,208	-	-	-	1,504
Shares issued under Monaker settlement	-	-	-	-	-	-	152,029,899	152,030	304,060	-	(456,090)	-	-
Conversion of Preferred Stock C to Common Stock	-	-	-	-	(25,000)	(25)	2,500,000	2,500	(2,475)	-	-	-	-
Shares to be issued under stock based compensation	-	-	-	-	-	-	-	-	2,515,794	-	-	-	2,515,794
Relative fair value of warrants issued with convertible promissory notes	-	-	-	-	-	-	-	-	697,611	-	-	-	697,611
Shares issued for sale of common stock	-	-	-	-	-	-	41,666,666	42	499,958	-	-	-	500,000
Conversion of convertible promissory notes to Common Stock	-	-	-	-	-	-	607,162,591	607	(837,699)	-	-	-	(837,092)
Shares issued for warrant exercise	-	-	-	-	-	-	2,419,355	2	(2)	-	-	-	-
Reduction of par value of Preferred and Common Stock	-	(44,525)	-	-	-	(431)	-	(1,652,875)	1,697,831	-	-	-	-
Beneficial conversion feature for conversion of convertible promissory note to Common Stock	-	-	-	-	-	-	-	-	143,942	-	-	-	143,942
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,389,850)	(2,389,850)
Balance, October 31, 2019	44,570,101	$45	-	$-	430,801	$-	2,305,778,511	$2,306	$27,565,919	$-	$-	$(28,494,590)	$(926,320)

The accompanying notes are an integral part of these consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,389,850)	$(2,824,292)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of issuance costs	21,355	-
Depreciation and amortization	68,136	-
Beneficial conversion feature for conversion of convertible debt to Common Stock	143,942	-
Initial derivative liability expense	225,115	-
Amortization of debt discount	839,876	17,735
Share based compensation	3,380,469	299,635
Gain on extinguishment of debt	(2,700,737)	-
Gain on convertible notes settlement	(681,945)	-
Loss on spin-off of real estate segment	-	12,261
Legal settlement settled in shares	-	330,180
Legal settlement to be settled in shares	-	456,090
Default principal increase on convertible notes payable	-	938,100
Gain on NestBuilder settlement	-	(116,137)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,618,016)	(433,553)
(Increase) decrease in inventory	(507,926)	250,599
Increase in prepaid expenses	(53,337)	(12,412)
Decrease in other assets	-	7,992
Increase in accounts payable and accrued expenses	2,066,054	358,236
Decrease in due to officer	(31,500)	-
Net cash used in operating activities of continuing operations	(2,238,364)	(715,566)
Net cash used in operating activities of discontinued operations	-	(354,733)
Net cash used in operating activities	(2,238,364)	(1,070,299)

Cash flows from investing activities:
Asset acquisition, net of cash acquired	(99,650)	-
Capital expenditures	(11,470)	(15,622)
Net cash used in investing activities of continuing operations	(111,120)	(15,622)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	3,270,000	908,250
Payments applied to convertible promissory notes	(1,577,172)	(118,000)
Proceeds from issuance of note payable	500,000	-
Proceeds from sale of common stock	500,000	-
Net cash provided by financing activities of continuing operations	2,692,828	790,250

Effect of exchange rate on cash and cash equivalents	-	72,924

Net increase (decrease) in cash	343,344	(222,747)
Cash at beginning of period	28,554	251,301

Cash at end of period	$371,898	$28,554

Supplemental disclosure:
Cash paid for interest	$97,734	$53,508

	For the years ended
	October 31,
	2019	2018
Supplemental disclosure of non-cash operating activities:
Settlement of accrued compensation through issuance of Series C Preferred Stock:
Value	$1,504	$-
Shares	295,801	-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition price of french fry business customer contracts through relief of accounts receivable invoices	$544,630	$-
Initial recognition of relative fair value of warrant agreements as convertible promissory notes discount	$697,611	$-
Common Stock issued in exchange for note payable and conversion of convertible promissory notes
Value	$188,530	$801,935
Shares	607,162,591	1,244,233,615

The accompanying notes are an integral part of these consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

Verus International, Inc., including its wholly-owned subsidiaries, are collectively referred to herein as “Verus,” “VRUS”, “Company,” “us,” or “we.”

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

For the Years Ended October 31, 2019 and 2018

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

Since August 1, 2018, we, through our wholly-owned subsidiary, Verus Foods, Inc., an international supplier of consumer food products, have been focused on international consumer packaged goods, foodstuff distribution and wholesale trade. Our fine food products are sourced in the United States and exported internationally. We market consumer food products under our own brands primarily to supermarkets, hotels, and other members of the wholesale trade. Initially, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical, and during 2018, we added cold-storage facilities and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff with the goal to create vertical farm-to-market operations. Verus has also begun to explore new consumer packaged goods (“CPG”) non-food categories, such as cosmetic and fragrances, for future product offerings.

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

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we have been selling pint size ice cream in grocery store-type packaging and are exploring novelty “grab-and-go” size ice cream in cone, bar, and sandwich versions under our frozen dessert product line. In addition, under our confections product line, we are selling gummi and chocolate candies. The MLB license covers all 30 MLB teams, and all of our current products pursuant to such license feature “home team” packaging that matches the fan base in each region.

Furthermore, during August 2019, we purchased all of the assets of a french fry business in the Middle East.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements for the years ended October 31, 2019 and 2018 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, Verus Foods, Inc. effective January 2017, and Gulf Agro Trading, LLC through April 30, 2018 (see Note 17). The historical operations of subsidiaries RealBiz 360 Enterprise (Canada), Inc., RealBiz 360, Inc., and its wholly-owned subsidiary, Webdigs, LLC, which includes the dormant wholly owned subsidiaries of Home Equity Advisors, LLC, and Credit Garage, LLC from the recapitalization date of October 9, 2012 are reported as discontinued operations for all periods presented through July 31, 2018 (see Note 16). All significant intercompany balances and transactions have been eliminated in the consolidation.

Reclassifications

Certain reclassifications of prior year amounts have been made to enhance comparability with the current year’s consolidated financial statements, including, but not limited to, presenting the spin-off of the real estate segment as discontinued operations for all periods presented and presentation of certain items within the consolidated statement of cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuations of inventory, finite-lived intangible assets, derivative liabilities, stock-based compensation, and the valuation reserve for income taxes.

Concentrations of Credit Risk

The Company’s food products accounts receivable, net and revenues as of and for the year ended October 31, 2019 were geographically concentrated with customers located in the GCC countries. In addition, significant concentrations existed with a limited number of customers. Approximately 42% of accounts receivable, net as of October 31, 2019 was concentrated with three customers and approximately 66% of revenues for the year ended October 31, 2019 were concentrated with six customers. Although the loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition, such risks may be mitigated by our access to credit insurance programs.

The Company purchases substantially all of its food products from a limited number of regions around the world or from a limited number of suppliers. Increases in the prices of the food products which we purchase could adversely affect our operating results if we are unable to offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient food products or our suppliers cease to be available to us, we could experience shortages in our food products or be unable to meet our commitments to customers. Alternative sources of food products, if available, may be more expensive. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at October 31, 2019 or October 31, 2018.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable securities

During January 2018, as part of the legal settlement with Monaker, NestBuilder received Monaker common shares valued at $32,270, which were classified as “available for sale” securities until being spun-off on August 1, 2018 (see Note 16). These marketable securities were determined trading securities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and any changes in value during the holding period until the spin-off were reflected in our statement of operations. There were no marketable securities at October 31, 2019 or October 31, 2018.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. At October 31, 2019 and 2018, the Company determined there was no requirement for an allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of net realizable value, determined on the first-in, first-out basis, or cost. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation. Inventories consist of raw materials (film and packaging) and finished products. At October 31, 2019, raw materials and finished products inventory totaled $54,392 and $544,123, respectively. At October 31, 2018, all inventory was finished products inventory.

Intangible Assets

The Company amortizes its two intangible assets, a license with MLB, and certain acquired customer contracts, on a straight-line basis over the estimated useful lives of the assets.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful lives range from 3 to 7 years based upon asset class. When an asset is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $3,835 for the year ended October 31, 2019. The Company did not incur depreciation expense for the year ended October 31, 2018.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended October 31, 2019 and 2018, the Company did not impair any long-lived assets.

Fair Value of Financial Instruments

The Company measures its financial instruments in accordance with ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements.” ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is derived from the sale of food and beverage products. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 8).

Cost of Revenues

Cost of revenues represents the cost of the food products sold during the periods presented.

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended October 31, 2019 and 2018 were $562,959 and $162,190, respectively.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Company accounts for financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features in accordance with ASC topic 815, “Accounting for Derivative Instruments and Hedging Activities” as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

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

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (the “FASB”) ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to expense over the life of the debt.

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

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2019, 2018, 2017 and 2016 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the years ended October 31, 2019 and 2018.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended October 31, 2019 and 2018 as we incurred a net loss for those periods. At October 31, 2019, there were outstanding warrants to purchase approximately 726 million shares of the Company’s common stock, approximately 88 million shares of the Company’s common stock issuable upon the conversion of series A and series C convertible preferred stock, and approximately 16 million shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At October 31, 2018, there were outstanding warrants to purchase approximately 124 million shares of the Company’s common stock, approximately 276 million shares of the Company’s common stock to be issued, and approximately 61 million shares of the Company’s common stock issuable upon the conversion of series A and series C convertible preferred stock which may dilute future EPS.

Recently Adopted Accounting Standards

Effective November 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted ASC 606 using the modified retrospective method, which did not have an impact on its consolidated financial statements. The Company determined the adoption of ASC 606 did not have a material impact on its consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 8 for additional information regarding the Company’s adoption of ASC 606.

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

Effective November 1, 2018, the Company adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company determined the adoption of ASU 2017-09 did not have a material impact on its consolidated financial statements.

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

For the Years Ended October 31, 2019 and 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards Not Yet Adopted

During February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on November 1, 2019, with early adoption permitted. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. Upon adoption of the new standard on November 1, 2019, the Company expects to use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before November 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant impact relates to the recognition of a new ROU asset and lease liability on its balance sheet for the Company’s office operating lease and providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption. Upon adoption, the Company currently expects to recognize an additional operating liability of approximately $191,000 with a corresponding ROU asset of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for the Company’s existing operating lease.

During August 2018, the FASB issued ASU 2018-13, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. The standard is effective for the Company as of November 1, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company has incurred net losses of $2,389,850 and $2,824,292 and has used cash in operating activities of $2,238,364 and $1,070,299 for the years ended October 31, 2019 and 2018, respectively. As of October 31, 2019, the Company had a working capital deficit of $1,787,284, and an accumulated deficit of $28,494,590. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 4: BUSINESS ACQUISITION

On October 30, 2019 (the “Closing Date”), the Company entered into a Contribution and Sale Agreement (the “Agreement”) with Nutribrands Holdings, LLC, a wholly-owned subsidiary of the Company (“Nutribrands Holdings”), South Enterprise, LLC (“South Enterprise”), the members of South Enterprise (the “SE Members”), Nutribrands, LTDA (“Nutribrands” and together with South Enterprise, the “Companies” and each individually, a “Company”) and the equity holders of Nutribrands (the “NB Equity Holders” and together with the SE Members, the “Sellers”) and Rodrigo Nogueira, solely in his capacity as the Seller’s representative. Pursuant to the terms of the Agreement, on the Closing Date, the Sellers contributed all of their limited liability interests and equity interests (collectively, the “Interests”) in South Enterprise and Nutribrands, respectively, to Nutribrands Holdings in exchange for 49% of the membership interests of Nutribrands Holdings (the “Nutribrands Holdings Membership Interests”). Pursuant to the terms of the Agreement, until the five year anniversary of the Closing Date, the Companies may request that Nutribrands Holdings make available, Working Capital (as defined in the Agreement) for Qualified Transactions (as defined in the Agreement). Of such Working Capital, $1 million may be used by the Sellers for certain transaction fees. Furthermore, the Company has agreed to provide certain Working Capital Financing (as defined in the Agreement) for Qualified Transactions, and to the extent that the Company does not provide such Working Capital Financing and fails to fund the Qualified Transactions, the Sellers shall have the right to terminate the Agreement and the Holdings LLC Agreement (as defined in the Agreement). Moreover, upon the expiration of the Measurement Period (as defined the Agreement), if the Companies fail to meet or exceed the Projections (as defined in the Agreement) with respect to the end of the Measurement Period, Nutribrands Holdings shall have the right to redeem or the Company shall have the right to acquire, and the Sellers shall have the obligation to transfer, pursuant to the Holdings LLC Agreement, the Nutribrands Holdings Membership Interests having an aggregate value (based on the value assigned to such interests on the Closing Date) equal to the amount of the shortfall of the actual revenue of the Company for the trailing 12 month period ending on the fifth anniversary of the Closing Date and the projected revenue for such trailing 12 month period included in the Projections. Furthermore, pursuant to the Agreement, beginning one year after the Closing Date, until the five-year anniversary thereof, the Sellers shall have the opportunity to receive an annual dividend of up to $4.5 million per year based upon the cumulative consolidated financial performance of the Companies; provided, however, such dividend shall not exceed an aggregate of $18 million.

Subsequent to the Closing Date, as a result of the Company and Sellers inability to agree upon advancement of Nutribrands’ business operations, effective March 31, 2020, the Company and Sellers entered into a Termination and Release Agreement (“Termination Agreement”) pursuant to which, among other things, (i) all agreements between the parties (including the October 30, 2019 Amended and Restated Operating Agreement of Nutribrands International, LLC and the Agreement and all related ancillary agreements) were terminated (the “Released Transactions”) and (ii) the parties released each other from any and all obligations whatsoever arising from the Released Transactions, subject to certain exceptions. Accordingly, the Company concluded that no business combination occurred on October 30, 2019, as the Company never obtained control over Nutribrands as it did not have control over management nor could it agree with the management of Nutribrands to advance the business and operate pursuant to the terms of the Agreement. Therefore, in accordance with ASC topic 855, “Subsequent Events”, this Termination Agreement was considered a Type 1 subsequent event and therefore no financial information related to this transaction has been included in the Company’s consolidated financial statements as of and for the year ended October 31, 2019.

NOTE 5: ASSET ACQUISITIONS

Big League Foods, Inc.

On April 25, 2019, the Company entered into a stock purchase agreement with BLF and James Wheeler, the sole stockholder of BLF. Pursuant to the terms of the stock purchase agreement, on the closing date, the Seller sold all of BLF’s outstanding capital stock, or 1,500 shares of common stock to the Company. On the closing date, the Company paid the Seller $50,000 net of the aggregate amount of any pre-closing liabilities or obligations of BLF (other than the Assumed Company Obligations (as defined in the stock purchase agreement)) and the applicable payees thereof, the aggregate amount of the Assumed Company Obligations. Within ten business days from the date upon which the Company delivers its first invoice for the Product (as defined in the stock purchase agreement) to a customer, the Company will pay the Seller an additional $50,000 net of the Aggregate Liabilities (as defined in the stock purchase agreement) and the applicable payees thereof, the aggregate amount of the Assumed Company Obligations. During August 2019, the additional $50,000 was paid to the Seller.

In addition, the Company will pay the Seller earnout payments in an amount not to exceed $5 million during the period commencing on the closing date through the quarter including December 31, 2022 (the “Earn Out Period”). During the Earnout Period the Seller will be entitled to receive a payment for each fiscal quarter based on the difference of the Operating Income (as defined in the stock purchase agreement) minus the Earnout Commission (as defined in the stock purchase agreement) (the “Difference”). If the Difference is a positive number for the applicable fiscal quarter, the Earnout Payment for such fiscal quarter shall equal the amount of the Earnout Commission. If the Difference is equal to zero or a negative number for the applicable fiscal quarter, the Earnout Payment for such fiscal quarter shall be equal to the Operating Income. During the Earnout Period, the Seller will be entitled to receive any portion of the Earnout Commission that was excluded from any prior Earnout Payment based on the Difference in the applicable fiscal quarter being a negative number (the “Catch-Up Payment”); provided, however, no Catch-up Payment will be payable following the date on which the final Earnout Payment is made for the last fiscal quarter in the Earnout Period.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 5: ASSET ACQUISITIONS (continued)

Upon the closing of such acquisition, BLF became the Company’s wholly-owned subsidiary and the Company acquired a license with MLB to sell MLB-branded frozen dessert products and confections. The license covers all 30 MLB teams.

The transaction was accounted for as an asset acquisition, with substantially all of the purchase consideration allocated to the license (see Note 6).

French Fry Business

On August 30, 2019, the Company entered into an asset purchase agreement with a certain seller (“Seller”) pursuant to which, on September 6, 2019, the Company acquired all of the assets of the Seller’s french fry business (the “Acquired Assets”) in consideration for $544,477 (2,000,000 United Arab Emirates Dirham) in cash, plus assumption of certain liabilities. The purchase price was satisfied by relieving the Seller of certain accounts receivable invoices which totaled the purchase price and were outstanding and due to the Company.

The transaction was accounted for as an asset acquisition, with all of the purchase consideration allocated to the customer contracts which provide the Company the right to earn revenue under the related terms (see Note 6).

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets, net, consist of two intangible assets, a license (the “License”) with MLB and certain acquired customer contracts.

MLB License

The MLB License allows us to sell MLB-branded frozen dessert products and confections. The License was acquired as part of the April 25, 2019 stock purchase agreement (see Note 5) pursuant to which the Company purchased all of the outstanding capital stock of BLF. The transaction was accounted for as an asset acquisition, with substantially all of the purchase consideration allocated to the License.

The purchase consideration to acquire the License totals $5,357,377, which consists of $50,000 cash paid subsequent to closing, $257,377 of accrued MLB License royalty fees that were assumed by the Company upon acquisition of the License (net of cash acquired of $350), and $5,050,000 cash that is contingently payable over time, through December 31, 2022, based on the future sales of MLB-branded products (see Note 14). The contingent consideration is recognized as an increase to the carrying amount of the License intangible asset when the payment becomes probable and estimable, net of any catch-up for amortization expense.

Acquired Customer Contracts

The acquired customer contracts were purchased for $544,477 (2,000,000 United Arab Emirates Dirham) from a third-party frozen foods vendor on September 6, 2019, giving the Company the right to earn revenue under the terms of the acquired customer contracts.

The net carrying amount of the intangible assets are as follows:

	Estimated
October 31,	Useful Lives	2019	2018
Intangible assets:
MLB license	32 months	$357,027	$-
Customer contracts	7 years	544,630	-
Accumulated amortization		(63,950)	-
Intangible assets, net		$837,707	$-

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 6: INTANGIBLE ASSETS, NET (continued)

Amortization expense included in cost of revenue for the year ended October 31, 2019 was $63,950. There was no amortization expense during the year ended October 31, 2018.

Annual amortization expense related to the existing net carrying amount of the intangible assets for the next five years is expected to be as follows:

Fiscal year 2020	$226,201
Fiscal year 2021	$212,931
Fiscal year 2022	$100,325
Fiscal year 2023	$77,804
Fiscal year 2024	$77,804

Note 7: Property and Equipment

At October 31, 2019 and 2018, the Company’s property and equipment are as follows:

	Estimated
October 31,	Useful Lives	2019	2018
Computer equipment	3 years	$86,974	$98,341
Furniture and fixtures	7 years	13,213	-
Production assets	3 years	9,624	-
Accumulated depreciation		(86,554)	(82,719)
		$23,257	$15,622

The Company has recorded $3,835 and $0 of depreciation expense for the years ended October 31, 2019 and 2018, respectively. There was no property and equipment impairments recorded for the years ended October 31, 2019 and 2018.

NOTE 8: REVENUE

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

The adoption of ASC 606 resulted in no impact to the individual financial statement line items of the Company’s Consolidated Statements of Operations during the year ended October 31, 2019.

Information about the Company’s revenue by country is as follows:

Year Ended October 31,	2019	2018
United Arab Emirates	$9,326,205	$3,686,471
Kingdom of Saudi Arabia	1,891,059	710,580
Bahrain	1,202,282	827,997
Oman	1,140,116	576,989
United States	51,439	-
Net revenue	$13,611,101	$5,802,037

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 9: DEBT

Convertible Notes Payable

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to expense over the life of the debt.

On February 8, 2019, the Company entered into a securities purchase agreement, as amended on May 30, 2019, with an accredited investor (the “First Investor”), whereby the Company sold an 8% convertible promissory note in the original principal amount of $1,250,000 (the “First Note”) and a three-year warrant to purchase up to 925,925,925 shares (the “First Warrant”) of the Company’s common stock. The Company allocated a value of $573,389 to the First Warrant based upon a relative fair value methodology. The First Note converts at 90% of the lowest sale price during the 30 trading days prior to conversion. Due to certain ratchet provisions contained in the First Note, the Company accounted for this conversion feature as a derivative liability. Accordingly, the Company recorded a derivative liability of $842,676 and a debt discount of $676,611 and began amortizing the debt discount over the related term of the First Note. On March 6, 2019, the Company received a conversion notice from the First Investor, pursuant to which the principal amount of the First Note together with interest accrued thereon was to convert into shares of the Company’s common stock. As of March 6, 2019, the date the Company received the conversion notice, the Company did not have sufficient available shares of common stock to issue and therefore recorded the value of such shares at such date as shares to be issued within the Consolidated Balance Sheets. On May 30, 2019, the Company and the First Investor entered into a letter agreement pursuant to which the conversion price of the First Note was amended to a fixed conversion price of $0.0025 per share and the First Warrant was amended such that it was exercisable for 500,000,000 shares of the Company’s common stock at an exercise price of $0.0025 per share. On June 4, 2019, the Company issued the 512,333,333 shares of its common stock to the First Investor. In connection with the securities purchase agreement, the Company entered into a Registration Rights Agreement with the First Investor, as amended, pursuant to which the Company was required to file a Registration Statement (the “Registration Statement”) covering the resale of the shares of common stock underlying the First Note and the First Warrant.

On February 11, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “Second Investor”), whereby the Company sold an 8% convertible promissory note in the original principal amount of $200,000 (the “Second Note” and together with the First Note, the “Notes”) and a three-year warrant to purchase up to 148,148,148 shares (the “Second Warrant” and together with the First Warrant, the “Warrants”) of the Company’s common stock. The Company allocated a value of $124,222 to the Second Warrant based upon a relative fair value methodology. The Second Note converts at 90% of the lowest sale price during the 30 trading days prior to conversion. Due to certain ratchet provisions contained in the Second Note, the Company accounted for this conversion feature as a derivative liability. Accordingly, the Company recorded a derivative liability of $134,828 and a debt discount of $75,778 and began amortizing the debt discount over the related term of the Second Note. On March 6, 2019, the Company received a conversion notice from the Second Investor, pursuant to which the principal amount of the Second Note together with interest accrued thereon was to convert into shares of the Company’s common stock. As of March 6, 2019, the date the Company received the conversion notice, the Company did not have sufficient available shares of common stock to issue and therefore recorded the value of such shares at such date as shares to be issued within the Consolidated Balance Sheets. On May 30, 2019, the Company and the Second Investor entered into a letter agreement pursuant to which, among other things, the conversion price of the Second Note was amended to a fixed conversion price of $0.0025 per share and the Second Warrant was amended such that it was exercisable for 80,000,000 shares of the Company’s common stock at an exercise price of $0.0025 per share. On June 4, 2019, the Company issued the 81,920,000 shares of its common stock to the Second Investor. In connection with the securities purchase agreement, the Company entered into a Registration Rights Agreement, as amended, with the Second Investor pursuant to which the Company was required to file the Registration Statement covering the resale of the shares of common stock underlying the Second Note and the Second Warrant.

The Company initially filed the Registration Statement with the SEC on June 7, 2019 which Registration Statement was declared effective by the SEC on August 7, 2019.

Upon conversions of the Notes together with interest accrued thereon, and amendments of the Warrants, the related derivative liabilities and debt discounts were eliminated and the Company recorded a net gain on extinguishment of debt of $2,700,737, which is recorded within the Consolidated Statements of Operations.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 9: DEBT (continued)

On April 25, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “Third Investor”) pursuant to which the Company issued and sold a convertible note in the principal amount of $600,000 (including a $90,000 original issuance discount). The note matures on November 12, 2019, bears interest at a rate of 5% per annum (increasing to 24% per annum upon the occurrence of an event of default) and is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. The note may be prepaid by the Company at any time without penalty. On September 17, 2019, the Company entered into Amendment #1 to the note amending the conversion price to $0.011844 per share and recognized a beneficial conversion feature of $143,942 based upon the intrinsic value of the conversion option as a discount of the convertible note, which will be amortized to interest expense through the maturity date. On September 18, 2019, $150,000 of the outstanding principal and $2,897 of accrued interest was converted into an aggregate of 12,909,528 shares of the Company’s common stock. On September 25, 2019, the Company paid off the outstanding balance of $459,123, consisting of $450,000 of principal and $9,123 of accrued interest.

On July 1, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “Fourth Investor”) pursuant to which the Company issued and sold a convertible note in the principal amount of $605,000 (including a $90,000 original issuance discount). The note matures on July 1, 2020, bears interest at a rate of 4% per annum (increasing to 24% per annum upon the occurrence of an event of default) and is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date, subject to certain prepayment penalties.

On September 17, 2019, the Company entered into securities purchase agreements with accredited investors (the “Investors”) pursuant to which the Company issued and sold convertible promissory notes in the aggregate principal amount of $660,000 (including an aggregate of $110,000 in original issuance discounts). The notes mature on September 17, 2020, bear interest at a rate of 4% per annum (increasing to 24% per annum upon the occurrence of an event of default) and are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. The notes may be prepaid by the Company at any time prior to the 180th day after the issuance date, subject to certain prepayment penalties.

On October 2, 2019, the Company entered into a securities purchase agreement with an accredited investor (the “Seventh Investor”) pursuant to which the Company issued and sold a convertible note in the principal amount of $345,000 (including a $45,000 original issuance discount). The note matures on April 15, 2020, bears interest at a rate of 6% per annum (increasing to 24% per annum upon the occurrence of an event of default) and is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date, subject to certain prepayment penalties.

At October 31, 2019 and October 31, 2018, there was $1,378,855 and $1,497,126 of convertible notes payable outstanding, net of discounts of $231,146 and $4,765, respectively.

During the years ended October 31, 2019 and 2018, amortization of debt discount amounted to $839,876 and $17,735, respectively.

During the year ended October 31, 2019, $1,638,531 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $1,577,172 toward the outstanding balances of convertible notes.

At October 31, 2019, the Company was in compliance with the terms of the outstanding convertible notes.

Note Payable

In connection with the closing of the transactions contemplated by the securities purchase agreement entered into with the First Investor, the Company entered into Amendment No. 1 dated January 26, 2019 to the promissory note (the “Monaco Note”) issued in favor of the Donald P. Monaco Insurance Trust on January 26, 2018 in the principal amount of $530,000, with an annual interest rate of 12%, whereby (i) the maturity date of the Monaco Note was extended to January 26, 2020 and (ii) the Company agreed to use its best efforts to prepay the unpaid principal amount of the Monaco Note together with all accrued but unpaid interest thereon on or prior to March 31, 2019.

Subsequently, the Company entered into Amendment No. 2 dated February 8, 2019 to the Monaco Note whereby the maturity date of the Monaco Note was extended to November 8, 2019.

At October 31, 2019, the Company was in compliance with the terms of the Monaco Note. Subsequent to October 31, 2019, upon maturity, as the Company was not able to pay the balance due, the interest rate immediately increased to 18% per annum and the note holder agreed to only impose the default interest rate and not proceed with any other default remedies currently available. The Company expects to repay the Monaco Note in full as quickly as possible based upon its available capital.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 9: DEBT (continued)

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points (4.80% at October 31, 2019). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At October 31, 2019, $500,000 was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. The Company was in compliance with all covenants at October 31, 2019.

NOTE 10: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 2,305,778,511 are outstanding at October 31, 2019 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 44,570,101 are outstanding at October 31, 2019, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at October 31, 2019 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 430,801 shares are outstanding at October 31, 2019.

On January 11, 2019, stockholders holding a majority of the voting power of the Company’s issued and outstanding shares of voting stock, executed a written consent approving 1) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to (i) increase the number of authorized shares of common stock of the Company to 7,500,000,000 shares from 1,500,000,000 shares and (ii) decrease the par value of the common stock and preferred stock to $0.000001 from $0.001 per share; and 2) granting discretionary authority to the Company’s Board of Directors to amend the Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-400 (the “Reverse Stock Split”), provided that, (X) that the Company may not effect Reverse Stock Splits that, in the aggregate, exceed 1-for-400, and (Y) any Reverse Stock Split may not be completed later than January 11, 2020. On April 16, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase its authorized common stock from 1,500,000,000 shares to 7,500,000,000 shares and to decrease the par value of its common stock and preferred stock from $0.001 per share to $0.000001 per share. As of October 31, 2019, the Company has not effectuated any Reverse Stock Split.

Common Stock

During the year ended October 31, 2019, the Company:

●	issued 152,029,899 shares of its common stock to satisfy the settlement agreement by and among the Company, Monaker, American Stock Transfer & Trust Company, LLC and NestBuilder that was executed on or about December 22, 2017.

●	entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 41,666,666 shares of its common stock for aggregate gross proceeds of $500,000.

●	entered into a letter agreement with the First Investor, pursuant to which the principal amount of the First Note together with interest accrued thereon was converted into an aggregate of 512,333,333 shares of the Company’s common stock at a fixed conversion price of $0.0025 per share and the First Warrant was amended such that the First Warrant is exercisable for 500,000,000 shares of the Company’s common stock at a fixed exercise price of $0.0025 per share. The Company issued the 512,333,333 shares of its common stock on June 4, 2019 (see Note 9).

●	entered into a letter agreement with the Second Investor, pursuant to which the principal amount of the Second Note together with interest accrued thereon was converted into an aggregate of 81,920,000 shares of the Company’s common stock at a fixed conversion price of $0.0025 per share and the Second Warrant was amended such that the Second Warrant is exercisable for 80,000,000 shares of the Company’s common stock at a fixed exercise price of $0.0025 per share. The Company issued the 81,920,000 shares of its common stock on June 4, 2019 (see Note 9).

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 10: STOCKHOLDERS’ DEFICIT (continued)

●	granted 30,000,000 shares of its common stock to Christopher Cutchens, the Company’s Chief Financial Officer. The common stock will vest 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date. The Company recorded $143,750 of stock-based compensation expense during the year ended October 31, 2019, related to this common stock grant.

●	issued 2,419,355 shares of its common stock to satisfy a former employee’s exercise of 3,000,000 warrants on a cashless basis.

●	issued 12,909,258 shares of its common stock valued at $152,897 as repayment for outstanding principal and interest on a convertible promissory note as requested by the note holder according to contractual terms.

During the year ended October 31, 2018, the Company:

●	issued 1,244,233,615 shares of its common stock valued at $801,936 as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders according to contractual terms.

●	issued 44,470,101 shares of its Series A Convertible Preferred Stock and 10,559,890 shares of its common stock valued at $330,180 as a result of the Monaker litigation settlement.

●	retired 4,163,315 shares of its common stock as a result of the NestBuilder spin-off transaction.

●	committed to issue 152,029,899 shares of its common stock valued at $456,090 as a result of an additional settlement with Monaker.

●	issued warrants to purchase 117,055,586 shares of its common stock valued at $299,635 under the provisions of the employment agreement of the Company’s Chief Executive Officer.

●	issued 1,244,233,615 shares of its common stock to the holders of convertible notes with aggregate outstanding principal and accrued interest balances of $801,935.

Common Stock Warrants

During February 2019, the Company entered into securities purchase agreements with the First and Second Investor, whereby the Company sold the First and Second Notes and First and Second Warrants, respectively. The Company allocated a value of $697,611 to the First and Second Warrants based upon a relative fair value methodology (see Note 9).

Additionally, under the provisions of the employment agreement with its Chief Executive Officer, the Company is committed to issue warrants to purchase shares of its common stock as follows:

●	for each $1 million in revenue generated by the Company, a warrant to purchase 7,500,000 shares of the Company’s common stock will be granted, until such time as the Chief Executive Officer owns 20% of the then-outstanding shares of common stock.

●	at the beginning of each calendar year, a warrant to acquire 3% of the Company’s outstanding common stock will be granted.

All warrants to purchase shares of the Company’s common stock that are granted under the provisions of the Chief Executive Officer’s employment agreement are immediately vested upon being earned.

At October 31, 2019, the Company was committed to issue warrants to purchase 142,500,000 shares of its common stock under the provisions of the employment agreement of its Chief Executive Officer. The fair value of these warrants was $2,515,794 and was recognized as an operating expense within the consolidated statements of operations.

At October 31, 2019, there were warrants to purchase up to 725,705,000 shares of the Company’s common stock outstanding which may dilute future EPS.

At October 31, 2019, there remained warrants to purchase approximately 394,000,000 shares of the Company’s common stock, to be issued if earned, under the provisions of the Chief Executive Officer’s employment agreement, which would increase such ownership percentage of the Company’s common stock to the 20% limit.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 10: STOCKHOLDERS’ DEFICIT (continued)

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses assumptions for warrants earned during the years ended October 31, 2019 and 2018. Since Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate award exercise and employee termination within the valuation model, whereby separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of granted awards is derived from the output of the option valuation model and represents the period of time that granted awards are expected to be outstanding. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during the years ended October 31, 2019 and 2018:

	2019	2018
Expected volatility	0.20% - 486.01%	1.45% - 6.30%
Weighted-average volatility	50.14%	3.52%
Expected dividends	0%	0%
Expected term (in years)	0.5	1.0
Risk-free rate	1.46% - 2.60%	1.09% - 2.67%

The following table sets forth common share purchase warrants outstanding as of October 31, 2019:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2018	123,761,716	$0.007	$-
Warrants granted and issued	1,796,574,073	$0.001	$-
Warrants exercised	(3,000,000)	$(0.006)	$-
Warrants exchanged	(1,191,630,789)	$(0.002)	$-
Outstanding, October 31, 2019	725,705,000	$0.003	$-

Common stock issuable upon exercise of warrants	725,705,000	$0.003	$-

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 10: STOCKHOLDERS’ DEFICIT (continued)

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October 31,	Contractual	Exercise	at October 31,	Exercise
Prices	2019	Life (Years)	Price	2019	Price
$0.0025	580,000,000	2.35	$0.0025	580,000,000	$0.0025
$0.0060	142,500,000	0.79	$0.0060	142,500,000	$0.0060
$0.0250	1,000,000	0.17	$0.0250	1,000,000	$0.0250
$0.0500	1,000,000	1.17	$0.0500	1,000,000	$0.0500
$0.1000	1,205,000	0.35	$0.1000	1,205,000	$0.1000
	725,705,000	1.99	$0.0034	725,705,000	$0.0034

The following table sets forth common share purchase warrants outstanding as of October 31, 2018:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2017	17,786,467	$0.016	$-
Warrants granted and issued	105,975,249	$0.006	$-
Warrants forfeited	-	$-	$-
Outstanding, October 31, 2018	123,761,716	$0.007	$-

Common stock issuable upon exercise of warrants	123,761,716	$0.007	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October 31,	Contractual	Exercise	at October 31,	Exercise
Prices	2018	Life (Years)	Price	2018	Price
$0.006	120,556,716	0.98	$0.006	120,556,716	$0.006
$0.025	1,000,000	1.17	$0.025	1,000,000	$0.025
$0.050	1,000,000	0.47	$0.050	1,000,000	$0.050
$0.100	1,205,000	1.35	$0.100	1,205,000	$0.100
	123,761,716	0.98	$0.007	123,761,716	$0.007

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 10: STOCKHOLDERS’ DEFICIT (continued)

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

On February 8, 2019, the Company filed a Second Amended and Restated Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Second Amended and Restated Series ACOD”), as amended on April 9, 2019 with the Delaware Secretary of State. Pursuant to the Second Amended and Restated Series A COD, the Company designated 120,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible at any time at the option of the holder into such number of shares of the Company’s common stock determined by dividing the Series A Conversion Price divided by the Series A Stated Value. The “Series A Conversion Price” is $1.00 per share, subject to adjustment, and the “Series A Stated Value is $1.00 per share. Each share of Series A Preferred Stock shall be entitled to vote such number of shares into which the Series A Preferred Stock are convertible into. In addition, from the date the Company issued the First Note until such time that no shares of Series A Preferred Stock are outstanding, each holder of Series A Preferred Stock shall have the right to participate in any subsequent financings of the Company in an amount equal to up to 50% of such financing. In the event of (a) the sale, conveyance, exchange, exclusive license, lease or other disposition of all or substantially all of the intellectual property or assets of the Company, (b) any acquisition of the Company by means of consolidation, stock exchange, stock sale, merger of other form of corporate reorganization of the Company with any other entity in which the Company’s stockholders prior to the consolidation or merger own less than a majority of the voting securities of the surviving entity, or (c) the winding up or dissolution of the Company, whether voluntary or involuntary (each such event in clause (a), (b) or (c) a “Liquidation Event”), the board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the distribution of assets among, or payment thereof over to, creditors of the Company (the “Net Assets Available for Distribution”). The holders of the Series A Preferred Stock then outstanding shall be entitled to be paid out of the Net Assets Available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series A Preferred Stock or to the common stock, an amount for each share of Series A Preferred Stock equal to the Series A Stated Value.

There were no accrued or declared preferred stock dividends on the outstanding preferred shares at October 31, 2018.

On March 25, 2019, the Company entered into an inducement agreement (the “Inducement Agreement”) effective as of February 8, 2019, pursuant to which the Company issued Monaker 152,029,899 shares of its common stock as an inducement to remove certain anti-dilution provisions contained in the Series A Preferred Stock Certificate of Designation in connection with the offering to the First Investor of the First Note and the First Warrant. At October 31, 2018, the value of the 152,029,899 shares of common stock was $456,090 and was recorded as shares to be issued within our Consolidated Statement of Changes in Stockholders’ Deficit.

At October 31, 2019 and 2018, there were 44,570,101 shares of Series A Convertible Preferred Stock outstanding.

Series B Convertible Preferred Stock

On July 31, 2014, the Company’s Board of Directors approved the creation of a new Series B Convertible Preferred Stock and on October 14, 2014 the Company filed a Certificate of Designation of Series B Convertible Preferred Stock with the Delaware Secretary of State designating 1,000,000 shares, par value of $0.001 per share, as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). The Series B Convertible Preferred Stock have a stated value of $5.00 per share (the “Series B Stated Value”). The Series B Convertible Preferred Stock accrue dividends at a rate of 10% per annum on the Series B Stated Value of such shares of the Series B Convertible Preferred Stock. Dividends accrue whether or not they have been declared by the board of directors. At the election of the Company, it may satisfy its obligations to pay dividends on the Series B Convertible Preferred Stock by issuing shares of common stock to the holders of Series B Convertible Preferred Stock on a uniform and prorated basis. Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof at any time into a number of shares of common stock determined by dividing the Series B Stated Value by the conversion price then in effect. The conversion price for the Series B Convertible Preferred Stock is equal to $0.05 per share, subject to adjustment. Each holder of Series B Convertible Preferred Stock shall be entitled to the number of votes equal to 200 votes for each shares of Series B Convertible Preferred Stock held by them.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 10: STOCKHOLDERS’ DEFICIT (continued)

Upon the occurrence of a Liquidation Event, the board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the Net Assets Available for Distribution. The holders of the Series B Convertible Preferred Stock then outstanding shall be entitled to be paid out of the Net Assets Available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series B Convertible Preferred Stock or to the common stock, an amount for each share of Series B Convertible Preferred Stock equal to all accrued and unpaid preferred dividends plus the Series B Stated Value.

As of October 31, 2019 and 2018, there were no shares of Series B Convertible Preferred Stock outstanding.

Series C Convertible Preferred Stock

On May 5, 2015, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (the “Series C COD”) with the Delaware Secretary of State. Pursuant to the Series C COD, the Company designated 1,000,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible at any time at the option of the holder into such number of shares of the Company’s common stock determined by dividing the Series C Stated Value by the Series C Conversion Price. The “Series C Stated Value” means $5.00 per share, and the “Series C Conversion Price” means $0.05 per share, subject to adjustment.

Each share of Series C Preferred Stock shall be entitled to vote such number of shares equal to 100 votes for each share of common stock into which the Series C Preferred Stock is then convertible into. Shares of Series C Preferred Stock shall accrue dividends at a rate of 10% per annum on the Series C Stated Value which shall be payable when and if declared by the board of directors. Upon the occurrence of a Liquidation Event, the board shall determine in good faith the amount legally available for distribution to stockholders after taking into account the Net Assets Available for Distribution. The holders of the Series C Convertible Preferred Stock then outstanding shall be entitled to be paid out of the Net Assets Available for Distribution (or the consideration received in such transaction) before any payment or distribution shall be made to the holders of any class of preferred stock ranking junior to the Series C Convertible Preferred Stock or to the common stock, an amount for each share of Series C Convertible Preferred Stock equal to all accrued and unpaid preferred dividends plus the Series C Stated Value.

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

At October 31, 2019 and 2018, there were 430,801 and 160,000 shares of Series C Convertible Preferred Stock outstanding, respectively.

NOTE 11: RELATED PARTY TRANSACTIONS

During the fiscal year ending October 31, 2019, there were no related party transactions to report.

At October 31, 2018, Anshu Bhatnagar, our Chief Executive Officer was due warrants to acquire 117,055,586 shares of common stock under the provisions of his employment agreement. Since there were no authorized shares of common stock available for issuance, on December 28, 2018, the Board of Directors awarded our Chief Executive Officer 294,545 shares of Series C Preferred Stock, in lieu of the warrants to acquire 117,055,586 shares of Common Stock due him, and inclusive of 501,130 shares of Common Stock related to an incentive bonus as approved by the Board of Directors. At October 31, 2018, the value of the 117,055,586 warrants to acquire shares of Common Stock was $299,635 and was recorded within our Consolidated Statement of Changes in Stockholders’ Deficit.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 12: INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted. Due to recurring losses, the Company’s tax provision for the years ended October 31, 2019 and 2018 was $0 and $0, respectively.

The provision for income taxes consisted of the following:

Year Ended October 31,	2019	2018
Deferred tax benefit (provision):
Federal	729,016	659,190
State, net of federal benefit	226,255	127,093
Effect of Canada tax and exchange rates	-	257,084
Nondeductible expenses	-	(90,961)
Change in valuation allowance	(955,271)	(952,406)
Income tax provision	$-	$-

The following table presents the difference between the effective tax rate and the U.S. federal statutory income tax rate:

Year Ended October 31,	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	7.0%	7.0%
Other	0.0%	0.0%
Effect of valuation allowance	(28.0)%	(28.0)%
Effective income tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effect of temporary difference between the carrying amounts of assets and liabilities. The significant components of the deferred income tax asset (liability) are as follows:

	October 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards (US)	1,312,249	2,594,497
Net operating loss carryforwards (Canada)	-	1,021,065
Deferred stock warrants	1,388,579	-
Other	17,075	-
Depreciation	(6,400)	-
Net deferred tax assets	2,711,503	3,615,562
Valuation allowance	(2,711,503)	(3,615,562)
Income tax provision	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance decreased by $904,059 and $361,043 during the fiscal years ended October 31, 2019 and 2018, respectively.

As of October 31, 2019 the Company has a total net operating loss carryforward of approximately $4,600,000. Net operating loss carryforwards generated before January 1, 2018 will expire through 2037. Under the Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 39.5% to 27.5%. The change in blended tax rate reduced the 2018 net operating loss carry forward deferred tax assets by approximately $1,400,000.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

Note 13: Segment reporting

Through July 31, 2018, the Company had two reportable segments: real estate and food products. On July 31, 2018, the real estate segment was spun-off into a separate public company, leaving the Company with only the food products segment (see Note 16).

NOTE 14: COMMITMENTS AND CONTINGENCIES

License Contingent Consideration

As described in Note 5, during April 2019 the Company acquired the License to sell MLB-branded frozen dessert products and confections as part of its acquisition of BLF. The consideration payable to the seller of BLF includes $5,050,000 of contingent consideration, of which $50,000 is due upon the initial sale of an MLB-branded product and of which $5,000,000 is to be paid over time, through December 31, 2022, based on future sales of MLB-branded products (the “Earnout”). The Earnout is payable on a quarterly basis at $1.00 per case sold for sales that have a minimum gross margin of 20% per case. The Earnout payable each quarter is limited in aggregate to the operating income of BLF; however, any amounts constrained due to this limit may be rolled forward to future periods and paid when there is sufficient excess operating income. The Company accrues for this contingent consideration when payment becomes both probable and estimable.

During August 2019, $50,000 of the License contingent consideration was paid to the seller of BLF as the initial sale of an MLB-branded product was achieved during July 2019. At October 31, 2019, the Company believes it is a reasonable possibility that the remaining maximum amount of $5,000,000 will be paid over the term of the arrangement.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 14: COMMITMENTS AND CONTINGENCIES (continued)

Guaranteed Minimum Royalties

The Company is obligated to pay royalties to certain vendors for the sale of products that contain their intellectual property. These royalty fees are based on a percentage of sales of the underlying products and are included in cost of revenue. The royalties also include certain guaranteed minimum payments. As of October 31, 2019, the Company’s total expected future obligation related to these guaranteed minimum payments was $1,346,818, of which the Company expects to pay $478,485, $738,333 and $130,000 during the fiscal years ending October 31, 2020, 2021, and 2022, respectively. Amounts accrued at October 31, 2019 relating to these guaranteed minimum payments totaled $233,841 and are included in accounts payable and accrued expenses.

Operating Lease Obligation

The Company’s future fiscal year minimum lease payments for its corporate office operating lease are as follows:

2020	$90,610
2021	$93,329
2022	$15,746
Total	$199,685

Rent expense for the Company’s corporate office for the fiscal years ending October 31, 2019 and 2018 was $87,910 and $78,681, respectively.

NOTE 15: LITIGATION

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

On December 22, 2017, the foregoing litigation was settled with the issuance of 44,470,101 shares of the Company’s Series A Convertible Preferred Stock and 10,559,890 shares of the Company’s common stock to Monaker and a $100,000 payment to NestBuilder by Monaker. The settlement included an anti-dilution provision requiring the Company to issue additional shares of its preferred or common stock to Monaker to maintain Monaker’s ownership percentage as of the date of the settlement. On March 25, 2019, the Company entered into an inducement agreement (the “Inducement Agreement”) effective as of February 8, 2019, pursuant to which the Company agreed to issue Monaker 152,029,899 shares of its common stock as an inducement to remove certain anti-dilution provisions contained in the Series A Preferred Stock Certificate of Designation in connection with the Company’s offering of a convertible promissory note in the original principal amount of $1,250,000 and a three-year warrant to purchase up to 925,925,925 shares of the Company’s common stock. At October 31, 2018, the value of the 152,029,899 shares of common stock was $456,090 and was recorded as shares to be issued within our Consolidated Statement of Changes in Stockholders’ Deficit. On April 22, 2019, the 152,029,899 shares of common stock were issued to Monaker to satisfy the Inducement Agreement.

On January 29, 2018, additional litigation between the Company and NestBuilder was settled with the Company agreeing to pay NestBuilder $30,000 and NestBuilder agreeing to return to the Company 4,163,315 shares of the Company’s common stock.

On December 1, 2018, Mid-Atlantic CFO Advisory Services (“Mid-Atlantic”) commenced a lawsuit against Verus Foods, Inc. and Anshu Bhatnagar in the Fairfax Circuit Court, Case No. 2018-16824. This case stems from the Company’s use of Mid-Atlantic’s services for certain business transactions and the Company’s failure to pay for such services. On December 28, 2018, a Confirmation of Arbitration Award and Final Judgment Order was approved, awarding Mid-Atlantic an amount which included claimed services, attorney’s fees, arbitration costs and fees, and interest of 4% percent per annum from November 22, 2018. On October 30, 2019, the Company paid $205,300 and received a Final Judgment Order releasing Verus Foods, Inc. and Anshu Bhatnagar from all claims.

On April 4, 2019, Auctus Fund, LLC (“Auctus”) commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. On August 27, 2019 the Company filed a motion to dismiss this lawsuit. On September 30, 2019, Auctus responded by filing a First Amended Complaint. The Company then filed a second motion to dismiss on October 24, 2019. On February 25, 2020, the court issued a decision dismissing the securities laws and unjust enrichment and breach of fiduciary duty claims and retaining  the breach of contract, breach of covenant of good faith, fraud and deceit, and negligent misrepresentation-and the Massachusetts Consumer Protection Act claims. The Company filed its Answer to the complaint on March 10, 2020. The case remains pending in the District of Massachusetts. This case stems from a securities purchase agreement and convertible note issued in May 2017, a securities purchase agreement and convertible note issued in July 2018, the spin-off of the Company’s real estate division into NestBuilder including the issuance of shares of NestBuilder in the spin-off to the Company’s stockholders and an inducement agreement, release and payoff agreement executed by the parties in February 2019 whereby the Company settled the balance of outstanding amounts owed to Auctus in consideration for cash and shares of NestBuilder. Auctus has requested that the court grant it injunctive and equitable relief and specific performance with respect to the Company’s obligations; determine that the Company is liable for all damages, losses and costs and award Auctus actual losses sustained; award Auctus costs including, but not limited to, costs required to prosecute the action including attorneys’ fees; and punitive damages. The Company intends to continue to defend this matter and although the ultimate outcome cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability, if any, will have a material adverse effect on its financial condition or results of operations.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 16: DISCONTINUED OPERATIONS

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

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	Year Ended October 31,
	2019	2018
	Continuing	Discontinued	Continuing	Total
Revenue	$13,611,101	$216,316	$5,802,037	$6,018,353
Cost of revenue	11,546,413	56,800	5,053,453	5,110,253
Gross Profit	2,064,688	159,516	748,584	908,099
Operating Expenses:
Salaries and benefits	3,892,926	82,326	488,577	570,902
Selling and promotions expense	125,644	824	-	824
Legal and professional fees	618,310	82,999	285,138	368,137
General and administrative	1,544,689	71,714	885,367	957,081
Total Operating Expenses	6,181,569	237,863	1,659,081	1,896,944
Operating loss	(4,116,881)	(78,347)	(910,498)	(988,845)
Other Income (Expense):
Interest expense	(364,005)	(1,322)	(320,527)	(321,849)
Loss on legal settlements	(205,300)	-	-	-
Initial derivative liability expense	(225,115)	-	-	-
Amortization of debt discount	(839,876)	-	-	-
Amortization of issuance costs	(21,355)	-	-	-
Gain on extinguishment of debt	2,700,737	-	-	-
Gain on convertible notes payable settlement	681,945	-	-	-
Loss on legal settlement of accounts payable and convertible debt	-	338,855	(914,353)	(575,497)
Default principal increase on convertible notes payable	-	-	(938,100)	(938,100)
Total Other Income (Expense)	1,727,031	337,533	(2,172,980)	(1,835,447)
(Loss) income before income taxes	(2,389,850)	259,186	(3,083,478)	(2,824,292)
Income taxes	-	-	-	-
Net (loss) income	$(2,389,850)	$259,186	$(3,083,478)	$(2,824,292)

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2019 and 2018

NOTE 17: BUSINESS DIVESTITURE

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

NOTE 18: SUBSEQUENT EVENTS

On November 8, 2019, the Monaco Note matured and the principal amount of $530,000 and accrued interest of $113,597 became due. As the Company was not able to pay the balance due of $643,597, the interest rate immediately increased to 18% per annum. The note holder has agreed to only impose the default interest rate and not proceed with any other default remedies currently available. The Company expects to repay the Monaco Note in full as quickly as possible based upon its available capital.

On January 2, 2020, the Company entered into Amendment #1 (the “Amendment”) of a convertible note originally issued on July 1, 2019 in the principal amount of $605,000, to modify the conversion price. Subsequent to the Amendment, an aggregate of $153,266 of principal and accrued interest have been converted into 15,098,054 shares of the Company’s common stock.

On January 9, 2020, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued a convertible note in the principal amount of $605,000 (including a $90,000 original issuance discount). The note matures on January 9, 2021, accrues interest at a rate of 4% per annum (increasing to 24% per annum upon the occurrence of an event of default) and is convertible into shares of the Company’s common stock at a conversion price of $0.015 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date, subject to certain prepayment penalties.

On February 10, 2020, the Company issued a convertible note in the principal amount of $420,000 (including a $70,000 original issuance discount) to an accredited investor. The note matures on November 10, 2020, accrues interest at a rate of 4% per annum and is convertible into shares of the Company’s common stock at a conversion price of $0.0125 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date, subject to certain prepayment penalties.

On February 14, 2020, as a result of the Company’s failure to timely file its Form 10-K, the Company was in default with respect to certain of its convertible notes. The Company obtained waiver agreements, within the stated cure periods, whereby the events of default and the rights to the event of default remedies were waived until the earlier of (i) April 30, 2020 or (ii) the date upon which the Company is no longer in default.

On February 25, 2020, the court issued a decision in the lawsuit commenced by Auctus against the Company dismissing the securities laws and unjust enrichment and breach of fiduciary duty claims and retaining the breach of contract, breach of covenant of good faith, fraud and deceit, and negligent misrepresentation-and the Massachusetts Consumer Protection Act claims. The Company filed its Answer to the complaint on March 10, 2020. The case remains pending in the District of Massachusetts (see Note 15).

Effective March 31, 2020, the Company and Sellers of Nutribrands entered into the Termination Agreement with Nutribrands LTDA pursuant to which, among other things, all agreements between the parties (including the October 30, 2019 Amended and Restated Operating Agreement of Nutribrands International, LLC, the Contribution and Sale Agreement and all related ancillary agreements (collectively, “Released Transactions”)) were terminated and the parties released each other from all obligations arising from the Released Transactions (See Note 4).

On March 31, 2020, the Company issued a promissory note in the principal amount of $312,500 (including a $62,500 original issuance discount) to an accredited investor. The note matures on July 1, 2020, accrues interest at a rate of 4% per annum, and is secured by an interest in all of the equity of BLF. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

