Form 10-Q
period 2020-01-31
VERUS INTERNATIONAL, INC.
filed 2020-04-29
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

[  ] Yes [X] No

As of April 20, 2020 there were 2,330,764,404 shares of the issuer’s common stock, $0.000001 par value per share, issued.

VERUS INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, filed with the SEC on April 13, 2020 and elsewhere in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Consolidated Balance Sheets

	January 31, 2020	October 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$245,836	$371,898
Accounts receivable, net	4,434,176	3,319,687
Inventory	419,360	598,515
Prepaid expenses	251,082	65,749
Other assets	8,629	8,629
Total Current Assets	5,359,083	4,364,478
Property and equipment, net	24,378	23,257
Operating lease right-of-use asset	155,125	-
Intangible asset - license, net	771,203	837,707
Total Assets	$6,309,789	$5,225,442

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,296,856	$3,613,641
Operating lease liability	84,755	-
Interest payable	160,574	127,465
Due to former officer	1,801	1,801
Notes payable	1,030,000	1,030,000
Convertible notes payable, net	1,395,439	1,378,855
Total Current Liabilities	5,969,425	6,151,762

Long-Term Liabilities
Operating lease liability, net of current portion	84,020	-
Total Liabilities	6,053,445	-

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit)
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized and 41,444,601 and 45,570,101 shares issued and outstanding at January 31, 2020 and October 31, 2019, respectively	42	45

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at January 31, 2020 and October 31, 2019	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 430,801 shares issued and outstanding at January 31, 2020 and October 31, 2019	-	-

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 2,320,876,565 and 2,305,778,511 shares issued at January 31, 2020 and October 31, 2019, respectively	2,321	2,306

Additional paid-in-capital	30,696,181	27,565,919
Shares to be issued	555,678	-
Accumulated deficit	(30,997,878)	(28,494,590)
Total Stockholders’ Equity (Deficit)	256,344	(926,320)
Total Liabilities and Stockholders’ Equity (Deficit)	$6,309,789	$5,225,442

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	January 31,
	2020	2019
Revenue	$6,173,662	$2,443,820
Cost of revenue	5,040,105	2,077,467
Gross Profit	1,133,557	366,353
Operating Expenses:
Salaries and benefits	1,880,276	98,223
Selling and promotions expense	18,622	-
Legal and professional fees	203,504	111,652
General and administrative	613,506	193,845
Total Operating Expenses	2,715,908	403,720
Operating loss	(1,582,351)	(37,367)
Other (Expense) Income:
Interest expense	(51,580)	(99,095)
Loss on convertible note payable settlement	(368,456)	-
Loss on convertible note payable extinguishment	(355,317)	-
Loss on legal settlements	-	(199,489)
Amortization of debt discount	(119,216)	(2,538)
Amortization of issuance costs	(26,368)	-
Total Other (Expense) Income	(920,937)	(301,122)
Loss before income taxes	(2,503,288)	(338,489)
Income taxes	-	-
Net loss	$(2,503,288)	$(338,489)

Loss per common share:
Loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	2,307,352,261	1,500,000,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended January 31, 2020 and 2019

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2019	44,570,101	$45	-	$-	430,801	$-	2,305,778,511	$2,306	$27,565,919	$-	$(28,494,590)	$(926,320)
Conversion of Preferred Stock A to Common Stock	(3,125,500)	(3)								3		-
Shares to be issued under stock-based compensation									2,253,238	90,000		2,343,238
Conversion of convertible promissory notes to Common Stock							15,098,054	15	877,024			877,039
Shares to be issued for conversion of convertible promissory note to Common Stock										465,675		465,675
Net loss											(2,503,288)	(2,503,288)
Balance, January 31, 2020	41,444,601	$42	-	$-	430,801	$-	2,320,876,565	$2,321	$30,696,181	$555,678	$(30,997,878)	$256,344

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	1,500,000,000	$1,500,000	$22,545,691	$456,090	$(26,104,740)	$(1,558,229)
Shares issued under Exchange Agreement					295,801	296			1,208			1,504
Net loss											(338,489)	(338,489)
Balance, January 31, 2019	44,570,101	$44,570	-	$-	455,801	$456	1,500,000,000	$1,500,000	$22,546,899	$456,090	$(26,443,229)	$(1,895,214)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,503,288)	$(338,489)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	68,330	225
Amortization of issuance costs	26,368	-
Amortization of debt discount	119,216	2,538
Loss on convertible note payable extinguishment	355,317	-
Loss on convertible note payable settlement	368,456	-
Stock-based compensation	1,653,245	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,114,489)	(197,459)
Increase in prepaid expenses	(185,333)	-
Decrease (increase) in inventory	179,155	(23,946)
Increase in accounts payable and accrued expenses	420,311	576,329
Increase in right to use and lease obligation, net	13,650	-
Net cash (used in) provided by operating activities	(599,062)	19,198

Cash flows from investing activities:
Capital expenditures	(3,000)	-
Net cash used in investing activities	(3,000)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of commission	476,000	-
Net cash provided by financing activities	476,000	-

Net (decrease) increase in cash	(126,062)	19,198
Cash at beginning of period	371,898	28,554

Cash at end of period	$245,836	$47,752

Supplemental disclosure:
Cash paid for interest	$4,530	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended
	January 31,
	2020	2019
Supplemental disclosure of non-cash operating activities:

Settlement of accrued compensation through issuance of Series C Preferred Stock:
Value	$-	$1,504
Shares	-	295,081

Supplemental disclosure of non-cash investing and financing activities:

Common Stock issued in exchange for conversion of Series A Preferred Stock:
Value	$3	$-
Shares	3,215,500	-

Common Stock issued in exchange for conversion of convertible promissory note and accrued interest:
Value	$153,265	$-
Shares	15,098,054	-

Common Stock to be issued in exchange for conversion of convertible promissory note and accrued interest:
Value	$465,675	$-
Shares	66,525,117	-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

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

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

Basis of Presentation

The consolidated unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The consolidated unaudited financial statements for the three months ended January 31, 2020 and 2019 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, and Verus Foods, Inc. effective January 2017. All significant intercompany balances and transactions have been eliminated in the consolidation.

These consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2020. The results of operations for the three months ended January 31, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2020.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuations of inventory, finite-lived intangible assets, derivative liabilities, stock-based compensation and the valuation reserve for income taxes.

Concentrations of Credit Risk

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At January 31, 2020 and October 31, 2019, Company’s cash balances did not exceed the FDIC limit.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at January 31, 2020 or October 31, 2019.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At January 31, 2020 and October 31, 2019, the Company determined there was no requirement for an allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of net realizable value, determined on the first-in, first-out basis, or cost. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation. Inventories consist of raw materials (film and packaging) and finished products.

Intangible Assets

The Company amortizes its two intangible assets, a license with Major League Baseball Properties, Inc., and certain acquired customer contracts, on a straight-line basis over the estimated useful lives of the assets.

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

Fair Value of Financial Instruments

The Company measures its financial instruments in accordance with ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), formerly SFAS No. 157 “Fair Value Measurements”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

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

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the three months ended January 31, 2020 and 2019 was $250,853 and $73,915, respectively.

Share-Based Compensation

The Company computes share based payments in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants. The Company estimates the fair value of stock options and warrants by using the Black-Scholes option pricing model.

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

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the tax years ended October 31, 2019 and 2018.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended January 31, 2020 and 2019, as we incurred a net loss for those periods. At January 31, 2020, there were outstanding warrants to purchase approximately 839 million shares of the Company’s common stock, approximately 85 million shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, approximately 74 million shares of the Company’s common stock to be issued, and approximately 51 million shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At January 31, 2019, there were outstanding warrants to purchase approximately 21 million shares of the Company’s common stock, approximately 90 million shares of the Company’s common stock issuable upon the conversion of series A and series C convertible preferred stock which may dilute future EPS.

Concentrations, Risks and Uncertainties

A significant portion of the Company’s ongoing operations are related to the international food industries, and its prospects for success are tied indirectly to interest rates and the worldwide demand for the Company’s food and beverage products.

Recently Adopted Accounting Standards

Effective November 1, 2019, the Company adopted FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted ASC 842 using a modified retrospective approach as of the effective date of the new standard. Consequently, financial information has not been updated and the disclosures required under the ASC 842 have not been provided for dates and periods before November 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Upon adopting ASC 842 on November 1, 2019, the Company recognized a ROU asset of $174,241 and a corresponding lease liability of $188,792 pertaining to the Company’s corporate office lease. The lease liability was measured based on the present value of the future minimum lease payments utilizing the Company’s incremental borrowing rate. The ROU asset was measured based on the initial measurement of the lease liability, less a preexisting deferred rent balance from the prior fiscal year. As the Company’s Dubai, UAE office lease has a lease term of only 12 months, no ROU asset or lease liability was recognized for this lease (see Note 4).

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

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

The Company has incurred negative cash flows from operations of $599,062 for the three months ended January 31, 2020. At January 31, 2020, the Company had a working capital deficit of $610,342, and an accumulated deficit of $30,997,878. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: LEASES

The Company has an operating lease for its corporate office in Gaithersburg, Maryland and a short-term lease for office space in Dubai, UAE.

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately. Leases are classified as either finance leases or operating leases based on criteria in ASC 842.

At lease commencement, the Company records a lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. A corresponding ROU asset is recorded, measured based on the initial measurement of the lease liability. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset, which is calculated on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense on the lease liability, which is calculated using the effective interest rate method. The Company had no finance leases at January 31, 2020.

For the three months ended January 31, 2020, the Company had operating lease costs of $21,362, which are included in general and administrative expenses in the unaudited consolidated statements of operations. For the same period, the Company made operating lease cash payments of $22,263, which are included in cash flows from operating activities in the unaudited consolidated statements of cash flows.

At January 31, 2020, the remaining lease term is 23 months and the discount rate is 5%. Future annual minimum cash payments required under this operating type lease as of January 31, 2020 are as follows:

Future Minimum Lease Payments:
Remainder of fiscal year 2020	$68,347
2021	93,329
2022	15,746
Total Minimum Lease Payments	$177,422
Less: amount representing interest	(8,647)
Present Value of Lease Liabilities	$168,775
Less: current portion	(84,755)
Long-Term Portion	$84,020

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

NOTE 5: INTANGIBLE ASSETS, NET

Intangible assets, net, consist of two intangible assets, a license (the “License”) with MLB and certain acquired customer contracts.

MLB License

The MLB License allows us to sell MLB-branded frozen dessert products and confections. The License was acquired during April 2019 under a stock purchase agreement pursuant to which the Company purchased all of the outstanding capital stock of BLF. The transaction was accounted for as an asset acquisition, with substantially all of the purchase consideration allocated to the License.

The purchase consideration to acquire the License totaled $5,357,377, which consisted of $50,000 cash paid subsequent to closing, $257,377 of accrued MLB License royalty fees that were assumed by the Company upon acquisition of the License (net of cash acquired of $350), and $5,050,000 cash that is contingently payable over time, through December 31, 2022, based on the future sales of MLB-branded products (see Note 9). The contingent consideration is recognized as an increase to the carrying amount of the License intangible asset when the payment becomes probable and estimable, net of any catch-up for amortization expense.

Acquired Customer Contracts

The acquired customer contracts were purchased for $544,630 (2,000,000 United Arab Emirates Dirham) from a third-party frozen foods vendor during September 2019, giving the Company the right to earn revenue under the terms of the acquired customer contracts.

The net carrying amount of the intangible assets are as follows:

	Estimated
	Useful Lives	January 31, 2020	October 31, 2019
Intangible assets:
MLB license	32 months	$357,027	$357,027
Customer contracts	7 years	544,630	544,630
Accumulated amortization		(130,454)	(63,950)
Intangible assets, net		$771,203	$837,707

Amortization expense for the three months ended January 31, 2020 was $66,504. There was no amortization expense during the three months ended January 31, 2019.

Annual amortization expense related to the existing net carrying amount of the intangible assets for the next five years is expected to be as follows:

Remainder of fiscal year 2020	$159,698
Fiscal year 2021	$212,931
Fiscal year 2022	$100,325
Fiscal year 2023	$77,804
Fiscal year 2024	$77,804

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

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

Information about the Company’s revenue by country is as follows:

	For the Three Months Ended
	January 31,
	2020	2019
United Arab Emirates	$4,906,843	$1,735,664
Oman	599,580	199,518
Bahrain	350,134	311,989
Kingdom of Saudi Arabia	317,105	196,649
United States	-	-
Revenue	$6,173,662	$2,443,820

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

On January 2, 2020, the Company entered into Amendment #1 to the convertible note dated July 1, 2019 in the principal amount of $605,000 (including a $90,000 original issuance discount), amending the conversion price. As a result of this amendment, the outstanding balance was determined extinguished and a loss on convertible note payable extinguishment of $355,317 was recognized, and a new liability was established. On various dates through January 31, 2020, the outstanding principal and accrued interest was converted into an aggregate of 81,623,171 shares of the Company’s common stock at an average conversion price of $0.009527, resulting in the recognition of a loss on convertible note payable settlement of $368,456. At January 31, 2020, 66,525,117 shares, valued at $465,675, are to be issued.

On January 9, 2020, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible note in the principal amount of $605,000 (including a $90,000 original issuance discount). The note matures on January 9, 2021, bears interest at a rate of 4% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $0.015 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day with certain prepayment penalties as defined in the note.

At January 31, 2020 and October 31, 2019, there was $1,395,439 and $1,378,855 of convertible notes payable outstanding, net of discounts of $214,562 and $231,146, respectively.

During the three months ended January 31, 2020 and 2019, amortization of debt discount and issuance costs amounted to $145,584 and $2,538, respectively.

During the three months ended January 31, 2020, $618,941 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were no payments toward the outstanding balances of convertible notes. During the three months ended January 31, 2019, there were no conversions of convertible notes into shares of the Company’s common stock and no payments toward the outstanding balances of convertible notes.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

NOTE 7: DEBT (continued)

Note Payable

On January 26, 2019, the Company entered into Amendment No. 1 to the promissory note (the “Monaco Note”) issued in favor of the Donald P. Monaco Insurance Trust on January 26, 2018 in the principal amount of $530,000, with an annual interest rate of 12%, whereby (i) the maturity date of the Monaco Note was extended to January 26, 2020 and (ii) the Company agreed to use its best efforts to prepay the unpaid principal amount of the Monaco Note together with all accrued but unpaid interest thereon on or prior to March 31, 2019.

Subsequently, the Company entered into Amendment No. 2 dated February 8, 2019 to the Monaco Note whereby the maturity date of the Monaco Note was extended to November 8, 2019.

Upon maturity on November 8, 2019, the Company was not able to pay the balance due and the interest rate immediately increased to 18% per annum. The note holder agreed to only impose the default interest rate and not proceed with any other default remedies currently available. At January 31, 2020, the Company expects to repay the Monaco Note in full as quickly as possible based upon its available capital.

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points (4.66% at January 31, 2020). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At January 31, 2020, $500,000 was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. The Company was in compliance with all covenants at January 31, 2020.

NOTE 8: STOCKHOLDERS’ EQUITY (DEFICIT)

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 2,320,876,565 are outstanding at January 31, 2020 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 41,444,601 are outstanding at January 31, 2020, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at January 31, 2020 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 430,801 shares are outstanding at January 31, 2020.

On January 11, 2019, stockholders holding a majority of the voting power of the Company’s issued and outstanding shares of voting stock, executed a written consent approving 1) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to (i) increase the number of authorized shares of common stock of the Company to 7,500,000,000 shares from 1,500,000,000 shares and (ii) decrease the par value of the common stock and preferred stock to $0.000001 from $0.001 per share; and 2) granting discretionary authority to the Company’s Board of Directors to amend the Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-400 (the “Reverse Stock Split”), provided that, (X) that the Company may not effect Reverse Stock Splits that, in the aggregate, exceed 1-for-400, and (Y) any Reverse Stock Split may not be completed later than January 11, 2020. Since the Company had not effectuated any Reverse Stock Split by January 11, 2020, the related approval expired.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

NOTE 8: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Series A Convertible Preferred Stock

On January 8, 2020, a shareholder converted 3,125,500 shares of Series A Preferred Stock into the same number of shares of the Company’s common stock.

Common Stock

During the three months ended January 31, 2020, the Company:

●	issued 15,098,054 shares of its common stock valued at $877,039 and reflected 66,525,117 shares of its common stock valued at $465,675 as shares to be issued, as repayment for outstanding principal and interest on a convertible promissory note as requested by the note holder in accordance with contractual terms.

●	reflected 3,125,500 shares of its common stock as shares to be issued for the conversion of 3,125,500 shares of its Series A Convertible Preferred stock.

●	reflected 7,500,000 shares of its common stock as shares to be issued for the vesting of the first 25% of a 30,000,000 common stock grant to Christopher Cutchens, the Company’s Chief Financial Officer. The Company recorded $56,250 of stock-based compensation expense during the three months ended January 31, 2020, related to this common stock grant.

Common Stock Warrants

Under the provisions of the employment agreement with its Chief Executive Officer, the Company is committed to issue warrants to purchase shares of its common stock as follows:

●	For each $1 million in revenue generated by the Company, a warrant to purchase 7,500,000 shares of the Company’s common stock at an exercise price of $0.006 per warrant will be granted, until such time as the Chief Executive Officer owns 20% of the then-outstanding shares of common stock.

●	At the beginning of each calendar year, a warrant to acquire 3% of the Company’s outstanding common stock will be granted.

At January 31, 2020, there remained approximately 284 million shares of the Company’s common stock, to be issued if earned, under the provisions of the Chief Executive Officer’s employment agreement, which would increase such ownership percentage of the Company’s common stock to the 20% limit.

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the three months ended January 31, 2020:

Expected volatility	194.54% - 399.10%
Weighted-average volatility	137.58%
Expected dividends	0%
Expected term (in years)	1.0
Risk-free rate	1.46% - 1.57%

During the three months ended January 31, 2020, the grant date fair value of the warrants earned was $2,253,238.

The following table sets forth common share purchase warrants outstanding at January 31, 2020:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2019	725,705,000	$0.003	$-
Warrants granted and issued	114,173,355	$0.006	$-
Warrants exercised	-	$-	$-
Warrants forfeited	(1,000,000)	$(0.025)	$-
Outstanding, January 31, 2020	838,878,355	$0.004	$-

Common stock issuable upon exercise of warrants	838,878,355	$0.004	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at January 31,	Contractual	Exercise	at January 31,	Exercise
Prices	2020	Life (Years)	Price	2020	Price
$0.0025	580,000,000	2.10	$0.0025	580,000,000	$0.0025
$0.0060	256,673,355	0.78	$0.0060	256,673,355	$0.0060
$0.0500	1,000,000	0.92	$0.0500	1,000,000	$0.0500
$0.1000	1,205,000	0.10	$0.1000	1,205,000	$0.1000
	838,878,355	1.69	$0.0038	838,878,355	$0.0038

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

During August 2019, $50,000 of the License contingent consideration was paid to the seller of BLF as the initial sale of an MLB-branded product was achieved during July 2019. At January 31, 2020, the Company believes it is a reasonable possibility that the remaining maximum amount of $5,000,000 will be paid over the term of the arrangement.

Guaranteed Minimum Royalties

The Company is obligated to pay royalties to certain vendors for the sale of products that contain their intellectual property. These royalty fees are based on a percentage of sales of the underlying products and are included in cost of revenue. The royalties also include certain guaranteed minimum payments. As of January 31, 2020, the Company’s total expected future obligation related to these guaranteed minimum payments was $1,265,833, of which the Company expects to pay $397,500 during the remaining fiscal year October 31, 2020, and $738,333 and $130,000 during the fiscal years ending October 31, 2021, and 2022, respectively. Amounts accrued at January 31, 2020 relating to these guaranteed minimum payments totaled $314,826 and are included in accounts payable and accrued expenses.

NOTE 10: LITIGATION

On April 4, 2019, Auctus Fund, LLC (“Auctus”) commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. On August 27, 2019, the Company filed a motion to dismiss this lawsuit. On September 30, 2019, Auctus responded by filing a First Amended Complaint. The Company then filed a second motion to dismiss on October 24, 2019. On February 25, 2020, the court issued a decision dismissing the securities laws and unjust enrichment and breach of fiduciary duty claims and retaining the breach of contract, breach of covenant of good faith, fraud and deceit, and negligent misrepresentation-and the Massachusetts Consumer Protection Act claims. The Company filed its Answer to the complaint on March 10, 2020. The case remains pending in the District of Massachusetts. This case stems from a securities purchase agreement and convertible note issued in May 2017, a securities purchase agreement and convertible note issued in July 2018, the spin-off of the Company’s real estate division into NestBuilder including the issuance of shares of NestBuilder in the spin-off to the Company’s stockholders and an inducement agreement, release and payoff agreement executed by the parties in February 2019 whereby the Company settled the balance of outstanding amounts owed to Auctus in consideration for cash and shares of NestBuilder. Auctus has requested that the court grant it injunctive and equitable relief and specific performance with respect to the Company’s obligations; determine that the Company is liable for all damages, losses and costs and award Auctus actual losses sustained; award Auctus costs including, but not limited to, costs required to prosecute the action including attorneys’ fees; and punitive damages. The Company intends to continue to defend this matter and although the ultimate outcome cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability, if any, will have a material adverse effect on its financial condition or results of operations.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

NOTE 11: SUBSEQUENT EVENTS

Subsequent to January 31, 2020, an aggregate of $30,674 of principal and accrued interest have been converted into 6,762,339 shares of the Company’s common stock.

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

On February 14, 2020, as a result of the Company’s failure to timely file its Form 10-K, the Company was in default with respect to certain of its convertible notes. The Company obtained waiver agreements, within the stated cure periods, whereby the events of default and the rights to the event of default remedies were waived until the earlier of (i) April 30, 2020 or (ii) the date upon which the Company is no longer in default. The Company filed its Form 10-K on April 13, 2020 and is no longer in default.

On February 25, 2020, the court issued a decision in the lawsuit commenced by Auctus against the Company dismissing the securities laws and unjust enrichment and breach of fiduciary duty claims and retaining the breach of contract, breach of covenant of good faith, fraud and deceit, and negligent misrepresentation-and the Massachusetts Consumer Protection Act claims. The Company filed its Answer to the complaint on March 10, 2020. The case remains pending in the District of Massachusetts (see Note 10).

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

On April 17, 2020, the Company issued 3,125,500 shares of its common stock related to the conversion of 3,125,500 shares of its Series A Convertible Preferred stock. The shares were reported as shares to be issued at January 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended October 31, 2019 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2020.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 2 above and the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2020 are those that depend most heavily on these judgments and estimates. As of January 31, 2020, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended January 31, 2020 compared to three months ended January 31, 2019

Revenue

Our revenue increased to $6,173,662 for the three months ended January 31, 2020, compared to $2,443,820 for the three months ended January 31, 2019, an increase of $3,729,842 or 153%. The increase is the result of reducing the order backlog with customers due to increased working capital funding that allows us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $5,040,105 for the three months ended January 31, 2020, compared to $2,077,467 for three months ended January 31, 2019, representing an increase of $2,962,638 or 143%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses increased to $2,715,908 for the three months ended January 31, 2020, compared to $403,720 for the three months ended January 31, 2019, an increase of $2,312,188, or 573%. The increase is primarily due to an increase of $1,653,245 in stock-based compensation expense related to performance warrants earned by our Chief Executive Officer and a restricted common stock grant to our Chief Financial Officer, coupled with higher expenses across all other categories to support the increase in revenue and higher expenses related to enhancements to our MLB branded products.

Other (Expense) Income

Our other expense increased by $619,815 for the three months ended January 31, 2020 to $920,937. The increase is primarily the result of increases in interest expense, losses on convertible note payable extinguishment and settlement, and increases in debt discount and issuance costs amortization, partially offset by a decrease in legal settlement losses.

Net Loss

We generated a net loss of $2,503,288 for the three months ended January 31, 2020, compared to a net loss of $338,489 for the three months ended January 31, 2019, an increase of $2,164,799. The increase in net loss is primarily driven by the increase in operating expenses and other expense, partially offset by the increase in gross profit, as disclosed above.

Liquidity and Capital Resources

At January 31, 2020, we had $245,836 of cash and a working capital deficit of $610,342 as compared to cash of $371,898 and a working capital deficit of $1,787,284 at October 31, 2019.

Net cash used in operating activities was $599,062 for the three months ended January 31, 2020 as compared to net cash provided by operating activities of $19,198 for the three months ended January 31, 2019.

Net cash used in investing activities was $3,000 for the three months ended January 31, 2020. We did not have any investing activities during the three months ended January 31, 2019.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the three months ended January 31, 2020, net cash provided by financing activities was $476,000. We did not have any financing activities during the three months ended January 31, 2019. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2020 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this Quarterly Report on Form 10-Q, except as set forth herein, management believes that there are no claims against us, which it believes will result in a material adverse effect on our business or financial condition.

On April 4, 2019, Auctus Fund, LLC (“Auctus”) commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. On August 27, 2019, the Company filed a motion to dismiss this lawsuit. On September 30, 2019, Auctus responded by filing a First Amended Complaint. The Company then filed a second motion to dismiss on October 24, 2019. On February 25, 2020, the court issued a decision dismissing the securities laws and unjust enrichment and breach of fiduciary duty claims and retaining the breach of contract, breach of covenant of good faith, fraud and deceit, and negligent misrepresentation-and the Massachusetts Consumer Protection Act claims. The Company filed its Answer to the complaint on March 10, 2020. The case remains pending in the District of Massachusetts. This case stems from a securities purchase agreement and convertible note issued in May 2017, a securities purchase agreement and convertible note issued in July 2018, the spin-off of the Company’s real estate division into NestBuilder including the issuance of shares of NestBuilder in the spin-off to the Company’s stockholders and an inducement agreement, release and payoff agreement executed by the parties in February 2019 whereby the Company settled the balance of outstanding amounts owed to Auctus in consideration for cash and shares of NestBuilder. Auctus has requested that the court grant it injunctive and equitable relief and specific performance with respect to the Company’s obligations; determine that the Company is liable for all damages, losses and costs and award Auctus actual losses sustained; award Auctus costs including, but not limited to, costs required to prosecute the action including attorneys’ fees; and punitive damages. The Company intends to continue to defend this matter and although the ultimate outcome cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability, if any, will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
10.1	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.2	Form of Note (Incorporated by reference to Form 8-K filed on January 17, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)
April 29, 2020

/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)
April 29, 2020

