Form 10-K/A
period 2019-10-31
VERUS INTERNATIONAL, INC.
filed 2020-05-06
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 1, 2020, 2,430,476,516 shares of common stock were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Verus International, Inc. (the “Company,” “we,” “us,” “our” or “Verus”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended October 31, 2019, originally filed with the U.S. Securities and Exchange Commission on April 13, 2020 (the “Original 10-K”). The purpose of this Amendment is to amend and restate Items 11 and 15 in their entirety. In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K.

PART III

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officer (“named executive officer”) during our fiscal year ended October 31, 2019 and 2018.

Summary Compensation Table
Name and Position	Year	Salary ($)	Stock Awards ($)(1)	Total ($)
Anshu Bhatnagar	2019	$175,000	$2,515,794	$2,690,794
Chief Executive Officer and Director	2018	$175,000	$779,803	$954,803

(1) The amounts in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The annual expense for the 2019 and 2018 stock awards relates to warrants to purchase shares of the Company’s common stock that are granted under the provisions of the Chief Executive Officer’s employment agreement and are immediately vested upon being earned. For additional information regarding assumptions underlying the valuations of these stock awards and the calculation method, please refer to Note 10 to our consolidated financial statements, which are contained in our Annual Report on Form 10-K filed with the SEC on April 13, 2020.

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

Employment Agreements

Anshu Bhatnagar Employment Agreement

On April 29, 2020, the Company entered into an amended and restated employment agreement (the “Bhatnagar Employment Agreement”) with Anshu Bhatnagar pursuant to which Mr. Bhatnagar shall serve as Chief Executive Officer of the Company. The term of the Bhatnagar Employment Agreement will continue until December 31, 2020 unless extended or earlier terminated pursuant to the terms of the Bhatnagar Employment Agreement. Pursuant to the terms of the Bhatnagar Employment Agreement, Mr. Bhatnagar shall be entitled to receive five forms of compensation to include cash-based salary, stock-based salary, annual cash-based bonus, annual grants of restricted common stock and the opportunity to participate in the Company’s equity plans. Pursuant to the terms of the Bhatnagar Employment Agreement, Mr. Bhatnagar shall, among other things, (i) receive an annual base salary of $350,000 which may be increased at the sole discretion of the Company’s Board, (ii) an annual cash bonus at the sole discretion of the Board, (iii) a bonus in an amount equal to up to 100% of Mr. Bhatnagar’s then base salary at the sole discretion of the Board, and (iv) a stock-based bonus at the sole discretion of the Company. In addition, Mr. Bhatnagar received a warrant to purchase up to 471,883,795 shares of the Company’s Common Stock at an exercise price of $0.006 per share.

In the event Mr. Bhatnagar’s employment is terminated by the Company for Cause (as defined in the Bhatnagar Employment Agreement) or by Mr. Bhatnagar other than for Good Reason (as defined in the Bhatnagar Employment Agreement), the Company shall pay Mr. Bhatnagar the Accrued Benefits (as defined in the Bhatnagar Employment Agreement), and any outstanding stock option or other stock awards held by Mr. Bhatnagar as of the date of termination shall be subject to the terms and conditions set forth in the applicable award agreement. If the Company terminates Mr. Bhatnagar’s employment for death, disability or without Cause or Mr. Bhatnagar terminates his employment for Good Reason, the Company shall pay Mr. Bhatnagar (i) his then base salary, (ii) any pro-rata share of his annual cash bonus that would or could have been earned prior to the termination date and (iii) other Accrued Benefits. In addition, Mr. Bhatnagar shall be entitled to participate in the Plans (as defined in the Bhatnagar Employment Agreement) for 60 months following the date of his termination. Any outstanding stock option or other stock awards held by Mr. Bhatnagar as of the date of termination shall be subject to the terms and conditions set forth in the applicable award agreement. If the Company and Mr. Bhatnagar mutually terminate the Bhatnagar Employment Agreement pursuant to the terms thereof, Mr. Bhatnagar shall receive (i) 24 months of base salary and (ii) any bonus compensation due to him through the date of termination. In addition, if Mr. Bhatnagar signs the Release (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar shall receive an additional 24 months of his then base salary and COBRA benefits for 12 months from the date of termination. If within one year after a Change in Control (as defined in the Bhatnagar Employment Agreement), Mr. Bhatnagar’s employment is terminated by the Company due to his death or disability or without Cause, or Mr. Bhatnagar terminates his employment for Good Reason, then subject to signing the Release, the Company shall pay Mr. Bhatnagar an amount equal to five years of his base salary. Furthermore, all stock options and other stock-based awards shall immediately accelerate and become fully exercisable as of the date of termination, and Mr. Bhatnagar shall be entitled to COBRA benefits for a period of 24 months from the date of termination.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)

3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
4.1+	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Form S-8 filed on August 7, 2015)
4.2+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of Form 10-K filed on March 19, 2019)
4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 of Form 10-K filed on April 13, 2020)
10.1+	Amended and Restated Employment Agreement by and between Verus International, Inc. and Anshu Bhatnagar (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 29, 2020)
10.2	Contribution and Spin-off Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017)
10.3	First Amendment to Contribution and Spin-Off Agreement dated January 29, 2018 (Incorporated by reference to Exhibit 10.27 of Form 10-K filed on March 26, 2018)
10.4	Form of Note issued to Donald P. Monaco Insurance Trust on January 26, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2018)
10.5	Amendment No. 1 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2019)
10.6	Amendment No. 2 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2019)
10.7	Form of February 8th Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 11, 2019)
10.8	Form of February 8th Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 11, 2019)
10.9	Form of February 8th Warrant (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 11, 2019)
10.10	Form of February 8th 8% Convertible Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 11, 2019)
10.11	Form of February 11th Securities Purchase Agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 11, 2019)
10.12	Form of February 11th Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on February 11, 2019)
10.13	Form of February 11th Warrant (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 11, 2019)
10.14	Form of February 11th 8% Convertible Promissory Note (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 11, 2019)
10.15	Sublease between the Company and Buchanan Partners, LLC dated April 11, 2017 (Incorporated by reference to Exhibit 10.18 of Form 10-K filed on March 26, 2018)
10.16#	Sales Contract by and between Verus Foods, Inc. and Gulf ARGO Trading, LLC dated December 26, 2016 (Incorporated by reference to Exhibit 10.16 on Form 10-K filed on March 19, 2019)

10.17#	Exclusive Distribution Agreement by and between Verus Foods Inc. and Padrone General Trading LLC dated August 18, 2017 (Incorporated by reference to Exhibit 10.17 on Form 10-K filed on March 19, 2019)
10.18	Stock Purchase Agreement by and among Verus International, Inc., Big League Foods and James Wheeler (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 26, 2019)
10.19	Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on May 31, 2019)
10.20+	Employment Agreement by and between the Company and Christopher Cutchens (Incorporated by reference to Form 8-K filed on June 6, 2019)
10.21	Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on July 8, 2019)
10.22	4% Convertible Note (Incorporated by reference to Form 8-K filed on July 8, 2019)
10.23	Credit Agreement, dated as of July 31, 2019, by and among Verus International, Inc. and Verus Foods Inc., as Borrowers, and The Columbia Bank, as lender (Incorporated by reference to Form 8-K filed on August 1, 2019)
10.24##	Asset Purchase Agreement, dated as of August 30, 2019, by and among Verus International, Inc. and the Sellers thereto (Incorporated by reference to Form 8-K filed on September 3, 2019)
10.25	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on September 20, 2019)
10.26	4% Convertible Notes (Incorporated by reference to Form 8-K filed on September 20, 2019)
10.27	Contribution and Sale Agreement dated October 30, 2019 (Incorporated by reference to Form 8-K filed on November 4, 2019)
10.28	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.29	4% Convertible Note (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.30	4% Convertible Note (Incorporated by reference to Form 8-K filed on February 14, 2020)
10.31	Form of Note (Incorporated by reference to Form 8-K filed on April 7, 2020)
10.32	Form of Securities Purchase Agreement dated October 2, 2019 (Incorporated by reference to Exhibit 10.32 of Form 10-K filed on April 13, 2020)
10.33	Form of 6% Convertible Redeemable Note dated October 2, 2019 (Incorporated by reference to Exhibit 10.33 of Form 10-K filed on April 13, 2020)
10.34	Termination Agreement by and between the Company and Nutribrands, LTDA dated March 31, 2020 (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 14, 2020)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 on Form 10-K filed on March 19, 2019)
16.1	Letter from Assurance Dimensions, Inc. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on January 15, 2020)
16.2	Letter from Mayer Hoffman McCann P.C. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on February 24, 2020)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 4.3 of Form 10-K filed on April 13, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document

+ Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

** Previously filed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2020.

Verus International, Inc.

By:	/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Anshu Bhatnagar	Chief Executive Officer and Chairman of the Board	May 6, 2020
Anshu Bhatnagar	(Principal Executive Officer)

/s/ Christopher Cutchens	Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2020
Christopher Cutchens

/s/ Michael O’Gorman	Director	May 6, 2020
Michael O’Gorman

/s/ Thomas Butler Fore	Director	May 6, 2020
Thomas Butler Fore