Form 10-Q/A
period 2020-01-31
VERUS INTERNATIONAL, INC.
filed 2020-05-22
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

[  ] Yes [X] No

As of May 18, 2020 there were 2,468,001,381 shares of the issuer’s common stock, $0.000001 par value per share, issued.

EXPLANATORY NOTE

Verus International, Inc. (the “Company,” “we,” “us,” “our” or “Verus”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended January 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on April 29, 2020 (the “Original 10-Q”). The purpose of this Amendment is to add this additional disclosure of the Company’s reliance on the March 4, 2020 order issued by the Commission under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”), as a result of the novel coronavirus (“COVID-19”) pandemic, to file the Company’s Original 10-Q when originally due on March 16, 2020.

The Company was not able to file its Original 10-Q by the original due date as a result of disruptions caused by the COVID-19 pandemic, as a significant portion of the Company’s business operations are located in the United Arab Emirates (“UAE”) including certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain financial records that it needed from its UAE based operations to permit the Company to file a timely and accurate Original 10-Q by the prescribed date without undue hardship and expense to the Company.

In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in the Original 10-Q. Accordingly, this Amendment should be read in conjunction with the Original 10-Q.

2

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document

* Filed herewith.

** Previously filed.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)
May 22, 2020

/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)
May 22, 2020

4