Form 10-Q
period 2020-04-30
VERUS INTERNATIONAL, INC.
filed 2020-06-22
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

[  ] Yes [X] No

As of June 15, 2020 there were 2,593,435,051 shares of the issuer’s common stock, $0.000001 par value per share, issued.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Consolidated Balance Sheets

	April 30, 2020	October 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$368,013	$371,898
Accounts receivable, net	5,449,931	3,319,687
Inventory	586,912	598,515
Prepaid expenses	507,071	65,749
Other assets	8,629	8,629
Total Current Assets	6,920,556	4,364,478
Property and equipment, net	22,500	23,257
Operating lease right-of-use asset	135,789	-
Intangible asset - license, net	717,971	837,707
Total Assets	$7,796,816	$5,225,442

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$4,136,531	$3,613,641
Operating lease liability	86,496	-
Interest payable	211,995	127,465
Customer deposits	246,000	-
Due to former officer	1,801	1,801
Notes payable	1,319,963	1,030,000
Convertible notes payable, net	1,092,524	1,378,855
Total Current Liabilities	7,095,310	6,151,762

Long-Term Liabilities
Note payable, net of current portion	69,653	-
Operating lease liability, net of current portion	61,819	-
Total Liabilities	7,226,782	6,151,762

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized and 41,444,601 and 45,570,101 shares issued and outstanding at April 30, 2020 and October 31, 2019, respectively	42	45

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at April 30, 2020 and October 31, 2019	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 430,801 shares issued and outstanding at April 30, 2020 and October 31, 2019	-	-

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 2,422,390,263 and 2,305,778,511 shares issued at April 30, 2020 and October 31, 2019, respectively	2,423	2,306

Additional paid-in-capital	38,788,567	27,565,919
Common stock to be issued	90,000	-
Accumulated deficit	(38,310,998)	(28,494,590)
Total Stockholders’ Equity (Deficit)	570,034	(926,320)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,796,816	$5,225,442

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Revenue	$4,647,886	$2,942,435	$10,821,548	$5,386,255
Cost of revenue	3,911,958	2,490,130	8,952,063	4,567,597
Gross Profit	735,928	452,305	1,869,485	818,658
Operating Expenses:
Salaries and benefits	6,843,163	382,987	8,723,439	481,211
Selling and promotions expense	112,860	-	131,482	-
Legal and professional fees	194,026	76,538	397,530	188,190
General and administrative	583,728	236,468	1,197,234	430,303
Total Operating Expenses	7,733,777	695,993	10,449,685	1,099,704
Operating loss	(6,997,849)	(243,688)	(8,580,200)	(281,046)
Other (Expense) Income:
Interest expense	(142,206)	(46,889)	(193,786)	(148,522)
Amortization of debt discount	(141,770)	(702,376)	(260,986)	(702,376)
Amortization of issuance costs	(31,295)	-	(57,663)	-
Loss on convertible note payable extinguishment	-	-	(355,317)	-
Loss on convertible note payable settlement	-	-	(368,456)	-
Initial derivative liability expense	-	(225,115)	-	(225,115)
Loss on legal settlements	-	-	-	(199,489)
Gain on convertible notes payable settlement	-	681,945	-	681,945
Gain on extinguishment of debt	-	2,700,737	-	2,700,737
Total Other (Expense) Income	(315,271)	2,408,302	(1,236,208)	2,107,180
(Loss) income before income taxes	(7,313,120)	2,164,614	(9,816,408)	1,826,134
Income taxes	-	-	-	-
Net (loss) income	$(7,313,120)	$2,164,614	$(9,816,408)	$1,826,134

(Loss) income per common share:
(Loss) income per common share - basic	$(0.00)	$0.00	$(0.00)	$0.00

(Loss) income per common share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding – basic	2,325,846,232	1,514,514,259	2,316,497,631	1,506,628,559

Weighted average shares outstanding – diluted	2,325,846,232	2,144,219,259	2,316,497,631	2,136,333,559

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended April 30, 2020

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2019	44,570,101	$45	-	$-	430,801	$-	2,305,778,511	$2,306	$27,565,919	$-	$(28,494,590)	$(926,320)
Conversion of Preferred Stock A to Common Stock	(3,125,500)	(3)								3		-
Shares to be issued under stock-based compensation									2,253,238	90,000		2,343,238
Conversion of convertible promissory notes to Common Stock							15,098,054	15	877,024			877,039
Shares to be issued for conversion of convertible promissory note to Common Stock										465,675		465,675
Net loss											(2,503,288)	(2,503,288)
Balance, January 31, 2020	41,444,601	$42	-	$-	430,801	$-	2,320,876,565	$2,321	$30,696,181	$555,678	$(30,997,878)	$256,344
Shares issued for conversion of Preferred Stock A to Common Stock							3,125,500	3		(3)		-
Stock-based compensation for warrants issued									6,606,312			6,606,312
Shares to be issued for conversion of convertible promissory notes to Common Stock							98,388,198	99	655,912	(465,675)		190,336
Beneficial conversion feature for conversion of convertible promissory notes to Common Stock									830,162			830,162
Net loss											(7,313,120)	(7,313,120)
Balance, April 30, 2020	41,444,601	$42	-	$-	430,801	$-	2,422,390,263	$2,423	$38,788,567	$90,000	$(38,310,998)	$570,034

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended April 30, 2019

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	1,500,000,000	$1,500,000	$22,545,691	$456,090	$(26,104,740)	$(1,558,229)
Shares issued under Exchange Agreement					295,801	296			1,208			1,504
Net loss											(338,478)	(338,478)
Balance, January 31, 2019	44,570,101	$44,570	-	$-	455,801	$456	1,500,000,000	$1,500,000	$22,546,899	$456,090	$(26,443,218)	$(1,895,204)
Shares issued under Monaker Settlement							152,029,899	152,030	304,060	(456,090)		-
Conversion of Preferred Stock C to Common Stock					(25,000)	(25)	2,500,000	2,500	(2,475)			-
Shares to be issued under stock based compensation									138,170			138,170
Relative fair value of warrants issued with convertible promissory notes									697,611			697,611
Shares to be issued under conversion of convertible promissory notes									(2,483,866)	1,458,244		(1,025,622)
Reduction of par value of Common and Preferred Stock								(1,652,875)	1,652,875			-
Net income											2,146,612	2,146,612
Balance, April 30, 2019	44,570,101	$44,570	-	$-	430,801	$431	1,654,529,989	$1,655	$22,853,274	$1,458,244	$(24,278,606)	$79,568

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	April 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(9,816,408)	$1,826,134
Adjustments to reconcile net(loss) income to net cash from operating activities:
Depreciation and amortization	123,493	897
Amortization of issuance costs	57,663	-
Amortization of beneficial conversion feature	80,320	-
Amortization of debt discount	260,986	702,376
Loss on convertible note payable extinguishment	355,317	-
Loss on convertible note payable settlement	368,456	-
Stock-based compensation	8,236,124	138,170
Initial derivative liability expense	-	225,115
Gain on convertible notes settlement	-	(681,944)
Gain on extinguishment of debt	-	(2,700,737)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,130,244)	(589,993)
Decrease (increase) in inventory	11,603	(162,272)
Increase in prepaid expenses	(441,322)	-
Increase in other assets	-	(1,226)
Increase in accounts payable and accrued expenses	1,339,123	867,688
Increase in customer deposits	246,000	-
Decrease in due to officer	-	(2,000)
Increase in right to use and lease obligation, net	12,526	-
Net cash used in operating activities	(1,296,364)	(377,792)

Cash flows from investing activities:
Capital expenditures	(3,000)	-
Net cash used in investing activities	(3,000)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of commission	941,000	1,960,319
Payments applied to convertible promissory notes	-	(1,118,049)
Proceeds from issuance of notes payable	354,479	-
Net cash provided by financing activities	1,295,479	842,270

Net (decrease) increase in cash	(3,885)	464,478
Cash at beginning of period	371,898	28,554

Cash at end of period	$368,013	$493,032

Supplemental disclosure:
Cash paid for interest	$10,448	$81,260

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

	For the Six Months Ended
	April 30,
	2020	2019
Supplemental disclosure of non-cash operating activities:

Settlement of accrued compensation through issuance of Series C Preferred Stock:
Value	$-	$1,504
Shares	-	295,081

Supplemental disclosure of non-cash investing and financing activities:

Common Stock issued in exchange for conversion of Series A Preferred Stock:
Value	$3	$-
Shares	3,215,500	-

Common Stock issued in exchange for conversion of convertible promissory note and accrued interest:
Value (includes beneficial conversion feature)	$2,363,212	$-
Shares	113,486,252	-

Initial recognition of relative fair value of warrant agreements as convertible promissory notes discount:	$-	$697,611

Initial recognition of derivative liability as debt discount:	$-	$752,389

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

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

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

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

The consolidated unaudited financial statements for the six months ended April 30, 2020 and 2019 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, and Verus Foods, Inc. effective January 2017. All significant intercompany balances and transactions have been eliminated in the consolidation.

These consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2020. The results of operations for the six months ended April 30, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2020.

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

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At April 30, 2020 and October 31, 2019, Company’s cash balances did not exceed the FDIC limit.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at April 30, 2020 or October 31, 2019.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At April 30, 2020 and October 31, 2019, the Company determined there was no requirement for an allowance for doubtful accounts.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is derived from the sale of food and beverage products. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 7).

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the six months ended April 30, 2020 and 2019 was $456,625 and $178,360, respectively.

Customer Deposits

From time to time the Company requires prepayments for deposits in advance of delivery of products. Such amounts are initially recorded as customer deposits. The Company recognizes such revenue as it is earned in accordance with revenue recognition policies.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and six months ended April 30, 2020, as we incurred a net loss for those periods. At April 30, 2020, there were outstanding warrants to purchase approximately 1.3 billion shares of the Company’s common stock, approximately 85 million shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, approximately 7.5 million shares of the Company’s common stock to be issued, and approximately 212 million shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At April 30, 2019, there were outstanding warrants to purchase approximately 624 million shares of the Company’s common stock, approximately 88 million shares of the Company’s common stock issuable upon the conversion of series A and series C convertible preferred stock, approximately 595 million shares of the Company’s common stock to be issued, and approximately 6 million shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS.

Concentrations, Risks and Uncertainties

A significant portion of the Company’s ongoing operations are related to the international food industries, and its prospects for success are tied indirectly to interest rates and the worldwide demand for the Company’s food and beverage products.

Recently Adopted Accounting Standards

Effective November 1, 2019, the Company adopted FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted ASC 842 using a modified retrospective approach as of the effective date of the new standard. Consequently, financial information has not been updated and the disclosures required under the ASC 842 have not been provided for dates and periods before November 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Upon adopting ASC 842 on November 1, 2019, the Company recognized a ROU asset of $174,241 and a corresponding lease liability of $188,792 pertaining to the Company’s corporate office lease. The lease liability was measured based on the present value of the future minimum lease payments utilizing the Company’s incremental borrowing rate. The ROU asset was measured based on the initial measurement of the lease liability, less a preexisting deferred rent balance from the prior fiscal year. As the Company’s Dubai, UAE office lease has a lease term of only 12 months, no ROU asset or lease liability was recognized for this lease (see Note 5).

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

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

The Company has incurred a net loss of $9,816,408 and negative cash flows from operations of $1,296,364 for the six months ended April 30, 2020. At April 30, 2020, the Company had a working capital deficit of $174,754, and an accumulated deficit of $38,310,998. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses total $507,071 and $65,749 at April 30, 2020 and October 31, 2019, respectively, and consist mainly of prepaid advertising, prepaid insurance, and deposits on purchases.

NOTE 5: LEASES

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

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 5: LEASES (continued)

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset, which is calculated on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense on the lease liability, which is calculated using the effective interest rate method. The Company had no finance leases at April 30, 2020.

For the three and six months ended April 30, 2020, the Company had operating lease costs of $21,362 and $42,723, respectively, which are included in general and administrative expenses in the unaudited consolidated statements of operations. For the three and six months ended April 30, 2020, the Company made operating lease cash payments of $22,486 and $44,749, respectively, which are included in cash flows from operating activities in the unaudited consolidated statements of cash flows.

At April 30, 2020, the remaining lease term is 20 months and the discount rate is 5%. Future annual minimum cash payments required under this operating type lease as of April 30, 2020 are as follows:

Future Minimum Lease Payments:
Remainder of fiscal year 2020	$45,862
2021	93,329
2022	15,745
Total Minimum Lease Payments	$154,936
Less: amount representing interest	(6,621)
Present Value of Lease Liabilities	$148,315
Less: current portion	(86,496)
Long-Term Portion	$61,819

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

The net carrying amount of the intangible assets are as follows:

	Estimated
	Useful Lives	April 30, 2020	October 31, 2019
Intangible assets:
MLB license	32 months	$357,027	$357,027
Customer contracts	7 years	544,630	544,630
Accumulated amortization		(183,686)	(63,950)
Intangible assets, net		$717,971	$837,707

As a result of the COVID-19 pandemic, we have considered its potential impact on our global supply chain, operations and routes to market or those of our suppliers, customers, distributors and retailers. Based on our analysis, we have determined there is currently no indication that the carrying amounts of our MLB License and acquired customer contracts are impaired and not fully recoverable, and therefore no impairment exists at April 30, 2020.

Amortization expense for the three and six months ended April 30, 2020 was $53,233 and $119,736, respectively. There was no amortization expense during the three and six months ended April 30, 2019.

Annual amortization expense related to the existing net carrying amount of the intangible assets for the next five years is expected to be as follows:

Remainder of fiscal year 2020	$106,465
Fiscal year 2021	$212,931
Fiscal year 2022	$100,325
Fiscal year 2023	$77,804
Fiscal year 2024	$77,804

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 7: REVENUE

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

Information about the Company’s revenue by country is as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
United Arab Emirates	$3,592,222	$2,084,506	$8,499,065	$3,820,170
Oman	437,047	198,732	1,036,627	398,251
Kingdom of Saudi Arabia	376,208	463,737	693,313	660,385
Bahrain	217,423	195,460	567,557	507,449
United States	24,986	-	24,986	-
Revenue	$4,647,886	$2,942,435	$10,821,548	$5,386,255

NOTE 8: DEBT

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

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 8: DEBT (continued)

On February 10, 2020, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $420,000 (including a $70,000 original issuance discount). The note matures on November 10, 2020, bears interest at a rate of 4% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.0125 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day with certain prepayment penalties as defined in the note.

On April 8, 2020, the Company entered into Amendment #1 to the convertible notes dated September 13, 2019 in the aggregate principal amount of $660,000 (including an aggregate of $110,000 in original issuance discounts), amending the conversion price. As a result of this amendment, an aggregate beneficial conversion feature of $598,888 was recognized based upon the intrinsic value of the conversion option as a discount of the convertible notes, which will be amortized to interest expense through the maturity dates. On various dates through April 30, 2020, an aggregate of $138,000 of the outstanding principal and $674 of accrued interest was converted into an aggregate of 25,029,712 shares of the Company’s common stock.

On April 21, 2020, the Company entered into Amendment #1 to the convertible note dated October 2, 2019 in the principal amount of $345,000 (including a $45,000 original issuance discount), amending the conversion price. As a result of this amendment, a beneficial conversion feature of $231,274 was recognized based upon the intrinsic value of the conversion option as a discount of the convertible note, which will be amortized to interest expense through the maturity date. On April 21, 2020, $50,000 of the outstanding principal and $1,660 of accrued interest was converted into 6,833,369 shares of the Company’s common stock.

On April 29, 2020, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $165,000 (including a $15,000 original issuance discount). The note matures on April 29, 2021, bears interest at a rate of 8% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $0.02 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the maturity date of the Note with certain prepayment penalties as defined in the note.

At April 30, 2020 and October 31, 2019, there was $1,092,524 and $1,378,855 of convertible notes payable outstanding, net of discounts and beneficial conversion features of $916,475 and $231,146, respectively.

During the six months ended April 30, 2020 and 2019, amortization of debt discount, issuance costs, and beneficial conversion features amounted to $398,969 and $702,376, respectively.

During the six months ended April 30, 2020, an aggregate of $809,276 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were no payments toward the outstanding balances of convertible notes. During the six months ended April 30, 2019, an aggregate of $1,485,633 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $1,118,049 toward the outstanding balances of convertible notes.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 8: DEBT (continued)

Notes Payable

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

Upon maturity on November 8, 2019, the Company was not able to pay the balance due and the interest rate immediately increased to 18% per annum. The note holder agreed to only impose the default interest rate and not proceed with any other default remedies currently available. At April 30, 2020, the Company expects to repay the Monaco Note in full as quickly as possible based upon its available capital.

On March 31, 2020, the Company issued and sold a promissory note to an accredited investor in the principal amount of $312,500 (including a $62,500 original issuance discount). The note matures on July 1, 2020, bears interest at a rate of 4% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and provides a security interest in all of the Company’s equity ownership interest in its wholly owned subsidiary, Big League Foods, Inc. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties.

On April 23, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $104,479. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 23, 2020, requires 18 monthly payments of $5,880 each, consisting of principal and interest until paid in full on April 23, 2022. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. The Company expects to satisfy the requirements for forgiveness of the entire principal and accrued interest balance and will apply for such forgiveness by the deadline.

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points (3.30% at April 30, 2020). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At April 30, 2020, $500,000 was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. The Company was in compliance with all covenants at April 30, 2020.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 2,422,390,263 are outstanding at April 30, 2020 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 41,444,601 are outstanding at April 30, 2020, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at April 30, 2020 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 430,801 shares are outstanding at April 30, 2020.

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

Series A Convertible Preferred Stock

On January 8, 2020, a shareholder converted 3,125,500 shares of Series A Preferred Stock into the same number of shares of the Company’s common stock.

Common Stock

During the six months ended April 30, 2020, the Company:

●	issued 113,486,252 shares of its common stock valued at $2,363,212 as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

●	issued 3,125,500 shares of its common stock for the conversion of 3,125,500 shares of its Series A Convertible Preferred stock.

●	reflected 7,500,000 shares of its common stock as shares to be issued for the vesting of the first 25% of a 30,000,000 common stock grant to Christopher Cutchens, the Company’s Chief Financial Officer. The Company recorded $97,500 of stock-based compensation expense during the six months ended April 30, 2020, related to this common stock grant.

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock Warrants

On April 29, 2020, the Company entered into an amended and restated employment agreement (the “2020 Employment Agreement”) with its Chief Executive Officer, whereby the 2020 Employment Agreement amended and restated the prior employment agreement dated January 31, 2017 (the “2017 Agreement”).

Under the provisions of the 2017 Agreement, the Company was committed to issue warrants to its Chief Executive Officer to purchase shares of its common stock as follows:

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

These provisions were amended and replaced in the 2020 Employment Agreement with the one-time grant of warrants to purchase 471,883,795 shares of the Company’s common stock at an exercise price of $0.006 per share. This one-time grant of warrants increased the Chief Executive Officer’s ownership to 20% of the Company’s common stock on a fully diluted basis, which is consistent with the intentions of the Company’s Board of Directors and with the Company’s former management.

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the six months ended April 30, 2020:

Expected volatility	194.54% - 399.10%
Weighted-average volatility	122.01%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	0.37% - 1.57%

During the six months ended April 30, 2020, the grant date fair value of the warrants earned was $8,859,550.

The following table sets forth common share purchase warrants outstanding at April 30, 2020:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2019	725,705,000	$0.003	$-
Warrants granted and issued	586,057,150	$0.006	$-
Warrants exercised	-	$-	$-
Warrants forfeited	(2,205,000)	$(0.066)	$-
Outstanding, April 30, 2020	1,309,557,150	$0.005	$-

Common stock issuable upon exercise of warrants	1,309,557,150	$0.005	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at April 30,	Contractual	Exercise	at April 30,	Exercise
Prices	2020	Life (Years)	Price	2020	Price
$0.0025	580,000,000	1.85	$0.0025	580,000,000	$0.0025
$0.0060	728,557,150	0.85	$0.0060	728,557,150	$0.0060
$0.0500	1,000,000	0.67	$0.0500	1,000,000	$0.0500
	1,309,557,150	1.29	$0.0050	1,309,557,150	$0.0050

VERUS INTERNATIONAL, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 10: COMMITMENTS AND CONTINGENCIES

Binding Acquisition Agreement

On April 3, 2020, the Company entered into a binding agreement (“Acquisition Agreement”) with ZC Top Apparel Manufacturing (“ZC Top”), which was confirmed and superseded by a Securities Purchase Agreement on May 8, 2020 (the “May 8, 2020 Agreement”), wherein the Company acquired a controlling 51% interest of the issued and outstanding common voting shares of ZC Top (the “Majority Interest”). The purchase price for the Majority Interest was $100,000, which was paid by the Company and additional working capital can be provided by the Company when needed, from time to time, in the form of purchase financing, letters of credit, bank guarantees, merchant cash advances or any other structure that may be required to facilitate the business. ZC Top is a Philippines-based maker of highly sought-after reusable N95 fabric masks and biohazard suits.

License Contingent Consideration

As described in Note 6, during April 2019 the Company acquired the License to sell MLB-branded frozen dessert products and confections as part of its acquisition of BLF. The consideration payable to the seller of BLF includes $5,050,000 of contingent consideration, of which $50,000 is due upon the initial sale of an MLB-branded product and of which $5,000,000 is to be paid over time, through December 31, 2022, based on future sales of MLB-branded products (the “Earnout”). The Earnout is payable on a quarterly basis at $1.00 per case sold for sales that have a minimum gross margin of 20% per case. The Earnout payable each quarter is limited in aggregate to the operating income of BLF; however, any amounts constrained due to this limit may be rolled forward to future periods and paid when there is sufficient excess operating income. The Company accrues for this contingent consideration when payment becomes both probable and estimable.

During August 2019, $50,000 of the License contingent consideration was paid to the seller of BLF as the initial sale of an MLB-branded product was achieved during July 2019. At April 30, 2020, the Company believes it is a reasonable possibility that the remaining maximum amount of $5,000,000 will be paid over the term of the arrangement.

Guaranteed Minimum Royalties

The Company is obligated to pay royalties to certain vendors for the sale of products that contain their intellectual property. These royalty fees are based on a percentage of sales of the underlying products and are included in cost of revenue. The royalties also include certain guaranteed minimum payments. As of April 30, 2020, the Company’s total expected future obligation related to these guaranteed minimum payments was $1,133,333, of which the Company expects to pay $265,000 during the remaining fiscal year October 31, 2020, and $738,333 and $130,000 during the fiscal years ending October 31, 2021, and 2022, respectively. Amounts accrued at April 30, 2020 relating to these guaranteed minimum payments totaled $401,667 and are included in accounts payable and accrued expenses.

NOTE 11: LITIGATION

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

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

NOTE 12: ACQUISITION TERMINATION

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

NOTE 13: SUBSEQUENT EVENTS

Subsequent to April 30, 2020, an aggregate of $591,381 of principal and accrued interest have been converted into 158,544,788 shares of the Company’s common stock.

On May 8, 2020, the Company entered into a Securities Purchase Agreement (the “May 8, 2020 Agreement”) with ZC Top Apparel Manufacturing (“ZC Top”) which confirmed and superseded a binding agreement dated April 3, 2020 (the “Acquisition Agreement”) wherein the Company acquired a controlling 51% interest of the issued and outstanding common voting shares of ZC Top (the “Majority Interest”). The purchase price for the Majority Interest was $100,000, which was paid by the Company. Additional working capital can be provided by the Company when needed, from time to time, in the form of purchase financing, letters of credit, bank guarantees, merchant cash advances or any other structure that may be required to facilitate the business. ZC Top is a Philippines-based maker of highly sought-after reusable N95 fabric masks and biohazard suits.

On May 28, 2020, the Company issued 12,500,000 shares of its common stock related to the conversion of 12,500,000 shares of its Series A Convertible Preferred stock.

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

Furthermore, during August 2019, we purchased all of the assets of a french fry business including customer contracts which provide us the right to earn revenue pursuant to such contracts throughout the Middle East. Additionally, during May 2020, we acquired a controlling 51% interest of a Philippines-based maker of highly sought-after reusable N95 fabric masks and biohazard suits.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 2 above and the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2020 are those that depend most heavily on these judgments and estimates. As of April 30, 2020, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended April 30, 2020 compared to three months ended April 30, 2019

Revenue

Our revenue increased to $4,647,886 for the three months ended April 30, 2020, compared to $2,942,435 for the three months ended April 30, 2019, an increase of $1,705,451 or 58%. The increase is the result of reducing the order backlog with customers due to continued increased sales to customers and increased working capital funding that allows us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $3,911,958 for the three months ended April 30, 2020, compared to $2,490,130 for three months ended April 30, 2019, representing an increase of $1,421,828 or 57%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses increased to $7,733,777 for the three months ended April 30, 2020, compared to $695,993 for the three months ended April 30, 2019, an increase of $7,037,784. The increase is primarily due to an increase of $6,292,306 in stock-based compensation expense related to performance warrants earned by our Chief Executive Officer and a restricted common stock grant to our Chief Financial Officer, coupled with higher expenses across all other categories to support the increase in revenue and higher expenses related to enhancements to our MLB branded products. The increase in stock-based compensation expense is primarily the result of the 2020 Employment Agreement with the Company’s Chief Executive Officer providing a one-time grant of warrants to increase his ownership to 20% of the Company’s common stock on a fully diluted basis. There will be no future stock-based compensation expense related to this one-time grant of warrants as the entire related expense of $6,541,628 was recognized during the three months ended April 30, 2020.

Other (Expense) Income

Our other expense increased by $2,723,573, or 113%, for the three months ended April 30, 2020 to $315,271. The increase is primarily the result of no initial derivative liability expense or gains on convertible notes payable settlement and extinguishment of debt in the current year, coupled with an increase in interest expense, partially offset by a decrease in amortization of debt discounts.

Net Loss

We generated a net loss of $7,313,120 for the three months ended April 30, 2020, compared to net income of $2,164,614 for the three months ended April 30, 2019, an increase of $9,477,734. The increase in net loss is primarily driven by the increase in operating expenses and other expense, partially offset by the increase in gross profit, as disclosed above.

Six months ended April 30, 2020 compared to six months ended April 30, 2019

Revenue

Our revenue increased to $10,821,548 for the six months ended April 30, 2020, compared to $5,386,255 for the six months ended April 30, 2019, an increase of $5,435,293 or 101%. The increase is the result of reducing the order backlog with customers due to continued increased sales to customers and increased working capital funding that allows us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $8,952,063 for the six months ended April 30, 2020, compared to $4,567,597 for six months ended April 30, 2019, representing an increase of $4,384,466 or 96%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses increased to $10,449,685 for the six months ended April 30, 2020, compared to $1,099,704 for the six months ended April 30, 2019, an increase of $9,349,981. The increase is primarily due to an increase of $7,945,551 in stock-based compensation expense related to performance warrants earned by our Chief Executive Officer and a restricted common stock grant to our Chief Financial Officer, coupled with higher expenses across all other categories to support the increase in revenue and higher expenses related to enhancements to our MLB branded products. The increase in stock-based compensation expense is primarily the result of the 2020 Employment Agreement with the Company’s Chief Executive Officer providing a one-time grant of warrants to increase his ownership to 20% of the Company’s common stock on a fully diluted basis. There will be no future stock-based compensation expense related to this one-time grant of warrants as the entire related expense of $6,541,628 was recognized during the six months ended April 30, 2020.

Other (Expense) Income

Our other expense increased by $3,343,388, or 159%, for the six months ended April 30, 2020 to $1,236,208. The increase is primarily the result of no initial derivative liability expense, loss on legal settlements, or gains on convertible notes payable settlement and extinguishment of debt in the current year, coupled with increases in interest expense, losses on convertible note payable settlement and extinguishment, and amortization of issuance costs, partially offset by a decrease in amortization of debt discounts.

Net Loss

We generated a net loss of $9,816,408 for the six months ended April 30, 2020, compared to net income of $1,826,134 for the six months ended April 30, 2019, an increase of $11,642,542. The increase in net loss is primarily driven by the increase in operating expenses and other expense, partially offset by the increase in gross profit, as disclosed above.

Liquidity and Capital Resources

At April 30, 2020, we had $368,013 of cash and a working capital deficit of $174,754 as compared to cash of $371,898 and a working capital deficit of $1,787,284 at October 31, 2019.

Net cash used in operating activities was $1,296,364 for the six months ended April 30, 2020 as compared to net cash used in operating activities of $377,792 for the six months ended April 30, 2019.

Net cash used in investing activities was $3,000 for the six months ended April 30, 2020. We did not have any investing activities during the six months ended April 30, 2019.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the six months ended April 30, 2020, net cash provided by financing activities was $1,295,479 as compared to $842,270 during the six months ended April 30, 2019. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2020 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of April 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
10.1	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.2	Form of Note (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.3	Form of Note (Incorporated by reference to Form 8-K filed on February 14, 2020)
10.4	Form of Note (Incorporated by reference to Form 8-K filed on April 7, 2020)
10.5	Termination Agreement (Incorporated by reference to Form 8-K filed on April 14, 2020)
10.6	Employment Agreement by and between Verus International, Inc. and Anshu Bhatnagar (Incorporated by reference to Form 8-K filed on April 29, 2020)
10.7	Form of Note (Incorporated by reference to Form 8-K filed on May 5, 2020)
10.8	Securities Purchase Agreement by and between Verus International, Inc. and ZC Top Apparel Manufacturing, Inc. (Incorporated by reference to Form 8-K filed on May 8, 2020)
10.9	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on May 18, 2020)
10.10	Form of Note (Incorporated by reference to Form 8-K filed on May 18, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)
June 22, 2020

/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)
June 22, 2020

