Form 10-Q
period 2020-07-31
VERUS INTERNATIONAL, INC.
filed 2020-09-21
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

[  ] Yes [X] No

As of September 18, 2020, there were 4,814,323,989 shares of the issuer’s common stock, $0.000001 par value per share, issued.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2020	October 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$63,754	$371,898
Accounts receivable, net	5,390,483	3,319,687
Inventory	159,434	598,515
Prepaid expenses	399,133	65,749
Other assets	8,629	8,629
Total Current Assets	6,021,433	4,364,478
Property and equipment, net	23,737	23,257
Operating lease right-of-use asset, net	424,470	-
Intangible asset - license, net	664,738	837,707
Investment in unconsolidated entity	100,000	-
Total Assets	$7,234,378	$5,225,442

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$3,267,204	$3,613,641
Operating lease liability	175,434	-
Interest payable	233,992	127,465
Due to officer	1,801	1,801
Notes payable	1,394,740	1,030,000
Convertible notes payable, net	1,194,626	1,378,855
Derivative liability	86,000	-
Total Current Liabilities	6,353,797	6,151,762

Long-Term Liabilities
Note payable, net of current portion	52,240	-
Operating lease liability, net of current portion	259,992	-
Total Liabilities	6,666,029	6,151,762

Commitments and Contingencies (Note 12)

Stockholders’ Equity (Deficit)
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized and 28,944,601 and 45,570,101 shares issued and outstanding at July 31, 2020 and October 31, 2019, respectively	29	45

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at July 31, 2020 and October 31, 2019	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 430,801 shares issued and outstanding at July 31, 2020 and October 31, 2019	-	-

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 2,972,333,338 and 2,305,778,511 shares issued at July 31, 2020 and October 31, 2019, respectively	2,973	2,306

Additional paid-in-capital	40,206,259	27,565,919
Accumulated deficit	(39,640,912)	(28,494,590)
Total Stockholders’ Equity (Deficit)	568,349	(926,320)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,234,378	$5,225,442

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Revenue	$6,173,077	$3,477,494	$16,994,625	$8,863,749
Cost of revenue	5,260,151	2,984,240	14,212,214	7,551,837
Gross Profit	912,926	493,254	2,782,411	1,311,912
Operating Expenses:
Salaries and benefits	335,092	1,044,914	9,058,531	1,526,126
Selling and promotions expense	157,789	63,750	289,271	63,750
Legal and professional fees	154,982	266,592	552,512	454,783
General and administrative	535,036	386,832	1,732,270	817,133
Total Operating Expenses	1,182,899	1,762,088	11,632,584	2,861,792
Operating loss	(269,973)	(1,268,834)	(8,850,173)	(1,549,880)
Other (Expense) Income:
Interest expense	(837,817)	(39,330)	(1,031,603)	(187,852)
Amortization of debt discount	(112,756)	(49,038)	(373,742)	(751,414)
Amortization of issuance costs	(23,368)	-	(81,031)	-
Initial derivative liability expense	(86,000)	-	(86,000)	(225,115)
Loss on legal settlements	-	-	-	(199,489)
(Loss) gain on convertible notes payable settlement	-	-	(368,456)	681,945
(Loss) gain on extinguishment/settlement of debt	-	-	(355,317)	2,700,737
Total Other (Expense) Income	(1,059,941)	(88,368)	(2,296,149)	2,018,812
(Loss) income before income taxes	(1,329,914)	(1,357,202)	(11,146,322)	468,932
Income taxes	-	-	-	-
Net (loss) income	$(1,329,914)	$(1,357,202)	$(11,146,322)	$468,932

(Loss) income per common share:
(Loss) income per common share - basic	$(0.00)	$(0.00)	$(0.00)	$0.00

(Loss) income per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding – basic	2,633,507,957	2,088,996,855	2,422,939,055	1,702,884,541

Weighted average shares outstanding – diluted	2,633,507,957	2,088,996,855	2,422,939,055	2,358,139,541

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended July 31, 2020

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2019	44,570,101	$45	-	$-	430,801	$-	2,305,778,511	$2,306	$27,565,919	$-	$(28,494,590)	$(926,320)
Conversion of Preferred Stock A to Common Stock	(3,125,500)	(3)								3		-
Shares to be issued under stock-based compensation									2,253,238	90,000		2,343,238
Conversion of convertible promissory notes to Common Stock							15,098,054	15	877,024			877,039
Shares to be issued for conversion of convertible promissory note to Common Stock										465,675		465,675
Net loss											(2,503,288)	(2,503,288)
Balance, January 31, 2020	41,444,601	$42	-	$-	430,801	$-	2,320,876,565	$2,321	$30,696,181	$555,678	$(30,997,878)	$256,344
Shares issued for conversion of Preferred Stock A to Common Stock							3,125,500	3		(3)		-
Stock-based compensation for warrants issued									6,606,312			6,606,312
Shares to be issued for conversion of convertible promissory notes to Common Stock							98,388,198	99	655,912	(465,675)		190,336
Beneficial conversion feature for conversion of convertible promissory notes to Common Stock									830,162			830,162
Net loss											(7,313,120)	(7,313,120)
Balance, April 30, 2020	41,444,601	$42	-	$-	430,801	$-	2,422,390,263	$2,423	$38,788,567	$90,000	$(38,310,998)	$570,034
Shares issued for conversion of Preferred Stock A to Common Stock	(12,500,000)	(13)					12,500,000	13				-
Shares to be issued for conversion of convertible promissory notes to Common Stock							484,201,823	484	1,067,828			1,068,312
Shares issued for sale of Common Stock							12,241,252	12	91,905			91,917
Common stock issued under stock-based compensation							15,000,000	15	179,985	(90,000)		90,000
Common stock issued for services rendered							26,000,000	26	77,974			78,000
Net loss											(1,329,914)	(1,329,914)
Balance, July 31, 2020	28,944,601	$29	-	$-	430,801	$-	2,972,333,338	$2,973	$40,206,259	$-	$(39,640,912)	$568,349

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended July 31, 2019

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

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(11,146,322)	$468,932
Adjustments to reconcile net(loss) income to net cash used in operating activities:
Depreciation and amortization	178,605	32,155
Amortization of issuance costs	81,031	-
Amortization of debt discount	373,742	751,414
Loss on convertible note payable extinguishment	355,317	-
Loss on convertible note payable settlement	368,456	-
Amortization of beneficial conversion feature	830,162	-
Stock-based compensation	8,276,632	1,190,240
Loss on legal settlement	-	199,489
Initial derivative liability expense	86,000	225,115
Gain on convertible notes settlement	-	(681,945)
Gain on extinguishment of debt	-	(2,700,737)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,070,796)	(1,475,576)
Decrease (increase) in inventory	439,081	(476,077)
Increase in prepaid expenses	(269,642)	(121,577)
Increase in accounts payable and accrued expenses	616,852	1,194,141
Decrease in due to officer	-	(31,500)
Increase in right to use and lease obligation, net	10,956	-
Net cash used in operating activities	(1,869,926)	(1,425,926)

Cash flows from investing activities:
Asset acquisition, net of cash acquired	-	(49,650)
Capital expenditures	(6,115)	(1,844)
Investment in unconsolidated entity	(100,000)	-
Net cash used in investing activities	(106,115)	(51,494)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of commissions	1,221,500	2,475,319
Proceeds from issuance of notes payable	354,480	-
Proceeds from sale of common stock	91,917	500,000
Payments applied to convertible promissory notes	-	(1,118,049)
Net cash provided by financing activities	1,667,897	1,857,270

Net (decrease) increase in cash	(308,144)	379,850
Cash at beginning of period	371,898	28,554

Cash at end of period	$63,754	$408,404

Supplemental disclosure:
Cash paid for interest	$14,885	$81,260

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Nine Months Ended
	July 31,
	2020	2019
Supplemental disclosure of non-cash operating activities:

Stock-based compensation for Common Stock and Common Stock warrant issuances recognized in prior periods:	$777,176	$-

Stock-based compensation for Common Stock issuance for services rendered to be recognized in future periods:	$63,742	$-

Settlement of accrued compensation through issuance of Series C Preferred Stock:
Value	$-	$1,504
Shares	-	295,081

Supplemental disclosure of non-cash investing and financing activities:

Common Stock issued in exchange for conversion of Series A Preferred Stock:
Value	$16	$-
Shares	15,625,500	-

Common Stock issued in exchange for conversion of convertible promissory note and accrued interest:
Value (includes beneficial conversion feature)	$3,431,524	$-
Shares	597,688,075	-

Initial recognition of relative fair value of warrant agreements as convertible promissory notes discount:	$-	$697,611

Initial recognition of derivative liability as debt discount:	$-	$752,389

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

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

Furthermore, during August 2019, we purchased all of the assets of a french fry business in the Middle East and during May 2020, we acquired a 51% interest of a Philippines-based maker of reusable N95 fabric masks and biohazard suits (see Note 7).

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

The consolidated unaudited financial statements for the nine months ended July 31, 2020 and 2019 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, and Verus Foods, Inc. effective January 2017. All significant intercompany balances and transactions have been eliminated in the consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2020. The results of operations for the nine months ended July 31, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2020.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuations of inventory, finite-lived intangible assets, derivative liabilities, stock-based compensation and the valuation reserve for income taxes.

Reclassifications

Certain reclassifications of prior period amounts have been made to enhance comparability with the current period unaudited condensed consolidated financial statements. These reclassifications had no effect on the previously reported net (loss) income.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impact of COVID-19 Pandemic

Since surfacing in December 2019 and being declared a pandemic by the World Health Organization in March 2020, the COVID-19 pandemic could further impact the Company’s operations and the operations of its customers, suppliers, and vendors as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred as a result of the COVID-19 pandemic. Therefore, the Company cannot reasonably estimate the impact at this time.

Concentrations of Credit Risk

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At July 31, 2020 and October 31, 2019, Company’s cash balances did not exceed the FDIC limit.

The Company’s food products accounts receivable, net and revenues are geographically concentrated with customers located in the GCC countries. In addition, significant concentrations exist with a limited number of customers. Approximately 43% of accounts receivable, net as of July 31, 2020 were concentrated with four customers and approximately 55% of revenue for the nine-months ended July 31, 2020 were concentrated with six customers. Although the loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition, such risks may be mitigated by our access to credit insurance programs.

The Company purchases substantially all of its food products from a limited number of regions around the world or from a limited number of suppliers. Increases in the prices of the food products which we purchase could adversely affect our operating results if we are unable to offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient food products or our suppliers cease to be available to us, we could experience shortages in our food products or be unable to meet our commitments to customers. Alternative sources of food products, if available, may be more expensive. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position. Approximately 61% of accounts payable as of July 31, 2020 were concentrated with five suppliers and approximately 49% of cost of revenue for the nine-months ended July 31, 2020 were concentrated with six suppliers.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at July 31, 2020 or October 31, 2019.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At July 31, 2020 and October 31, 2019, the Company determined there was no requirement for an allowance for doubtful accounts.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory is stated at the lower of net realizable value or cost, determined on the first-in, first-out basis. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation. Inventories consist of raw materials (film and packaging) and finished products.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the nine months ended July 31, 2020 and 2019 was $732,691 and $322,590, respectively.

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

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (“FASB”) ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt using the effective interest method.

Foreign Currency Translation

The Company has one non-U.S. subsidiary, where the functional currency is the United Arab Emirates dirham (“AED”). The Company’s foreign subsidiary maintains its records using local currency. The related assets and liabilities of this non-U.S. subsidiary have been translated using end of period exchange rates and stockholders’ equity is translated at the historical exchange rates to the U.S. dollar. Income and expense items were translated using average exchange rates for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

The exchange rate used to translate amounts in AED into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

Balance sheet:

	July 31, 2020	October 31, 2019
Period-end AED: USD exchange rate	$0.27230	$0.27230

Income statement:

	July 31, 2020	July 31, 2019
Average Quarterly AED: USD exchange rate	$0.27224	$0.27224

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2019, 2018, and 2017 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and nine months ended July 31, 2020, and for the three months ended July 31, 2019, as we incurred a net loss for those periods. At July 31, 2020, there were outstanding warrants to purchase approximately 1.3 billion shares of the Company’s common stock, approximately 72 million shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, and approximately 1.9 billion shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At July 31, 2019, there were outstanding warrants to purchase approximately 643 million shares of the Company’s common stock, approximately 88 million shares of the Company’s common stock issuable upon the conversion of series A and series C convertible preferred stock, approximately 2 million shares of the Company’s common stock to be issued, and approximately 12 million shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS.

Concentrations, Risks and Uncertainties

A significant portion of the Company’s ongoing operations are related to the international food industries, and its prospects for success are tied indirectly to interest rates and the worldwide demand for the Company’s food and beverage products.

Segment Reporting

Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting.

Recently Adopted Accounting Standards

Effective November 1, 2019, the Company adopted FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted ASC 842 using a modified retrospective approach as of the effective date of the new standard. Consequently, financial information has not been updated and the disclosures required under the ASC 842 have not been provided for dates and periods before November 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Upon adopting ASC 842 on November 1, 2019, the Company recognized a ROU asset of $174,241 and a corresponding lease liability of $188,792 pertaining to the Company’s corporate office lease. The lease liability was measured based on the present value of the future minimum lease payments utilizing the Company’s incremental borrowing rate. The ROU asset was measured based on the initial measurement of the lease liability, less a pre-existing deferred rent balance from the prior fiscal year. As the Company’s Dubai, UAE office lease has a lease term of only 12 months, no ROU asset or lease liability was recognized for this lease (see Note 5).

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards Not Yet Adopted

During August 2020, the FASB issued ASU 2020-06, to modify and simplify the application of U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The standard is effective for the Company as of November 1, 2024, with early adoption permitted. The Company is reviewing the impact of this guidance but does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited condensed consolidated financial statements.

NOTE 3: GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred a net loss of $11,146,322 and negative cash flows from operations of $1,869,926 for the nine months ended July 31, 2020. At July 31, 2020, the Company had a working capital deficit of $332,364, and an accumulated deficit of $39,640,912. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses total $399,133 and $65,749 at July 31, 2020 and October 31, 2019, respectively, and consist mainly of prepaid advertising, prepaid insurance, prepaid consulting, and deposits on purchases.

NOTE 5: LEASES

The Company has two operating leases, one for its corporate office in Gaithersburg, Maryland, and one for its domestic warehouse operations in Stafford, Texas. The Company also has a short-term lease for office space in Dubai, UAE.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 5: LEASES (continued)

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset, which is calculated on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense on the lease liability, which is calculated using the effective interest rate method. The Company had no finance leases at July 31, 2020.

For the three and nine months ended July 31, 2020, the Company had operating lease costs of $46,511 and $131,149, respectively, which are included in general and administrative expenses in the unaudited consolidated statements of operations. For the three and nine months ended July 31, 2020, the Company made operating lease cash payments of $48,080 and $134,744, respectively, which are included in cash flows from operating activities in the unaudited consolidated statements of cash flows.

At July 31, 2020, the remaining lease term for our corporate office and domestic warehouse operations is 17 months and 40 months, respectively, and the discount rate is 5%. Future annual minimum cash payments required under these operating type leases at July 31, 2020 are as follows:

Future Minimum Lease Payments:
Remainder of fiscal year 2020	$48,080
2021	193,925
2022	116,342
2023	100,595
2024	8,383
Total Minimum Lease Payments	$467,325
Less: amount representing interest	(31,899)
Present Value of Lease Liabilities	$435,426
Less: current portion	(175,434)
Long-Term Portion	$259,992

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

The purchase consideration to acquire the License totaled $5,357,377, which consisted of $50,000 cash paid subsequent to closing, $257,377 of accrued MLB License royalty fees that were assumed by the Company upon acquisition of the License (net of cash acquired of $350), and $5,050,000 cash that is contingently payable over time, through December 31, 2022, based on the future sales of MLB-branded products (see Note 12). The contingent consideration is recognized as an increase to the carrying amount of the License intangible asset when the payment becomes probable and estimable, net of any catch-up for amortization expense.

Acquired Customer Contracts

The acquired customer contracts were purchased for $544,630 (2,000,000 United Arab Emirates Dirham) from a third-party frozen foods vendor during September 2019, giving the Company the right to earn revenue under the terms of the acquired customer contracts.

The net carrying amount of the intangible assets are as follows:

	Estimated
	Useful Lives	July 31, 2020	October 31, 2019
Intangible assets:
MLB license	32 months	$357,027	$357,027
Customer contracts	7 years	544,630	544,630
Accumulated amortization		(236,919)	(63,950)
Intangible assets, net		$664,738	$837,707

As a result of the COVID-19 pandemic, we have considered its potential impact on our global supply chain, operations and routes to market or those of our suppliers, customers, distributors and retailers. Based on our analysis, we have determined there is currently no indication that the carrying amounts of our MLB License and acquired customer contracts are impaired and not fully recoverable, and therefore no impairment exists at July 31, 2020.

Amortization expense for the three and nine months ended July 31, 2020 was $53,233 and $172,969, respectively, and amortization expense for the three and nine months ended July 31, 2019 was $30,483.

Annual amortization expense related to the existing net carrying amount of the intangible assets for the next five years is expected to be as follows:

Remainder of fiscal year 2020	$53,233
Fiscal year 2021	$212,931
Fiscal year 2022	$100,325
Fiscal year 2023	$77,804
Fiscal year 2024	$77,804

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 7: INVESTMENT IN UNCONSOLIDATED ENTITY

On May 8, 2020, the Company entered into a Securities Purchase Agreement (the “May 8, 2020 Agreement”) with ZC Top Apparel Manufacturing (“ZC Top”) which confirmed and superseded a binding agreement dated April 3, 2020 (the “Acquisition Agreement”) wherein the Company acquired a 51% interest of the issued and outstanding common voting shares of ZC Top (the “Majority Interest”). The purchase price for the Majority Interest was $100,000, which was paid by the Company. Additional working capital can be provided by the Company when needed, from time to time, in the form of purchase financing, letters of credit, bank guarantees, merchant cash advances or any other structure that may be required to facilitate the business. ZC Top is a Philippines-based maker of highly sought-after reusable N95 fabric masks and biohazard suits.

NOTE 8: REVENUE DISAGGREGATION

The following table presents the Company’s revenue by country and major product lines:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
United Arab Emirates	$3,730,668	$2,220,805	$12,229,733	$6,040,974
Oman	794,593	311,214	1,831,220	709,465
Kingdom of Saudi Arabia	335,579	534,873	1,028,892	1,195,259
Bahrain	234,746	356,339	802,303	863,788
United States	1,077,491	54,263	1,102,477	54,263
Revenue	$6,173,077	$3,477,494	$16,994,625	$8,863,749

Food products	87%	100%	95%	100%
Apparel products	13%	-	5%	-
	100%	100%	100%	100%

NOTE 9: DEBT

Convertible Notes Payable

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

On January 9, 2020, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible note in the principal amount of $605,000 (including a $90,000 original issuance discount). The note matures on January 9, 2021, bears interest at a rate of 4% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $0.015 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On various dates through July 31, 2020, an aggregate of $200,000 of the outstanding principal and $21,789 of accrued interest was converted into an aggregate of 221,788,889 shares of the Company’s common stock. At July 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $450,689. The aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs at July 31, 2020 was $370,834.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 9: DEBT (continued)

On February 10, 2020, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $420,000 (including a $70,000 original issuance discount). The note matures on November 10, 2020, bears interest at a rate of 4% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.0125 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance of the note with certain prepayment penalties as defined in the note. Due to the variable conversion provision contained in the convertible promissory note that became effective upon the Company’s common stock closing share price falling below $0.01, the Company accounted for this conversion feature as a derivative liability, and recorded a derivative liability of $86,000. At July 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $447,800. The aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs at July 31, 2020 was $396,000.

On April 8, 2020, the Company entered into Amendment #1 to the convertible notes dated September 13, 2019 in the aggregate principal amount of $660,000 (including an aggregate of $110,000 in original issuance discounts), amending the conversion price. As a result of this amendment, an aggregate beneficial conversion feature of $598,888 was recognized based upon the intrinsic value of the conversion option as a discount of the convertible notes, which will be amortized to interest expense through the maturity dates. On various dates through July 31, 2020, an aggregate of $660,000 of the outstanding principal and $17,584 of accrued interest was converted into an aggregate of 163,962,250 shares of the Company’s common stock, and an aggregate beneficial conversion feature balance of $531,259 was amortized to interest expense, fully satisfying this obligation.

On April 21, 2020, the Company entered into Amendment #1 to the convertible note dated October 2, 2019 in the principal amount of $345,000 (including a $45,000 original issuance discount), amending the conversion price. As a result of this amendment, a beneficial conversion feature of $231,274 was recognized based upon the intrinsic value of the conversion option as a discount of the convertible note, which will be amortized to interest expense through the maturity date. On various dates through July 31, 2020, $345,000 of the outstanding principal and $12,615 of accrued interest was converted into an aggregate of 130,313,765 shares of the Company’s common stock, and the beneficial conversion feature balance of $218,583 was amortized to interest expense, fully satisfying this obligation.

On April 29, 2020, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $165,000 (including a $15,000 original issuance discount). The note matures on April 29, 2021, bears interest at a rate of 8% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $0.02 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the maturity date of the Note with certain prepayment penalties as defined in the note. At July 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $168,399. The aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs at July 31, 2020 was $145,945.

On May 12, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $153,000. The note matures on May 12, 2021, bears interest at a rate of 9% per annum, (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance of the note with certain prepayment penalties as defined in the note. At July 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $156,056. The aggregate balance of the convertible promissory note, net of deferred financing costs at July 31, 2020 was $150,666.

On July 14, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $63,000. The note matures on July 14, 2021, bears interest at a rate of 9% per annum, (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance of the note with certain prepayment penalties as defined in the note. At July 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $63,280. The aggregate balance of the convertible promissory note, net of deferred financing costs at July 31, 2020 was $60,148.

On July 22, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $90,000 (including a $15,000 original issuance discount). The note matures on July 22, 2021, bears interest at a rate of 4% per annum, (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the maturity date of the Note with certain prepayment adjustments as defined in the note. At July 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $90,099. The aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs at July 31, 2020 was $71,034.

At July 31, 2020 and October 31, 2019, there was $1,194,626 and $1,378,855 of convertible notes payable outstanding, net of discounts and beneficial conversion features of $113,373 and $231,146, respectively.

During the nine months ended July 31, 2020 and 2019, amortization of debt discount, issuance costs, and beneficial conversion features amounted to $1,222,435 and $751,414, respectively.

During the nine months ended July 31, 2020, an aggregate of $1,875,929 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were no payments toward the outstanding balances of convertible notes. During the nine months ended July 31, 2019, an aggregate of $1,485,633 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $1,118,049 toward the outstanding balances of convertible notes.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 9: DEBT (continued)

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

On February 8, 2019, the Company entered into Amendment No. 2 to the Monaco Note whereby the maturity date of the Monaco Note was extended to November 8, 2019.

Upon maturity on November 8, 2019, the Company was not able to pay the balance due and the interest rate immediately increased to 18% per annum. The note holder agreed to only impose the default interest rate and not proceed with any other default remedies currently available. Subsequent to July 31, 2020, the Company entered into Amendment No. 3 (the “Third Note Amendment”) to the Monaco Note whereby (i) the timing of payments of principal and interest was amended and (ii) it was acknowledged and agreed that so long as the principal and interest payment schedule, as amended by the Third Note Amendment, is satisfied by the Company, the Company will not be in default pursuant to the payment of principal and interest of the Note.

On March 31, 2020, the Company issued and sold a promissory note to an accredited investor in the principal amount of $312,500 (including a $62,500 original issuance discount). The note matures on July 1, 2020, bears interest at a rate of 4% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and provides a security interest in all of the Company’s equity ownership interest in its wholly owned subsidiary, Big League Foods, Inc (“BLF”). The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. On July 20, 2020, the Company and its wholly owned subsidiary BLF entered into a letter agreement (“Agreement”) with the accredited investor to extend the maturity date ninety (90) days to September 29, 2020.

Additionally, the Agreement provides that BLF will sell certain of its inventory (“Purchased Inventory”) to the accredited investor as an approved Distributor and that the accredited investor will make certain invoice payments to BLF vendors. Upon the sale of Purchased Inventory by the accredited investor, the accredited investor will retain the first $60,000 of proceeds and then apply future proceeds on a per case amount, as specified within the Agreement, as a reduction of the outstanding promissory note balance. Any remaining note balance will be due and payable by the Company upon maturity of the promissory note.

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

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points (3.15% at July 31, 2020). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At July 31, 2020, $500,000 was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. The Company was in compliance with all covenants at July 31, 2020.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 10: DERIVATIVE LIABILITY

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operation as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The derivative liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from October 31, 2019 to July 31, 2020. Total derivative liability at July 31, 2020 amounted to $86,000. At October 31, 2019 there was no derivative liability. The change in fair value included in earnings is $86,000.

The Company used the following assumptions for determining the fair value of the convertible instrument granted under the binomial pricing model with a binomial simulation at July 31, 2020:

Expected volatility	235.9%
Expected term	3.4 months
Risk-free interest rate	0.09%
Stock price	$0.003

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 2,972,333,338 are outstanding at July 31, 2020 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 28,944,601 are outstanding at July 31, 2020, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at July 31, 2020 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 430,801 shares are outstanding at July 31, 2020.

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

Series A Convertible Preferred Stock

During the nine months ended July 31, 2020, shareholders converted 15,625,500 shares of Series A Preferred Stock into the same number of shares of the Company’s common stock.

Common Stock

On June 30, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Rights Agreement”) with White Lion Capital, LLC (the “Investor”) pursuant to which the Investor agreed to invest up to five million dollars ($5,000,000) to purchase the Company’s common stock, par value $0.000001 per share, at a purchase price of 95% of the market price of the Company’s common stock during a valuation period as defined in the Purchase Agreement. The Rights Agreement was an inducement to the Investor to execute and deliver the Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of common stock issuable for Investor’s investment pursuant to the Purchase Agreement. The Purchase Agreement terminates on the earlier of (i) December 31, 2022, (ii) the date on which the Investor has purchased five million dollars ($5,000,000) of the Company’s common stock, (iii) at such time that the registration statement agreed to in the Rights Agreement is no longer in effect, (iv) upon Investor’s material breach of contract, (v) in the event a voluntary or involuntary bankruptcy petition is filed concerning the Company; or, (vi) if a Custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors. The Form S-1 to register the shares as required by the Rights Agreement became effective on August 4, 2020. As of July 31, 2020, no shares had been issued under the Purchase Agreement.

During the nine months ended July 31, 2020, the Company:

●	issued 597,688,075 shares of its common stock valued at $3,431,524, which includes aggregate beneficial conversion features of $830,162, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

●	issued 15,625,500 shares of its common stock for the conversion of 15,625,500 shares of its Series A Convertible Preferred stock.

●	issued 15,000,000 shares of its common stock for the vesting of the first 50% of a 30,000,000 common stock grant to Christopher Cutchens, the Company’s Chief Financial Officer. The Company recorded $123,750 of stock-based compensation expense during the nine months ended July 31, 2020, related to this common stock grant.

●	issued 12,241,252 shares of its common stock to an accredited investor for proceeds of $91,917.

●	issued 26,000,000 shares of its common stock to a vendor for services rendered.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the following assumptions for warrants earned during the nine months ended July 31, 2020:

Expected volatility	194.54% - 399.10%
Weighted-average volatility	122.01%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	0.37% - 1.57%

During the nine months ended July 31, 2020, the grant date fair value of the warrants earned was $8,859,550.

The following table sets forth common share purchase warrants outstanding at July 31, 2020:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2019	725,705,000	$0.003	$-
Warrants granted and issued	586,057,150	$0.006	$-
Warrants exercised	-	$-	$-
Warrants forfeited	(2,205,000)	$(0.066)	$-
Outstanding, July 31, 2020	1,309,557,150	$0.005	$-

Common stock issuable upon exercise of warrants	1,309,557,150	$0.005	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at July 31,	Contractual	Exercise	at July 31,	Exercise
Prices	2020	Life (Years)	Price	2020	Price
$0.0025	580,000,000	1.60	$0.0025	580,000,000	$0.0025
$0.0060	728,557,150	0.59	$0.0060	728,557,150	$0.0060
$0.0500	1,000,000	0.42	$0.0500	1,000,000	$0.0500
	1,309,557,150	1.04	$0.0050	1,309,557,150	$0.0050

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

During August 2019, $50,000 of the License contingent consideration was paid to the seller of BLF as the initial sale of an MLB-branded product was achieved during July 2019. At July 31, 2020, the Company believes it is a reasonable possibility that the remaining maximum amount of $5,000,000 will be paid over the term of the arrangement.

Guaranteed Minimum Royalties

The Company is obligated to pay royalties to certain vendors for the sale of products that contain their intellectual property. These royalty fees are based on a percentage of sales of the underlying products and are included in cost of revenue. The royalties also include certain guaranteed minimum payments. As of July 31, 2020, the Company’s total expected future obligation related to these guaranteed minimum payments was $1,000,833, of which the Company expects to pay $132,500 during the remaining fiscal year October 31, 2020, and $738,333 and $130,000 during the fiscal years ending October 31, 2021, and 2022, respectively. Amounts accrued at July 31, 2020 relating to these guaranteed minimum payments totaled $434,167 and are included in accounts payable and accrued expenses.

NOTE 13: LITIGATION

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

NOTE 14: ACQUISITION TERMINATION

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

NOTE 15: SUBSEQUENT EVENTS

Subsequent to July 31, 2020, an aggregate of $796,178 of principal and accrued interest have been converted into 1,243,474,947 shares of the Company’s common stock and 598,515,704 shares have been issued under the Purchase Agreement with White Lion Capital, LLC.

On August 14, 2020, the Company entered into amendment no. 3 (the “Third Note Amendment”) to the promissory note issued in favor of the Donald P. Monaco Insurance Trust (the “Note”) whereby (i) the timing of payments of principal and interest was amended and (ii) it was acknowledged and agreed that so long as the principal and interest payment schedule, as amended by the Third Note Amendment, is satisfied by the Company, the Company will not be in default pursuant to the payment of principal and interest of the Note.

On August 20, 2020, the Company’s wholly owned subsidiary BLF entered into a retail license agreement (“License Agreement”) with the National Hockey League (“NHL”) to produce and sell NHL-themed chocolate, gum, gummies and other confectionary products. Under this License Agreement, BLF has the rights to feature the names, nicknames, slogans, symbols, logos, emblems, insignia, colors, and uniform designs of each of the member teams of the NHL and sell such products throughout the United States territory. The term of the License Agreement is through June 30, 2022 and requires periodic license payments consisting of royalty payments and guaranteed annual minimum payments, as further defined in the License Agreement.

On September 1, 2020, the Company entered into an asset purchase agreement (the “APA”) with Eliot’s Adult Nut Butter, LLC (the “Seller” or “Eliot’s”) and the member owners of the Seller. Pursuant to the terms of the APA, the Seller sold and assigned substantially all of the assets, and certain specified liabilities, of the Seller to the Company. The aggregate purchase price of $400,000 for the purchased assets, plus the assumption of the assumed liabilities, will be paid by the Company as defined within the APA. In addition, in connection with the APA, Eliot’s entered into an employment agreement with the Founder of the Seller to serve as the President of Eliot’s.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended October 31, 2019 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2020.

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

Furthermore, during August 2019, we purchased all of the assets of a french fry business including customer contracts which provide us the right to earn revenue pursuant to such contracts throughout the Middle East. Additionally, during May 2020, we acquired a 51% interest of a Philippines-based maker of highly sought-after reusable N95 fabric masks and biohazard suits.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 2 above and the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2020 are those that depend most heavily on these judgments and estimates. As of July 31, 2020, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended July 31, 2020 compared to three months ended July 31, 2019

Revenue

Our revenue increased to $6,173,077 for the three months ended July 31, 2020, compared to $3,477,494 for the three months ended July 31, 2019, an increase of $2,695,583 or 78%. The increase is the result of increased international and domestic revenue with existing and new customers, including an initial $820,000 biohazard gown order through our Pachyderm Labs subsidiary. We continue to reduce the order backlog with customers by continuing to increase sales to customers and through increased working capital funding that allows us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $5,260,151 for the three months ended July 31, 2020, compared to $2,984,240 for three months ended July 31, 2019, representing an increase of $2,275,911 or 76%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses decreased to $1,182,899 for the three months ended July 31, 2020, compared to $1,762,088 for the three months ended July 31, 2019, a decrease of $579,189. The decrease is primarily due to decreases of $873,416 in stock-based compensation expense and $111,610 in legal and professional fees, partially offset by slightly higher expenses across all other categories to support the increase in revenue and higher expenses related to enhancements to our MLB branded products. The decrease in stock-based compensation expense is primarily the result of the 2020 Employment Agreement with the Company’s Chief Executive Officer which provided a one-time grant of warrants to increase his ownership to 20% of the Company’s common stock on a fully diluted basis during the three months ended April 30, 2020. Accordingly, there will be no future stock-based compensation expense related to this one-time grant of warrants as the entire related expense of $6,541,628 was recognized during the three months ended April 30, 2020.

Other (Expense) Income

Our other expense increased by $971,573 for the three months ended July 31, 2020 to $1,059,941. The increase is primarily the result of an increase in interest expense due to the full amortization of beneficial conversion features of certain amended convertible notes payable, an increase in initial derivative liability expense, and increases in amortization of debt discounts and issuance costs.

Net Loss

We generated a net loss of $1,329,914 for the three months ended July 31, 2020, compared to a net loss of $1,357,202 for the three months ended July 31, 2019, a decrease of $27,288. The decrease in net loss is primarily driven by the increase in gross profit and decrease in operating expenses, partially offset by the increase in other expense as disclosed above.

Nine months ended July 31, 2020 compared to nine months ended July 31, 2019

Revenue

Our revenue increased to $16,994,625 for the nine months ended July 31, 2020, compared to $8,863,749 for the nine months ended July 31, 2019, an increase of $8,130,876 or 92%. The increase is the result of increased international and domestic revenue with existing and new customers, including an initial $820,000 biohazard gown order through our Pachyderm Labs subsidiary. We continue to reduce the order backlog with customers by continuing to increase sales to customers and through increased working capital funding that allows us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $14,212,214 for the nine months ended July 31, 2020, compared to $7,551,837 for nine months ended July 31, 2019, representing an increase of $6,660,377 or 88%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses increased to $11,632,584 for the nine months ended July 31, 2020, compared to $2,861,792 for the nine months ended July 31, 2019, an increase of $8,770,792. The increase is primarily due to an increase of $7,072,134 in stock-based compensation expense related to performance warrants earned by our Chief Executive Officer and a restricted common stock grant to our Chief Financial Officer, coupled with higher expenses across all other categories to support the increase in revenue and higher expenses related to enhancements to our MLB branded products. The increase in stock-based compensation expense is primarily the result of the 2020 Employment Agreement with the Company’s Chief Executive Officer providing a one-time grant of warrants to increase his ownership to 20% of the Company’s common stock on a fully diluted basis. There will be no future stock-based compensation expense related to this one-time grant of warrants as the entire related expense of $6,541,628 was recognized during the six months ended April 30, 2020.

Other (Expense) Income

Our other expense increased by $4,314,961 for the nine months ended July 31, 2020 to $2,296,149. The increase is primarily the result of no loss on legal settlements, or gains on convertible notes payable settlement and extinguishment of debt in the current year, coupled with increases in interest expense due to the full amortization of beneficial conversion features of certain amended convertible notes payable, losses on convertible note payable settlement and extinguishment, and amortization of issuance costs, partially offset by decreases in amortization of debt discounts and initial derivative liability expense.

Net Loss

We generated a net loss of $11,146,322 for the nine months ended July 31, 2020, compared to net income of $468,932 for the nine months ended July 31, 2019, an increase of $11,615,254. The increase in net loss is primarily driven by the increase in operating expenses and other expense, partially offset by the increase in gross profit, as disclosed above.

Liquidity and Capital Resources

At July 31, 2020, we had $63,754 of cash and a working capital deficit of $332,364 as compared to cash of $371,898 and a working capital deficit of $1,787,284 at October 31, 2019.

Net cash used in operating activities was $1,869,926 for the nine months ended July 31, 2020 as compared to net cash used in operating activities of $1,425,926 for the nine months ended July 31, 2019. The increase in net cash used in operating activities was primarily due to a decrease in accounts payable and accrued expenses, coupled with increases in accounts receivable and prepaid expenses, partially offset by a reduction in inventories.

Net cash used in investing activities was $106,115 for the nine months ended July 31, 2020 as compared to net cash used in investing activities of $51,494 for the nine months ended July 31, 2019. The increase in net cash used in investing activities was primarily due to higher cash paid for acquisitions in the current year compared to prior year.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the nine months ended July 31, 2020, net cash provided by financing activities was $1,667,897 as compared to $1,857,270 during the nine months ended July 31, 2019. The decrease in net cash provided by financing activities was primarily due to lower net proceeds from the issuance of convertible notes payable and notes payable, coupled with lower net proceeds from the sale of common stock, partially offset by lower payments applied to convertible promissory notes. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2020 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of July 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All proceeds received from the following financings were used by the Company for working capital needs.

During the nine months ended July 31, 2020, the Company issued 12,241,252 shares of its common stock raising gross proceeds of $91,917.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
10.1	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.2	Form of Note (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.3	Form of Note (Incorporated by reference to Form 8-K filed on February 14, 2020)
10.4	Form of Note (Incorporated by reference to Form 8-K filed on April 7, 2020)
10.5	Termination Agreement (Incorporated by reference to Form 8-K filed on April 14, 2020)
10.6	Employment Agreement by and between Verus International, Inc. and Anshu Bhatnagar (Incorporated by reference to Form 8-K filed on April 29, 2020)
10.7	Form of Note (Incorporated by reference to Form 8-K filed on May 5, 2020)
10.8	Securities Purchase Agreement by and between Verus International, Inc. and ZC Top Apparel Manufacturing, Inc. (Incorporated by reference to Form 8-K filed on May 8, 2020)
10.9	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on May 18, 2020)
10.10	Form of Note (Incorporated by reference to Form 8-K filed on May 18, 2020)
10.11	Form of Common Stock Purchase Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.12	Form of Registration Rights Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.13*	Form of Securities Purchase Agreement dated July 14, 2020
10.14*	Form of Note dated July 14, 2020
10.15*	Form of Securities Purchase Agreement dated July 22, 2020
10.16*	Form of Note dated July 22, 2020
10.17	Form of Letter Agreement (Incorporated by reference to Form 8-K filed on July 24, 2020)
10.18	Amendment No. 3 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on August 20, 2020)
10.19	Form of Retail License Agreement (Incorporated by reference to Form 8-K filed on August 25, 2020)
10.20	Asset Purchase Agreement by and between Verus International, Inc. and Eliot’s Adult Nut Butter, LLC (Incorporated by reference to Form 8-K filed on September 3, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive Officer)
September 21, 2020

/s/ Christopher Cutchens
Christopher Cutchens
Chief Financial Officer (Principal Financial and Accounting Officer)
September 21, 2020

