Form 10-K
period 2020-10-31
VERUS INTERNATIONAL, INC.
filed 2021-03-19
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 001-34106

VERUS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

9841 Washingtonian Blvd #200
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

[  ] Yes [X] No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of April 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21 million.

As of March 18, 2021, 12,432,512 shares of common stock were issued as adjusted for a 1-for-500 reverse stock split which was completed and became effective on January 13, 2021.

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

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Verus,” “we,” “us,” and “our” refers to Verus International, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Explanatory Note

All references to shares of our common stock contained herein have been adjusted to reflect a 1-for-500 reverse stock split which was completed and became effective on January 13, 2021.

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

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. The MLB license covers all 30 MLB teams, and all of our products pursuant to such license featured “home team” packaging that matched the fan base in each region. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF.

Furthermore, during August 2019, we purchased all of the assets of a french fry business in the Middle East and during May 2020, we acquired a 51% interest of ZC Top Apparel Manufacturing, Inc. (“TAM”), a Philippines-based maker of reusable N95 fabric masks and biohazard suits. On October 5, 2020, as a result of TAM’s failure of contractual performance and breach of contract, all obligations under the binding term sheet were rescinded and a demand made for immediate return of the cash consideration of $100,000, that we paid, plus fees and costs to be determined. As we were unsuccessful in collecting the $100,000, at October 31, 2020 we determined the $100,000 uncollectible and wrote-off the balance to loss on disposal of unconsolidated entity within our consolidated statement of operations.

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

In addition, we are subject to U.S. and foreign anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) which prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We are also subject to the Export Sales Reporting Program of the United States Department of Agriculture (“USDA”) which monitors U.S. agricultural export sales on a daily and weekly basis. Commodities currently covered by the program include feed grains, wheat, wheat products, rye, flaxseed, linseed oil, cotton, cottonseed, oilseed products, rice, cattle hides and skins, and beef. In addition to the weekly requirement, daily reporting is required (except for soybean oil) when a single exporter sells in excess of specified amounts of one commodity in one day to a single destination, or cumulative sales in excess of specified amounts of one commodity during the weekly reporting period to a single destination. In addition to the foregoing, we must comply with The Office of Foreign Assets Control trade sanctions. The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals targeted against foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction and other threats to national security, foreign policy or economy of the United Stated.

Our failure to comply with any of the foregoing regulations or regulations that we may be subject to may be punishable by civil penalties, including fines, denial of export privileges, injunctions and asset seizures as well as criminal fines and imprisonment.

Market and Competition

We generate a majority of our revenue from food imported into the GCC countries of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The GCC has highly developed wholesale, grocery, and retail infrastructures that attract thousands of brands from around the world. According to reports published by Alpen Capital, halal food imports into the GCC are expected to continue growing significantly, while food imports account for the majority of food consumed in the GCC.

We also generate revenue from domestic U.S. sales of our MLB branded ice cream and gummi and chocolate candies. According to the International Dairy Foods Association, ice cream is an $11 billion industry with 1.4 billion gallons of ice cream and related frozen desserts produced annually in the U.S. and according to the National Confectioners Association, the confectionary industry generates $35 billion annually.

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

Recent Developments

Eliot’s Adult Nut Butter

On September 1, 2020 (the “Closing Date”), we entered into an asset purchase agreement (the “APA”) with Eliot’s Adult Nut Butter, LLC (the “Seller” or “Eliot’s”) and the member owners of the Seller (the “Members”). Pursuant to the terms of the APA, on the Closing Date, the Seller sold and assigned substantially all of the assets, and certain specified liabilities, of the Seller to us. The aggregate purchase price of $400,000 for the purchased assets, plus the assumption of the assumed liabilities, will be paid by us as follows:

(i)	$25,000 within six (6) months of the Closing Date;
(ii)	$25,000 within twelve (12) months of the Closing Date;
(iii)	issuance of $60,000 of our common stock to the Members based upon the closing market price on the Closing Date;
(iv)	earn out payments (up to a maximum of $290,000) to be paid quarterly at a rate equal to the greater of (i) $1.26 per case sold or (ii) five percent (5%) of the per case wholesale price; provided that certain gross profit margin and EBITDA conditions are also met.

In addition, in connection with the APA, on the Closing Date, Eliot’s entered into an employment agreement with the Founder of the Seller to serve as the President of Eliot’s.

Subsequent to the Closing Date, as a result of our and Sellers inability to agree upon advancement of Eliot’s business operations, effective February 1, 2021, we entered into a Mutual Rescission and Release Agreement (“Rescission Agreement”) with the Sellers, pursuant to which, among other things, all agreements between the parties including (i) the Asset Purchase Agreement dated September 1, 2020, (ii) the Assignment and Assumption Agreement dated September 1, 2020, (iii) the Bill of Sale dated September 1, 2020, (iv) the Employment Agreement by and between Eliot’s and Michael Kanter dated September 1, 2020, and (v) all related ancillary agreements (collectively, “Original Contracts”) were terminated and the parties released each other from all obligations arising from the Original Contracts.

Big League Foods

On December 18, 2020, we and our wholly owned subsidiary, Big League Foods, Inc. (“BLF”), entered into a letter agreement (the “Agreement”) with ACG Global Solutions, Inc. (“ACG”) and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF agreed to sell, transfer, and assign all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF.

Financings

On January 4, 2021, we entered into a securities purchase agreement with an accredited investor pursuant to which we issued and sold a convertible promissory note in the principal amount of $95,000 (the “Note”). The Note matures on January 4, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of our common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein. On January 7, 2021, the proceeds received from this Note were used to prepay the convertible promissory note dated July 14, 2020.

On January 7, 2021, we prepaid a convertible promissory note, including principal, accrued interest, and prepayment amount as set forth within such convertible promissory note dated July 14, 2020. The convertible promissory note in the principal amount of $63,000 was issued and sold by us to an accredited investor under a securities purchase agreement dated July 14, 2020.

On January 13, 2021, we issued and sold a convertible promissory note to an accredited investor in the principal amount of $88,000 (including a $4,000 original issuance discount) (the “Note”). The Note matures on January 13, 2022, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of our common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid at any time prior to the 180th day after the issuance date of the Note with certain prepayment amounts as set forth therein.

On February 1, 2021, we entered into a securities purchase agreement with an accredited investor pursuant to which we issued and sold a promissory note in the principal amount of $303,000 (including a $39,500 original issue discount) (the “Note”). The Note matures on February 1, 2022, bears interest at a rate of 12% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the Note)), and is only convertible into shares of our common stock upon an Event of Default at a conversion price as specified in the Note, subject to adjustment. Payments shall be made in eight (8) installments each in the amount of $42,420 commencing on the fifth (5th) monthly anniversary following the issue date and continuing thereafter each thirty (30) days for eight (8) months. The Note may be prepaid at any time as set forth therein.

Employees

As of March 18, 2021, we had 13 full-time employees and 7 part-time employees.

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

Effective October 16, 2018, we changed our name from RealBiz Media Group, Inc. to Verus International, Inc. and our ticker symbol to “VRUS.”

On April 25, 2019, we entered into a stock purchase agreement with BLF and James Wheeler, the sole stockholder of BLF pursuant to which we purchased all of the outstanding capital stock of BLF. Upon the closing of such acquisition, BLF became our wholly-owned subsidiary and we acquired a license with MLB to sell MLB-branded frozen dessert products and confections covering all 30 MLB teams. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF.

On August 30, 2019, we entered into an asset purchase agreement with a seller (“Seller”), to which we purchased all of the assets of the Seller’s french fry business in the Middle East.

On May 8, 2020, we acquired a 51% interest of ZC Top Apparel Manufacturing, Inc. (“TAM”), a Philippines-based maker of reusable N95 fabric masks and biohazard suits. On October 5, 2020, as a result of TAM’s failure of contractual performance and breach of contract, all obligations under the binding term sheet were rescinded and a demand made for immediate return of the cash consideration of $100,000, that we paid, plus fees and costs to be determined. As we were unsuccessful in collecting the $100,000, at October 31, 2020 we determined the $100,000 uncollectible and wrote-off the balance to loss on disposal of unconsolidated entity within our consolidated statement of operations.

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

Risks Related to Our Business

We have no history of profitability.

We commenced operations in 1994 and to date have not generated any profit. We do not have a significant operating history which would provide you with meaningful information about our past or future operations with respect to our international consumer packaged goods, foodstuff distribution and wholesale trade. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ended October 31, 2020.

We have had net losses of $ 15,670,193 and $2,389,850 for the years ended October 31, 2020 and 2019, respectively. Furthermore, we had a working capital surplus of $488,312 and deficit of $1,787,284 at October 31, 2020 and 2019, respectively. If we are unable to achieve profitability, we may be unable to continue our operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of October 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended October 31, 2020 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of October 31, 2020 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

For the year ended October 31, 2020, approximately 54% of accounts receivable were concentrated with six customers and approximately 61% of revenues were concentrated with seven customers, all of which customers are located outside the United States. For the year ended October 31, 2019, approximately 42% of accounts receivable were concentrated with three customers and approximately 66% of revenues were concentrated with six customers, all of which customers are located outside the United States. The loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition.

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

Our business and financial results could be negatively impacted by the recent outbreak of COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. During 2020, COVID-19 has significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

●	Commodity costs have become more volatile due to the COVID-19 outbreak and we expect continued commodity cost volatility;

●	The COVID-19 outbreak could disrupt our global supply chain, operations and routes to market or those of our suppliers, customers, distributors and retailers. These disruptions or our failure to effectively respond to them could increase product or distribution costs or cause delays in delivering or an inability to deliver products to our customers;

●	Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our business objectives;

●	Illness, travel restrictions or workforce disruptions could negatively affect our supply chain, distribution or other business processes;

●	Government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries have temporarily disrupted our ability to distribute our products in some of these markets. Continuation or expansion of these disruptions could materially adversely impact our operations and results; and

●	The COVID-19 outbreak has increased volatility and pricing in the capital markets and volatility is likely to continue which could have a material adverse effect on our ability to obtain financing.

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

Our success materially depends upon the expertise, experience and continued service of our management and other key personnel, including but not limited to, our current Chairman of the Board of Directors, Anshu Bhatnagar. If we lose the services of Anshu Bhatnagar or any of other member of management, our business would be materially and adversely affected.

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

Our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Our Certificate of Incorporation authorizes us to issue up to 125,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. As of March 18, 2021, we have designated (i) 120,000,000 shares of preferred stock as Series A Convertible Preferred Stock, of which 28,955,601 are outstanding, (ii) 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock, none of which are outstanding and (iii) 1,000,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 680,801 shares are outstanding.

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

As of March 18, 2021, members of our management team beneficially owned approximately 50% of our outstanding voting capital. As a result, our management team may have the ability to control substantially all matters submitted to our stockholders for approval including:

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

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted from the OTC Pink, among other potential problems.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company has two operating leases, one for its corporate office in Gaithersburg, Maryland and one for its domestic warehouse operations in Stafford, Texas. The Company also has a short-term lease for office space in Dubai, UAE. Through February 8, 2021, our corporate office was located at 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and consisted of 2,798 square feet for $7,644 per month. Effective February 8, 2021, we terminated this sublease and entered into a short-term lease for corporate office space at 9841 Washingtonian Blvd., Suite 200, Gaithersburg MD 20878. Our domestic warehouse operations are located at 4003 Greenbriar Drive, Stafford, TX 77477, and consists of 10,100 square feet of warehouse and office space for $8,383 per month, through expiration on November 30, 2023.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Pink tier of the OTC Markets under the symbol “VRUS”. Our common stock was listed on the following tiers of the OTC Markets under the following symbols: (i) we began trading on the OTC Markets (on the Grey Market) on October 14, 2008 under the symbol “WBDG”; (ii) on November 10, 2008, our common stock began trading under the symbol “WBDG” on the OTCQB; (iii) on September 21, 2011, our common stock began trading under the symbol “WBDG” on the OTC Pink tier of the OTC Markets; (iv) on June 6, 2012, our common stock began trading under the symbol “WBDG” on the OTCQB; (v) on November 2, 2012, we changed our symbol to “RBIZ”; (vi) on April 10, 2018, our common stock began trading under the symbol “RBIZ” on the OTC Pink tier of the OTC Markets, (vii) on October 16, 2018, our common stock began trading under the symbol “VRUS” on the OTC Pink tier of the OTC Markets, (viii) on July 17, 2019, our common stock began trading under the symbol “VRUS” on the OTCQB, and (viii) on February 16, 2021, our common stock began trading under the symbol “VRUS” on the OTC Pink. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of March 18, 2021 we had 242 holders of record of our common stock.

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

Explanatory Note

All references to shares of our common stock contained herein have been adjusted to reflect a 1-for-500 reverse stock split which was completed and became effective on January 13, 2021.

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

In addition to the foregoing, since our acquisition of BLF during April 2019, pursuant to which we acquired a license with MLB to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF.

Furthermore, during August 2019, we purchased all of the assets of a french fry business in the Middle East and during May 2020, we acquired a 51% interest of TAM, a Philippines-based maker of reusable N95 fabric masks and biohazard suits. On October 5, 2020, as a result of TAM’s failure of contractual performance and breach of contract, all obligations under the binding term sheet were rescinded and a demand made for immediate return of the cash consideration of $100,000, that we paid, plus fees and costs to be determined. As we were unsuccessful in collecting the $100,000, at October 31, 2020 we determined the $100,000 uncollectible and wrote-off the balance to loss on disposal of unconsolidated entity within our consolidated statement of operations.

Recent Developments

Eliot’s Adult Nut Butter

On September 1, 2020 (the “Closing Date”), we entered into an asset purchase agreement (the “APA”) with Eliot’s Adult Nut Butter, LLC (the “Seller” or “Eliot’s”) and the member owners of the Seller (the “Members”). Pursuant to the terms of the APA, on the Closing Date, the Seller sold and assigned substantially all of the assets, and certain specified liabilities, of the Seller to us. The aggregate purchase price of $400,000 for the purchased assets, plus the assumption of the assumed liabilities, will be paid by us as follows:

(i)	$25,000 within six (6) months of the Closing Date;
(ii)	$25,000 within twelve (12) months of the Closing Date;
(iii)	issuance of $60,000 of our common stock to the Members based upon the closing market price on the Closing Date;
(iv)	earn out payments (up to a maximum of $290,000) to be paid quarterly at a rate equal to the greater of (i) $1.26 per case sold or (ii) five percent (5%) of the per case wholesale price; provided that certain gross profit margin and EBITDA conditions are also met.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, in connection with the APA, on the Closing Date, Eliot’s entered into an employment agreement with the Founder of the Seller to serve as the President of Eliot’s.

Subsequent to the Closing Date, as a result of our and Sellers inability to agree upon advancement of Eliot’s business operations, effective February 1, 2021, we entered into a Mutual Rescission and Release Agreement (“Rescission Agreement”) with the Sellers, pursuant to which, among other things, all agreements between the parties including (i) the Asset Purchase Agreement dated September 1, 2020, (ii) the Assignment and Assumption Agreement dated September 1, 2020, (iii) the Bill of Sale dated September 1, 2020, (iv) the Employment Agreement by and between Eliot’s and Michael Kanter dated September 1, 2020, and (v) all related ancillary agreements (collectively, “Original Contracts”) were terminated and the parties released each other from all obligations arising from the Original Contracts.

Big League Foods

On December 18, 2020, we and our wholly owned subsidiary, Big League Foods, Inc. (“BLF”), entered into a letter agreement (the “Agreement”) with ACG Global Solutions, Inc. (“ACG”) and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF agreed to sell, transfer, and assign all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF.

Financings

On December 18, 2020, we entered into an amendment (the “Special Amendment”) to the promissory note issued to ACG Global Solutions, Inc. (the “Note”), effective March 31, 2020, whereby amendments were made to (i) extend the maturity date of the Note to December 31, 2021 (the “Maturity Date”), (ii) modify the prepayment clause to whereby payment by us of $150,000 or more on or before the Maturity Date will cause the Note to be forgiven and considered paid in full, (iii) modify the event of default and note collateral clauses, and (iv) add additional remedies upon the occurrence of an event of default.

On January 4, 2021, we issued and sold a convertible promissory note in the principal amount of $95,000, which note accrues interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an event of default), matures on January 4, 2022, and is convertible into shares of our common stock at a conversion price as specified in the note, subject to adjustment. On January 7, 2021, the proceeds received from this note were used to prepay the convertible promissory note dated July 14, 2020.

On January 7, 2021, we prepaid a convertible promissory note, including principal, accrued interest, and prepayment amount as set forth within such convertible promissory note dated July 14, 2020. The convertible promissory note in the principal amount of $63,000 was issued and sold by us to an accredited investor under a securities purchase agreement dated July 14, 2020.

On January 13, 2021, we issued and sold a convertible promissory note in the principal amount of $88,000 (including a $4,000 original issuance discount), which note accrues interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an event of default), matures on January 13, 2022, and is convertible into shares of our common stock at a conversion price as specified in the note, subject to adjustment.

On February 1, 2021, we issued and sold a promissory note in the principal amount of $303,000 (including a $39,500 original issue discount), which note accrues interest at a rate of 12% per annum (increasing to 24% per annum upon the occurrence of an event of default, matures on February 1, 2022, and is only convertible into shares of our common stock upon an event of default at a conversion price as specified in the note, subject to adjustment. Payments shall be made in eight (8) installments each in the amount of $42,420 commencing on the fifth (5th) monthly anniversary following the issue date and continuing thereafter each thirty (30) days for eight (8) months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations for the Years Ended October 31, 2020 and 2019

Revenue

Our revenue increased to $21,747,361 for the year ended October 31, 2020, compared to $13,611,101 for the year ended October 31, 2019, an increase of $8,136,260 or 60%. The increase is the result of increased international and domestic revenue with existing and new customers, including an initial $820,000 biohazard gown order through our Pachyderm Labs subsidiary. We continue to reduce the order backlog with customers by continuing to increase sales to customers and through increased working capital funding that allows us to procure additional products for sale.

Cost of Revenues

Cost of revenue totaled $18,380,162 for the year ended October 31, 2020, compared to $11,546,413 for the year ended October 31, 2019, an increase of $6,833,749 or 59%. The increase is the result of higher revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses increased to $12,813,667 for the year ended October 31, 2020, compared to $6,181,569 for the year ended October 31, 2019, an increase of $6,632,098, or 107%. The increase is primarily due to an increase of $8,426,873 in stock-based compensation expense related to performance warrants earned by our Chief Executive Officer and a restricted common stock grant to our Chief Financial Officer, coupled with higher expenses across all other categories, except legal and professional fees, to support the increase in revenue and higher expenses related to enhancements to our branded products. The increase in stock-based compensation expense is primarily the result of the 2020 Employment Agreement with the Company’s Chief Executive Officer providing a one-time grant of warrants to increase his ownership to 20% of the Company’s common stock on a fully diluted basis. There will be no future stock-based compensation expense related to this one-time grant of warrants as the entire related expense of $6,541,628 was recognized during the six months ended April 30, 2020.

Other Income (Expenses)

Our other income (expense), net decreased by $7,950,756 for the year ended October 31, 2020. The decrease is primarily the result of increases in (loss) gain on extinguishment/settlement of debt due to conversions of convertible notes payable, interest expense due to the full amortization of beneficial conversion features of certain amended convertible notes payable, and loss on equity issuances under S-1 registration statement due to the value of shares of common stock issued compared to the proceeds received by us. The decrease was partially offset by the result of no loss on legal settlements during the current year.

Net Loss

We generated a net loss of $15,670,193 for the year ended October 31, 2020, compared to a net loss of $2,389,850 for the year ended October 31, 2019, an increase of $13,280,343. The increase in net loss is primarily driven by the increase in operating expenses and other (expenses) income, partially offset by the increase in gross profit as disclosed above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2020, we had $21,509 of cash on-hand, a decrease of $350,389 from $371,898 at October 31, 2019.

Net cash used in operating activities was $2,486,939 for the year ended October 31, 2020, an increase of $248,575 from $2,238,364 used during the year ended October 31, 2018. The increase in net cash used in operating activities was primarily due to a decrease in accounts payable and accrued expenses, coupled with increases in prepaid expenses and other assets, partially offset by a reduction in inventories.

Net cash used in investing activities was $242,223 for the year ended October 31, 2020, compared to net cash used in investing activities of $111,120 for the year ended October 31, 2019. The increase in net cash used in investing activities was primarily due to higher capital expenditures and an investment in an unconsolidated entity, partially offset by a decrease in cash paid for acquisitions in the current year compared to prior year.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the year ended October 31, 2020, net cash provided by financing activities was $2,378,773 as compared to $2,692,828 during the year ended October 31, 2019. The decrease in net cash provided by financing activities was primarily due to lower net proceeds from the issuance of convertible notes payable and notes payable, partially offset by lower payments applied to convertible promissory notes and lower net proceeds from the sale of common stock. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

Impact of COVID-19 Pandemic

A novel strain of coronavirus, COVID-19, surfaced during December 2019 and has spread around the world, including to the United States. During March 2020, COVID-19 was declared a pandemic by the World Health Organization. During certain periods of the pandemic thus far, a number of U.S. states and various countries throughout the world had been under governmental orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. As a result of these governmental orders, we temporarily closed our domestic and international offices and required all of our employees to work remotely. Although these temporary office closures created minor disruption to our business operations, such disruptions to date have not been significant.

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within this Annual Report on Form 10-K. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time. We continue to actively monitor the pandemic and may determine to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 – “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended October 31, 2020 included elsewhere in this Annual Report on Form 10-K.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Revenue is derived from the sale of consumable and non-consumable products. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 11).

Income Taxes

We account for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. we have recorded a full valuation allowance for our net deferred tax assets as of October 31, 2020 and 2019 because realization of those assets is not reasonably assured.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2020 and 2019.

Share-Based Compensation

We compute share based payments in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants.

Restricted stock awards are granted at the discretion of the compensation committee of our board of directors (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of our common stock on the grant date.

We estimate the fair value of stock options and warrants by using the Black-Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our common stock over the expected term of the option. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. We are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.

We account for share–based payments granted to non–employees in accordance with ASC 505–50, “Equity Based Payments to Non–Employees.” We determine the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Accounts Receivable

We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. At October 31, 2020 and 2019, we determined there was no requirement for an allowance for doubtful accounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New Accounting Standards

Refer to Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recently adopted and to be adopted accounting standards.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2020 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of October 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of October 31, 2020, our internal control over financial reporting was effective based on such criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Other Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of March 18, 2021.

Name	Age	Position(s)

Anshu Bhatnagar	47	Chairman of the Board of Directors

Apurva Dhruv	40	Chief Executive Officer

Thomas Butler Fore	54	Director

Biographies for the members of our Board of Directors and our management team are set forth below.

Anshu Bhatnagar – Chairman of the Board of Directors

Anshu Bhatnagar has served as our Chairman of our board of directors since January 2, 2017, and served as our Chief Executive Officer from January 2, 2017 through February 17, 2021. In addition, since January 2019, Mr. Bhatnagar has served as the Chief Executive Officer and Chairman of the board of directors of mPhase Technologies, Inc. Mr. Bhatnagar is a food distribution veteran and previously was the Chief Executive Officer of American Agro Group, an international trading and distribution company that specialized in exporting agricultural commodities and food products from May 2012 to January 2016. Mr. Bhatnagar was also a Managing Member of Blue Capital Group, a real estate oriented multi-family office focused on acquiring, developing, and managing commercial real estate as well as investing in operating businesses from January 2008 to December 2016. He has also owned and operated other successful businesses in technology, construction and waste management. We believe Mr. Bhatnagar is qualified to serve as a member of our board because of his extensive business experience including his experience in the food industry.

Apurva Dhruv – Chief Executive Officer

Apurva Dhruv has served as our Chief Executive Officer since February 17, 2021, and served as our President of Verus Foods (Americas) from August 28, 2020 through February 17, 2021. Mr. Dhruv is an entrepreneur with deep roots in consumer and wholesale operations, having owned and operated companies involved in product creation and placement over the last decade. Mr. Dhruv entered the CBD industry during 2018 and has been part of the industry-wide effort to greenfield and build CBD distribution networks, providing access to trends and relationships in this evolving industry. Mr. Dhruv is an expert on retail distribution, with significant relationships and experience in a variety of product categories, particularly at the convenience store level.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officer (“named executive officer”) and the other executive officers during our fiscal years ended October 31, 2020 and 2019.

Name and Position	Year	Salary ($)	Bonus	Stock Awards ($)		Option Awards	Non- Equity Incentive	Other ($) (4)	Total ($)
Anshu Bhatnagar	2020	$320,833	$-	$8,927,299	(2)	$-	$-	$-	$9,248,132
Chief Executive Officer and Director	2019	$175,000	$-	$2,515,794	(2)	$-	$-	$-	$2,690,794

Christopher Cutchens (1)	2020	$91,667	$-	$180,000	(3)	$-	$-	$-	$271,667
Chief Financial Officer	2019	$75,000	$-	$-		$-	$-	$-	$75,000

(1) On December 9, 2020, Mr. Cutchens resigned as the Company’s Chief Financial Officer and completed an agreed upon transition by January 8, 2021.

(2) The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2020 stock awards relates to warrants to purchase shares of the Company’s common stock that are granted under the provisions of the Chief Executive Officer’s employment agreement and are immediately vested upon being earned and an issuance of Series C convertible preferred stock. For additional information regarding assumptions underlying the valuations of these stock awards and the calculation method, please refer to Note 14 to our consolidated financial statements.

(3) The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2020 stock awards relates to common stock granted on June 1, 2019 under the provisions of the Chief Financial Officer’s employment agreement and are immediately vested upon being earned.

Outstanding Equity Awards at Fiscal Year End

None.

Director Compensation

Our non-employee directors have elected to forego any cash compensation for participating in board of directors and committee meetings until such time as we become profitable over the course of an entire fiscal year, at which time the board of directors may reconsider the structure of its director compensation. However, effective November 1, 2019, our non-employee directors began receiving shares of our common stock as compensation for participating in board of directors and committee meetings in an amount of $5,000 of our common stock per quarter, aggregating to $20,000 of our common stock per year. In general, director compensation will be subject to review and adjustment from time to time at the discretion of our board of directors. Accordingly, our non-employee directors received no cash compensation and $20,000 of our common stock during the fiscal year ended October 31, 2020.

Employment Agreements

Anshu Bhatnagar Employment Agreement

On April 29, 2020, the Company entered into an amended and restated employment agreement (the “Bhatnagar Employment Agreement”) with Anshu Bhatnagar pursuant to which Mr. Bhatnagar shall serve as Chief Executive Officer of the Company. The term of the Bhatnagar Employment Agreement will continue until December 31, 2020 unless extended or earlier terminated pursuant to the terms of the Bhatnagar Employment Agreement. Pursuant to the terms of the Bhatnagar Employment Agreement, Mr. Bhatnagar shall be entitled to receive five forms of compensation to include cash-based salary, stock-based salary, annual cash-based bonus, annual grants of restricted common stock and the opportunity to participate in the Company’s equity plans. Pursuant to the terms of the Bhatnagar Employment Agreement, Mr. Bhatnagar shall, among other things, (i) receive an annual base salary of $350,000 which may be increased at the sole discretion of the Company’s Board, (ii) an annual cash bonus at the sole discretion of the Board, (iii) a bonus in an amount equal to up to 100% of Mr. Bhatnagar’s then base salary at the sole discretion of the Board, and (iv) a stock-based bonus at the sole discretion of the Company. In addition, Mr. Bhatnagar received a warrant to purchase up to 943,768 shares of the Company’s Common Stock at an exercise price of $3.00 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 18, 2021, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 18, 2021, we had 12,432,512 shares of common stock issued (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1), 41,444,601 shares of Series A Preferred Stock outstanding and 430,801 shares of Series C Preferred Stock outstanding.

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

Shares of common stock that are currently exercisable or convertible within 60 days of March 18, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock	Series C Preferred Stock Ownership	Percentage of Series C Preferred Stock	Percentage of Total Voting Power(2)
Officers and Directors:
Anshu Bhatnagar	1,457,114	(3)	10.5%	100,000	*	645,801	94.9%	49.5%
Thomas Butler Fore	8,889		*	-	0%	-	0%	*
All Officers and Directors as a Group (2 Persons)	1,466,003		10.6%	100,000	*	645,801	94.9%	49.5%
5% Stockholders:
Monaker Group, Inc. (4)(5)	109,775		*	16,344,601	56.5%	-	0%	*
Monaco Investment Partners, LP (6)	19,175		*	12,500,000	43.2%	-	0%	*
Donald P. Monaco (7)	19,175		*	12,500,000	43.2%	20,000	2.9%	1.7%
ARJ Consulting, LLC (8)	960,000	(9)	7.2%	-	0%	-	0%	0%
Andrew Garnock	960,000	(10)	7.2%	-	0%	-	0%	0%

* Less than one percent.

(1) Unless otherwise indicated, the address of the stockholder is c/o Verus International, Inc., 9841 Washingtonian Blvd., Suite 200, Gaithersburg, MD 20878.

(2) Holders of our common stock are entitled to one vote per share, holders of our Series A Convertible Preferred Stock are entitled to 0.0001 votes per share and holders of our Series C Preferred Stock are entitled to 20 votes per share. Accordingly, as of March 18, 2021, holders of our common stock are entitled to 12,432,512 votes, holders of our Series A Preferred Stock are entitled to 57,889 votes and holders of our Series C Preferred Stock are entitled to 13,616,020 votes.

(3) Includes 1,457,114 shares of common stock issuable upon exercise of warrants.

(4) William Kerby is the Chief Executive Officer of Monaker Group, Inc, and in such capacity has voting and dispositive power over the securities held by such entity.

(5) Share amounts are pursuant to Monaker Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020.

(6) Donald P. Monaco is the Managing Partner of Monaco Investment Partners, LP, and in such capacity has voting and dispositive power over the securities held by such entity.

(7) Share amounts include 19,175 shares of common stock and 12,500,000 shares of Series A Preferred Stock held by Monaco Investment Partners, LP and 20,000 shares of Series C Preferred Stock held by Monaco Investment Partners II, LP. Donald P. Monaco is the Managing Partner of Monaco Investment Partners, LP, and Monaco Investment Partners II, LP, and in such capacity has voting and dispositive power over the securities held by each entity.

(8) Andrew Garnock is the Sole Member and Sole Manager of ARJ Consulting, LLC (“ARJ”) and in such capacity has voting and dispositive power over the securities held by such entity.

(9) Includes 960,000 shares of common stock issuable upon exercise of warrants. Does not exclude any shares of common stock issuable upon exercise of warrants which contain an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(10) Includes 960,000 shares of common stock issuable upon exercise of warrants issued in favor of ARJ. Andrew Garnock is the Sole Member and Sole Manager of ARJ and in such capacity has voting and dispositive power over the securities held by such entity.

Securities Authorized for Issuance under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2020 (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-	-	-
Equity compensation plans not approved by security holders (2)(3)	-	$5,000.00	66,320
Total	-	$5,000.00	66,320

(1)	On October 6, 2020, our board of directors and shareholders adopted the 2020 Equity Incentive Plan (the “2020 Plan”).

(2)	On July 24, 2015, our board of directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), on December 26, 2018, our board of directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and on October 6, 2020, our board of directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”).

(3)	See Note 14 to the consolidated financial statements for more information on restricted stock grants.

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

Authorized Shares

The 2015 Plan authorizes the issuance of 67,040 shares of common stock, subject to adjustment. As of October 31, 2020, we have issued 720 shares of common stock under the 2015 Plan.

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

The 2018 Plan provides for the reservation of 299,800 shares of common stock for issuance thereunder (the “Share Limit”), and provides that the maximum number of shares that may be issued pursuant to the exercise of ISOs is 299,800 (the “ISO Limit”). The number of shares available for issuance under the 2018 Plan constitutes approximately 10% of our issued and outstanding shares of common stock as of the date of Board approval.

Key Features of the 2018 Plan

Certain key features of the 2018 Plan are summarized as follows:

●	If not terminated earlier by our board of directors, the 2018 Plan will terminate on December 26, 2028.

●	Up to a maximum aggregate of 299,800 shares of common stock may be issued under the 2018 Plan. The maximum number of shares that may be issued pursuant to the exercise of ISOs is also 299,800.

●	The 2018 Plan will generally be administered by either the board or a committee comprised solely of independent members of our board of directors (the “Committee”). The Committee will be the compensation committee unless otherwise designated by our board of directors. Our board of directors may designate a separate committee to make awards to employees who are not officers subject to the reporting requirements of Section 16 of the Exchange Act.

●	Employees, consultants and board members are eligible to receive awards, provided that the Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted stock, RSUs, SARs, other equity awards and/or cash awards.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant.

●	Stock options and SARs may not be repriced or exchanged without stockholder approval.

●	The maximum exercisable term of stock options and SARs may not exceed ten years.

●	Awards are subject to recoupment of compensation policies adopted by the Company.

Eligibility to Receive Awards. Employees, consultants and board members of the Company and certain of our affiliated companies are eligible to receive awards under the 2018 Plan. The Committee determines, in its discretion, the selected participants who will be granted awards under the 2018 Plan.

Shares Subject to the 2018 Plan. The maximum number of shares of Common Stock that can be issued under the 2018 Plan is 299,800 shares.

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

Types of Awards.

Stock Options. A stock option is the right to acquire shares at a fixed exercise price over a fixed period of time. The Committee will determine, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant of the stock option. The exercise price of each stock option granted under the 2018 Plan must be paid in full at the time of exercise, either with cash, or through a broker-assisted “cashless” exercise and sale program, or net exercise, or through another method approved by the Committee. Stock options granted under the 2018 Plan may be either ISOs or NQSOs. In order to comply with Treasury Regulation Section 1.422-2(b), the 2018 Plan provides that no more than 299,800 shares may be issued pursuant to the exercise of ISOs.

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

2020 Equity Incentive Plan

Summary

Our 2020 Plan was adopted by our board of directors and by the stockholders on October 6, 2020. Having an adequate number of shares available for future equity compensation grants is necessary to promote our long-term success and the creation of stockholder value by:

●	Enabling us to continue to attract and retain the services of key service providers who would be eligible to receive grants;

●	Aligning participants’ interests with stockholders’ interests through incentives that are based upon the performance of our Common Stock;

●	Motivating participants, through equity incentive awards, to achieve long-term growth in the Company’s business, in addition to short-term financial performance; and,

●	Providing a long-term equity incentive program that is competitive as compared to other companies with whom we compete for talent.

The 2020 Plan will permit the discretionary award of incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), other equity awards and/or cash awards to selected participants. The 2020 Plan will remain in effect until the earlier of (i) October 31, 2030 and (ii) the date upon which the 2020 Plan is terminated pursuant to its terms, and in any event subject to the maximum share limit of the 2020 Plan.

The 2020 Plan provides for the reservation of 1,500,000 shares of common stock for issuance thereunder. The number of shares available for issuance under the 2020 Plan constitutes approximately 15% of issued and outstanding shares of common stock as of the date of Board approval.

Key Features of the 2020 Plan

Certain key features of the 2020 Plan are summarized as follows:

●	If not terminated earlier by the Board, the 2020 Plan will terminate on October 31, 2030.

●	Up to a maximum aggregate of 1,500,000 shares of common stock may be issued under the 2020 Plan. The maximum number of shares to be issued to the exercise of ISOs shall comply with Treasury Regulation Section 1.422-2(b). The 2020 Plan is limited to issue that number of shares exercisable for the first time by any individual during any calendar year whose aggregate fair market value does not exceed $100,000.

●	The 2020 Plan will generally be administered by a committee comprised solely of independent members of the Board. This committee will be the compensation committee unless otherwise designated by the Board (the “Committee”). If no committee has been appointed, the full Board shall constitute the committee. The Board may designate a separate committee to make awards to employees who are not officers subject to the reporting requirements of Section 16 of the Exchange Act.

●	Employees, consultants and Board members are eligible to receive awards, provided that the Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted stock, RSUs, SARs, other equity awards and/or cash awards.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our Common Stock on the date of grant.

●	Stock options and SARs may not be repriced or exchanged without stockholder approval.

●	The maximum exercisable term of stock options and SARs may not exceed ten years.

●	Awards are subject to recoupment of compensation policies adopted by the Company.

Eligibility to Receive Awards. Employees, consultants and Board members of the Company and certain of our affiliated companies are eligible to receive awards under the 2020 Plan. The Committee determines, in its discretion, the selected participants who will be granted awards under the 2020 Plan.

Shares Subject to the 2020 Plan. The maximum number of shares of Common Stock that can be issued under the 2020 Plan is 1,500,000 shares.

The shares underlying forfeited or terminated awards (without payment of consideration), or unexercised awards become available again for issuance under the 2020 Plan. The 2020 Plan also imposes certain share grant limits such as the limit on grants to non-employee directors described above and other limits that are intended to comply with the legal requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and which are discussed elsewhere in this proposal. No fractional shares may be issued under the 2020 Plan. No shares will be issued with respect to a participant’s award unless applicable tax withholding obligations have been satisfied by the participant.

Administration of the 2020 Plan. The 2020 Plan will be administered by the Committee. Subject to the terms of the 2020 Plan, the Committee has the sole discretion, among other things, to:

●	Select the individuals who will receive awards;

●	Determine the terms and conditions of awards (for example, performance conditions, if any, and vesting schedule);

●	Correct any defect, supply any omission, or reconcile any inconsistency in the 2020 Plan or any award agreement;

●	Accelerate the vesting, extend the post-termination exercise term or waive restrictions of any awards at any time and under such terms and conditions as it deems appropriate, subject to the limitations set forth in the 2020 Plan;

●	Permit a participant to defer compensation to be provided by an award; and

●	Interpret the provisions of the 2020 Plan and outstanding awards.

The Committee may suspend vesting, settlement, or exercise of awards pending a determination of whether a selected participant’s service should be terminated for cause (in which case outstanding awards would be forfeited). Awards may be subject to any policy that the Board may implement on the recoupment of compensation (referred to as a “clawback” policy). The members of the Board, the Committee and their delegates shall be indemnified by the Company to the maximum extent permitted by applicable law for actions taken or not taken regarding the 2020 Plan. In addition, the Committee may use the 2020 Plan to issue shares under other plans or sub-plans as may be deemed necessary or appropriate, such as to provide for participation by non-U.S. employees and those of any of our subsidiaries and affiliates.

Types of Awards

Stock Options. A stock option is the right to acquire shares at a fixed exercise price over a fixed period of time. The Committee will determine, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price cannot be less than the fair market value of a share of our Common Stock on the date of grant of the stock option. The fair market value of a share of our Common Stock for the purposes of pricing our awards shall be equal to the closing price for our Common Stock as reported by the OTCQB or such other principal trading market on which our securities are traded on the date of determination. Stock options may not be repriced or exchanged without stockholder approval, and no re-load options may be granted under the 2020 Plan.

Stock options granted under the 2020 Plan may be either ISOs or NQSOs. As required by the Code and applicable regulations, ISOs are subject to various limitations not imposed on NQSOs. For example, the exercise price for any ISO granted to any employee owning more than 10% of our Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant, and such ISO must expire no later than five years after the grant date. The aggregate fair market value (determined at the date of grant) of Common Stock subject to all ISOs held by a participant that are first exercisable in any single calendar year cannot exceed $100,000. ISOs may not be transferred other than upon death, or to a revocable trust where the participant is considered the sole beneficiary of the stock option while it is held in trust. In order to comply with Treasury Regulation Section 1.422-2(b), the 2020 Plan is limited to issue that number of shares exercisable for the first time by any individual during any calendar year whose aggregate fair market value does not exceed $100,000.

A stock option granted under the 2020 Plan generally cannot be exercised until it becomes vested. The Committee establishes the vesting schedule of each stock option at the time of grant. The maximum term for stock options granted under the 2020 Plan may not exceed ten years from the date of grant although the Committee may establish a shorter period at its discretion. The exercise price of each stock option granted under the 2020 Plan must be paid in full at the time of exercise, either with cash, or through a broker-assisted “cashless” exercise and sale program, or net exercise, or through another method approved by the Committee. The optionee must also make arrangements to pay any taxes that are required to be withheld at the time of exercise.

SARs. A SAR is the right to receive, upon exercise, an amount equal to the difference between the fair market value of the shares on the date of the SAR’s exercise and the aggregate exercise price of the shares covered by the exercised portion of the SAR. The Committee determines the terms of SARs, including the exercise price (provided that such per share exercise price cannot be less than the fair market value of a share of our Common Stock on the date of grant), the vesting and the term of the SAR. The maximum term for SARs granted under the 2020 Plan may not exceed ten years from the date of grant, subject to the discretion of the Committee to establish a shorter period. Settlement of a SAR may be in shares of Common Stock or in cash, or any combination thereof, as the Committee may determine. SARs may not be repriced or exchanged without stockholder approval.

Restricted Stock. A restricted stock award is the grant of shares of our Common Stock to a selected participant and such shares may be subject to a substantial risk of forfeiture until specific conditions or goals are met. The restricted shares may be issued with or without cash consideration being paid by the selected participant as determined by the Committee. The Committee also will determine any other terms and conditions of an award of restricted stock. In determining whether an award of restricted stock should be made, and/or the vesting schedule for any such award, the Committee may impose whatever conditions to vesting it determines to be appropriate. During the period of vesting, the participant will not be permitted to transfer the restricted shares but will generally have voting and dividend rights (subject to vesting) with respect to such shares.

RSUs. RSUs are the right to receive an amount equal to the fair market value of the shares covered by the RSU at some future date after the grant. The Committee will determine all of the terms and conditions of an award of RSUs, including the vesting period. Upon each vesting date of an RSU, a selected participant will become entitled to receive an amount equal to the number of shares indicated in the grant notice, or, if expressed in dollar terms, the fair market value of the shares on the settlement date. Payment for vested RSUs may be in shares of Common Stock or in cash, or any combination thereof, as the Committee may determine. Settlement of vested stock units will generally occur at or around the time of vesting but the Committee may permit a participant to defer such compensation until a later point in time. Stock units represent an unfunded and unsecured obligation for us, and a holder of a stock unit has no rights other than those of a general creditor.

Other Awards. The 2020 Plan also provides that other equity awards, which derive their value from the value of our shares or from increases in the value of our shares, may be granted. In addition, cash awards may also be issued. Substitute awards may be issued under the 2020 Plan in assumption of or substitution for or exchange for awards previously granted by an entity which we (or an affiliate) acquire.

Limited Transferability of Awards. Awards granted under the 2020 Plan generally are not transferrable other than by will or by the laws of descent and distribution. However, the Committee may in its discretion permit the transfer of awards other than ISOs. Generally, where transfers are permitted, they will be permitted only by gift to a member of the selected participant’s immediate family or to a trust or other entity for the benefit of the selected participant and/or member(s) of his or her immediate family.

Termination of Employment, Death or Disability. The 2020 Plan generally determines the effect of the termination of employment on awards, which determination may be different depending on the nature of the termination, such as terminations due to cause, resignation, death, or disability and the status of the award as vested or unvested, unless the award agreement or a selected participant’s employment agreement or other agreement provides otherwise.

Dividends and Dividend Equivalents. Any dividend equivalents distributed in the form of shares under the 2020 Plan will count against the 2020 Plan’s maximum share limit. The 2020 Plan also provides that dividend equivalents will not be paid or accrue on unexercised stock options or unexercised SARs. Dividends and dividend equivalents that may be paid or accrue with respect to unvested. Awards shall be subject to the same vesting conditions as the underlying award and shall only be distributed to the extent that such vesting conditions are satisfied.

Adjustments upon Changes in Capitalization.

In the event of the following actions:

●	stock split of our outstanding shares of Common Stock;

●	stock dividend;

●	dividend payable in a form other than shares in an amount that has a material effect on the price of the shares;

●	consolidation;

●	combination or reclassification of the shares;

●	recapitalization;

●	spin-off; or

●	other similar occurrences,

then the following shall each be equitably and proportionately adjusted by the Committee:

●	maximum number of shares that can be issued under the 2020 Plan (including the ISO share grant limit);

●	number and class of shares issued under the 2020 Plan and subject to each award;\

●	exercise prices of outstanding awards; and

●	number and class of shares available for issuance under the 2020 Plan.

Change in Control. In the event that we are a party to a merger or other reorganization or similar transaction, outstanding 2020 Plan awards will be subject to the agreement pertaining to such merger or reorganization. Such agreement may provide for (i) the continuation of the outstanding awards by us if we are a surviving corporation, (ii) the assumption or substitution of the outstanding awards by the surviving entity or its parent, (iii) full exercisability and/or full vesting of outstanding awards, or (iv) cancellation of outstanding awards either with or without consideration, in all cases with or without consent of the selected participant. The Board or the Committee need not adopt the same rules for each award or selected participant.

The Committee will decide the effect of a change in control of the Company on outstanding awards. The Committee may, among other things, provide that awards will fully vest and/or be canceled upon a change in control, or fully vest upon an involuntary termination of employment following a change in control. The Committee may also include in an award agreement provisions designed to minimize potential negative income tax consequences for the participant or the Company that could be imposed under the golden parachute tax rules of Code Section 280G.

Term of the 2020 Plan. The 2020 Plan is in effect until October 31, 2030 or until earlier terminated by the Board. Outstanding awards shall continue to be governed by their terms after the termination of the 2020 Plan.

Governing Law. The 2020 Plan shall be governed by the laws of the State of Delaware (which is the state of our incorporation) except for conflict of law provisions.

Amendment and Termination of the 2020 Plan. The Board generally may amend or terminate the 2020 Plan at any time and for any reason, except that it must obtain stockholder approval of material amendments to the extent required by applicable laws, regulations or rules.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Related-Party Transactions

During our fiscal years ended October 31, 2020 and October 31, 2019 neither we nor any of our directors, executive officers, or to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest (other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K) in any transaction in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years.

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

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. Our board of directors has determined that Thomas Butler Fore is “independent” in accordance with such definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal independent registered public accounting firm for the indicated services for each of the last two fiscal years were as follows:

	2020	2019
Audit fees	$36,500	$129,350
Audit related fees	22,500	22,500
Tax fees	-	-
All other fees	-	-
Total	$59,000	$151,850

Audit Fees. The fees identified under this caption were for professional services rendered by our independent public registered accounting firm for the 2020 and 2019 fiscal years in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for the years identified. Effective December 8, 2020, Boyle, CPA, LLC (“Boyle CPA”), was appointed by our board of directors as the Company’s independent registered public accounting firm, replacing RBSM, LLP (“RBSM”), the Company’s prior independent registered public accounting firm since August 19, 2020. Effective August 19, 2020, RBSM, LLP (“RBSM”), was appointed by our board of directors as the Company’s independent registered public accounting firm, replacing Assurance Dimensions, Inc. (“AD”), the Company’s prior independent registered public accounting firm since May 26, 2017, with the exception of the period January 14, 2020 through February 23, 2020. Effective February 24, 2020, Assurance Dimensions, Inc. (“AD”), was appointed by our board of directors as the Company’s independent registered public accounting firm, replacing Mayer Hoffman McCann P.C. (“MHM”), the Company’s prior independent registered public accounting firm since January 14, 2020. Prior to MHM’s appointment AD had been the Company’s independent registered public accounting firm since May 26, 2017. Audit fees billed by Boyle CPA and AD for professional services rendered for the 2020 fiscal year were $30,000 and $6,500, respectively. Audit fees billed by AD and MHM for professional services rendered for the 2019 fiscal year were $85,600 and $43,750, respectively.

Audit-Related Fees. The fees identified under this caption were for review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions. Audit-related fees billed by AD and RBSM for professional services rendered for the 2020 fiscal year were $15,000 and $7,500, respectively. All audit-related fees billed for the 2019 fiscal year were billed solely by AD.

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

Approval Policy. Our board of directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2020 and 2019 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
3.16	Certificate of Amendment of the Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 12, 2021)
4.1+	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Form S-8 filed on August 7, 2015)
4.2+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of Form 10-K filed on March 19, 2019)
4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 of Form 10-K filed on April 13, 2020)
4.4+	2020 Equity Incentive Plan (Incorporated by reference to Appendix B of Definitive Information Statement filed on November 6, 2020)

7.1	Letter from Mayer Hoffman McCann P.C. (Incorporated by reference to Exhibit 7.1 on Form 8-K filed on February 28, 2020)
10.1+	Employment Agreement with Anshu Bhatnagar (Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on January 31, 2017)
10.2	Contribution and Spin-off Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017)
10.3	First Amendment to Contribution and Spin-Off Agreement dated January 29, 2018 (Incorporated by reference to Exhibit 10.27 of Form 10-K filed on March 26, 2018)
10.4	Form of Note issued to Donald P. Monaco Insurance Trust on January 26, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2018)
10.5	Amendment No. 1 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2019)
10.6	Amendment No. 2 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2019)
10.7	Form of February 8th Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 11, 2019)
10.8	Form of February 8th Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 11, 2019)
10.9	Form of February 8th Warrant (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 11, 2019)
10.10	Form of February 8th 8% Convertible Promissory Note (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 11, 2019)
10.11	Form of February 11th Securities Purchase Agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 11, 2019)
10.12	Form of February 11th Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on February 11, 2019)
10.13	Form of February 11th Warrant (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 11, 2019)
10.14	Form of February 11th 8% Convertible Promissory Note (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 11, 2019)
10.15	Sublease between the Company and Buchanan Partners, LLC dated April 11, 2017 (Incorporated by reference to Exhibit 10.18 of Form 10-K filed on March 26, 2018)
10.16#	Sales Contract by and between Verus Foods, Inc. and Gulf ARGO Trading, LLC dated December 26, 2016 (Incorporated by reference to Exhibit 10.16 on Form 10-K filed on March 19, 2019)
10.17#	Exclusive Distribution Agreement by and between Verus Foods Inc. and Padrone General Trading LLC dated August 18, 2017 (Incorporated by reference to Exhibit 10.17 on Form 10-K filed on March 19, 2019)
10.18	Stock Purchase Agreement by and among Verus International, Inc., Big League Foods and James Wheeler (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 26, 2019)
10.19	Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on May 31, 2019)
10.20+	Employment Agreement by and between the Company and Christopher Cutchens (Incorporated by reference to Form 8-K filed on June 6, 2019)
10.21	Credit Agreement, dated as of July 31, 2019, by and among Verus International, Inc. and Verus Foods Inc., as Borrowers, and The Columbia Bank, as lender (Incorporated by reference to Form 8-K filed on August 1, 2019)
10.22##	Asset Purchase Agreement, dated as of August 30, 2019, by and among Verus International, Inc. and the Sellers thereto (Incorporated by reference to Form 8-K filed on September 3, 2019)
10.23	Contribution and Sale Agreement dated October 30, 2019 (Incorporated by reference to Form 8-K filed on November 4, 2019)
10.24	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on January 17, 2020)

10.25	4% Convertible Note (Incorporated by reference to Form 8-K filed on January 17, 2020)
10.26	4% Convertible Note (Incorporated by reference to Form 8-K filed on February 14, 2020)
10.27	Form of Note (Incorporated by reference to Form 8-K filed on April 7, 2020)
10.28	Form of Securities Purchase Agreement dated October 2, 2019
10.29	Form of 6% Convertible Redeemable Note dated October 2, 2019
10.30	Termination Agreement (Incorporated by reference to Form 8-K filed on April 14, 2020)
10.31+	Employment Agreement by and between Verus International, Inc. and Anshu Bhatnagar (Incorporated by reference to Form 8-K filed on April 29, 2020)
10.32	Form of Note (Incorporated by reference to Form 8-K filed on May 5, 2020)
10.33	Securities Purchase Agreement by and between Verus International, Inc. and ZC Top Apparel Manufacturing, Inc. (Incorporated by reference to Form 8-K filed on May 8, 2020)
10.34	Form of Securities Purchase Agreement (Incorporated by reference to Form 8-K filed on May 18, 2020)
10.35	Form of Note (Incorporated by reference to Form 8-K filed on May 18, 2020)
10.36	Form of Common Stock Purchase Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.37	Form of Registration Rights Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.38	Form of Securities Purchase Agreement dated July 14, 2020 (Incorporated by reference to Form 10-Q filed on September 21, 2020)
10.39	Form of Note dated July 14, 2020 (Incorporated by reference to Form 10-Q filed on September 21, 2020)
10.40	Form of Securities Purchase Agreement dated July 22, 2020 (Incorporated by reference to Form 10-Q filed on September 21, 2020)
10.41	Form of Note dated July 22, 2020 (Incorporated by reference to Form 10-Q filed on September 21, 2020)
10.42	Form of Letter Agreement (Incorporated by reference to Form 8-K filed on July 24, 2020)
10.43	Amendment No. 3 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on August 20, 2020)
10.44	Form of Retail License Agreement (Incorporated by reference to Form 8-K filed on August 25, 2020)
10.45	Asset Purchase Agreement by and between Verus International, Inc. and Eliot’s Adult Nut Butter, LLC (Incorporated by reference to Form 8-K filed on September 3, 2020)
10.46	Demand for Repayment and Notice of Rescission of Transaction by Verus International, Inc. to ZC Top Apparel Manufacturing, Inc. (Incorporated by reference to Form 8-K filed on October 7, 2020)
10.47	Amendment No. 4 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on October 30, 2020)
10.48	Special Amendment to note dated March 31, 2020 (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.49	Form of Agreement (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.50	Form of Securities Purchase Agreement dated January 13, 2021 (Incorporated by reference to Form 8-K filed on January 25, 2021)
10.51	Form of Note dated January 13, 2021 (Incorporated by reference to Form 8-K filed on January 25, 2021)
10.52	Mutual Rescission and Release Agreement by and between Verus International, Inc., Eliot’s, and Eliot’s Members dated February 1, 2021 (Incorporated by reference to Form 8-K filed on February 5, 2021)
10.53+	Employment Agreement by and between Verus International, Inc. and Apurva Dhruv (Incorporated by reference to Form 8-K filed on February 23, 2021)
10.54*	Form of Securities Purchase Agreement dated January 4, 2021
10.55*	Form of Note dated January 4, 2021
10.56*	Form of Securities Purchase Agreement dated February 1, 2021
10.57*	Form of Note dated February 1, 2021
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 on Form 10-K filed on March 19, 2019)
16.1	Letter from Assurance Dimensions, Inc. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on January 15, 2020)
16.2	Letter from Mayer Hoffman McCann P.C. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on February 24, 2020)
16.3	Letter from Assurance Dimensions, Inc. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on August 25, 2020)
16.4	Letter from RBSM, LLP (Incorporated by reference to exhibit 16.1 on Form 8-K filed on December 11, 2020)

21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March, 2021.

Verus International, Inc.

By:	/s/ Apurva Dhruv
Apurva Dhruv
Chief Executive Officer (Principal Executive, Financial, and Accounting Officer), since February 17, 2021

By:	/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial, and Accounting Officer), through February 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Apurva Dhruv	Chief Executive Officer	March 19, 2021
Apurva Dhruv	(Principal Executive, Financial, and Accounting Officer),
since February 17, 2021

/s/ Anshu Bhatnagar	Chairman of the Board	March 19, 2021
Anshu Bhatnagar	Chief Executive Officer through February 17, 2021
(Principal Executive, Financial, and Accounting Officer)

/s/ Thomas Butler Fore	Director	March 19, 2021
Thomas Butler Fore

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors of Verus International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Verus International, Inc. (the “Company”) as of October 31, 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company has a history of net losses, has incurred recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020.

Bayville, NJ

March 19, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Verus International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Verus International, Inc. (the “Company”) as of October 31, 2019 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended October 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019, and the results of its operations and its cash flows for the year ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit include performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

Certified Public Accountants

We have served as the Company’s auditor since 2017 through 2019

Coconut Creek, Florida

April 13, 2020, except for Note 1, paragraph 1 regarding a stock split, as to which the date is March 19, 2021.

Verus International, Inc.

Consolidated Balance Sheets

	October 31,
	2020	2019
Assets
Current Assets
Cash	$21,509	$371,898
Accounts receivable	5,158,690	3,319,687
Inventory	60,378	598,515
Prepaid expenses	216,921	65,749
Other assets	8,629	8,629
Total Current Assets	5,466,127	4,364,478
Property and equipment, net	147,498	23,257
Operating lease right-of-use asset	383,225	-
Intangible assets, net	628,172	837,707
Total Assets	$6,625,022	$5,225,442

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$2,730,738	$3,613,641
Operating lease liability	178,327	-
Interest payable	161,427	127,465
Due to former officer	1,801	1,801
Notes payable	1,337,925	1,030,000
Convertible notes payable, net	387,193	1,378,855
Derivative liability	180,404	-
Total Current Liabilities	4,977,815	6,151,762

Operating lease liability, net of current portion	214,284	-
Notes payable, net of current portion	34,826	-
Total Liabilities	5,226,925	6,151,762

Commitments and Contingencies (Note 17)

Stockholders’ Equity (Deficit)
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized 28,944,601 and 44,570,101 shares issued and outstanding at October 31, 2020 and October 31, 2019, respectively	29	45

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at October 31, 2020 and October 31, 2019	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 680,801 and 430,801 shares issued and outstanding at October 31, 2020 and October 31, 2019, respectively	1	-

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 10,278,867 and 4,611,557 shares issued at October 31, 2020 and October 31, 2019, respectively (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1)	10	5

Additional paid-in-capital	45,562,841	27,568,220
Accumulated deficit	(44,164,783)	(28,494,590)
Total Stockholders’ Equity (Deficit)	1,398,097	(926,320)
Total Liabilities and Stockholders’ Equity (Deficit)	$6,625,022	$5,225,442

The accompanying notes are an integral part of these consolidated financial statements

Verus International, Inc.

Consolidated Statements of Operations

	For the Years Ended
	October 31,
	2020	2019
Revenue	$21,747,361	$13,611,101
Cost of revenue	18,380,162	11,546,413
Gross Profit	3,367,199	2,064,688
Operating Expenses:
Salaries and benefits	9,531,853	3,892,926
Selling and promotions expense	375,181	125,644
Legal and professional fees	605,219	618,310
General and administrative	2,301,414	1,544,689
Total Operating Expenses	12,813,667	6,181,569
Operating loss	(9,446,468)	(4,116,881)
Other Income (Expense):
Interest expense	(1,170,371)	(364,005)
(Loss) Gain on extinguishment of debt	(3,223,925)	2,700,737
Loss on issuances of common stock under S-1 registration statement	(562,230)	-
Amortization of debt discount	(428,555)	(839,876)
(Loss) Gain on convertible note payable settlement	(368,456)	681,945
Initial derivative liability expense	(336,329)	(225,115)
Amortization of issuance costs	(103,784)	(21,355)
Loss on disposal of unconsolidated entity	(100,000)	-
Gain on change in fair value of derivative liability	69,925	-
Loss on legal settlements	-	(205,300)
Total Other Income (Expense)	(6,223,725)	1,727,031
Loss before income taxes	(15,670,193)	(2,389,850)
Income taxes	-	-
Net loss	$(15,670,193)	$(2,389,850)

Loss per common share:
Loss per common share - basic and diluted	$(2.67)	$(0.65)

Weighted average shares outstanding – basic and diluted	5,863,894	3,704,963

The accompanying notes are an integral part of these consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended October 31, 2020 and 2019

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2018	44,570,101	$44,570	-	$-	160,000	$160	3,000,000	$1,652,570	$22,393,121	$456,090	$(26,104,740)	$(1,558,229)
Shares issued under exchange agreement					295,801	296			1,208			1,504
Shares issued under Monaker settlement							304,060	304	455,786	(456,090)		-
Conversion of Preferred Series C Stock to Common Stock					(25,000)	(25)	5,000	5	20			-
Shares to be issued under stock-based compensation									2,515,794			2,515,794
Relative fair value of warrants issued with convertible promissory notes									697,611			697,611
Shares issued for sale of Common Stock							83,333	0	500,000			500,000
Conversion of convertible promissory notes to Common Stock							1,214,325	1	(837,093)			(837,092)
Shares issued for warrant exercise							4,839	0	0			-
Reduction of par value of Preferred and Common Stock		(44,525)				(431)		(1,652,875)	1,697,831			-
Beneficial conversion feature for conversion of convertible promissory note to Common Stock									143,492			143,492
Net loss											(2,389,850)	(2,389,850)
Balance, October 31, 2019	44,570,101	$45	-	$-	430,801	$-	4,611,557	$5	$27,568,220	$-	$(28,494,590)	$(926,320)
Shares issued for conversion of Preferred Stock A to Common Stock	(15,625,500)	(16)					31,251	0	16			-
Stock-based compensation for warrants issued									8,859,550			8,859,550
Common stock issued under stock-based compensation							30,000	0	180,000			180,000
Shares issued for conversion of convertible promissory notes to Common Stock							4,282,326	4	6,539,893			6,539,897
Beneficial conversion feature for conversion of convertible promissory notes to Common Stock									830,162			830,162
Shares issued for sale of Common Stock							1,271,733	1	1,439,251			1,439,252
Common stock issued for services rendered							52,000	0	78,000			78,000
Preferred Series C stock issued under stock-based compensation					250,000	-			67,749			67,749
Net loss											(15,670,193)	(15,670,193)
Balance, October 31, 2020	28,944,601	$29	-	$-	680,801	$1	10,278,867	$10	$45,562,841	$-	$(44,164,783)	$1,398,097

The accompanying notes are an integral part of these consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,670,193)	$(2,389,850)
Adjustments to reconcile net loss to net cash from operating activities:
Share based compensation	8,426,873	3,380,469
Loss (Gain) on extinguishment of debt	3,223,925	(2,700,737)
Beneficial conversion feature for conversion of convertible debt to Common Stock	830,162	143,942
Loss on equity issuances under S-1 registration statement	562,230	-
Amortization of debt discount	428,555	839,876
Loss (Gain) on settlement of debt	368,456	(681,945)
Initial derivative liability expense	336,329	225,115
Depreciation and amortization	252,517	68,136
Amortization of issuance costs	103,784	21,355
Loss on disposal of unconsolidated entity	100,000	-
Gain on change in fair value of derivative liability	(69,925)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,839,003)	(2,618,016)
Decrease (Increase) in inventory	538,137	(507,926)
Increase in prepaid expenses	(151,172)	(53,337)
Increase in other assets	(25,000)	-
Increase in accounts payable and accrued expenses	88,000	2,066,054
Decrease in due to officer	-	(31,500)
Increase in right to use and lease obligations, net	9,386	-
Net cash used in operating activities	(2,486,939)	(2,238,364)

Cash flows from investing activities:
Asset acquisition, net of cash acquired	-	(99,650)
Capital expenditures	(142,223)	(11,470)
Investment in unconsolidated entity	(100,000)	-
Net cash used in investing activities	(242,223)	(111,120)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	1,221,500	3,270,000
Proceeds from sale of common stock	877,022	500,000
Proceeds from issuance of note payable	280,251	500,000
Payments applied to convertible promissory notes	-	(1,577,172)
Net cash provided by financing activities	2,378,773	2,692,828

Net (decrease) increase in cash	(350,389)	343,344
Cash at beginning of period	371,898	28,554

Cash at end of period	$21,509	$371,898

Supplemental disclosure:
Cash paid for interest	$119,095	$97,734

	For the years ended
	October 31,
	2020	2019
Supplemental disclosure of non-cash operating activities:
Settlement of accrued compensation through issuance of Series C Preferred Stock:
Value	$-	$1,504
Shares	-	295,801

Supplemental disclosure of non-cash investing and financing activities:
Acquisition price of french fry business customer contracts through relief of accounts receivable invoices	$-	$544,630

Initial recognition of relative fair value of warrant agreements as convertible promissory notes discount	$-	$697,611

Common Stock issued in exchange for conversion of Series A Preferred Stock:
Value	$16	$-
Shares	3,150,500	-

Common Stock issued in exchange for note payable and conversion of convertible promissory notes
Value	$7,370,059	$188,530
Shares	4,282,326	1,214,325

The accompanying notes are an integral part of these consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS

Explanatory Note

All references to shares of our common stock contained herein have been adjusted to reflect a 1-for-500 reverse stock split which was completed and became effective on January 13, 2021.

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

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. The MLB license covers all 30 MLB teams, and all of our products pursuant to such license featured “home team” packaging that matched the fan base in each region. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 1: ORGANIZATION AND NATURE OF BUSINESS (Continued)

Furthermore, during August 2019, we purchased all of the assets of a french fry business in the Middle East and during May 2020, we acquired a 51% interest of ZC Top Apparel Manufacturing, Inc. (“TAM”), a Philippines-based maker of reusable N95 fabric masks and biohazard suits. On October 5, 2020, as a result of TAM’s failure of contractual performance and breach of contract, all obligations under the binding term sheet were rescinded and a demand made for immediate return of the cash consideration of $100,000, that we paid, plus fees and costs to be determined. As we were unsuccessful in collecting the $100,000, at October 31, 2020 we determined the $100,000 uncollectible and wrote-off the balance to loss on disposal of unconsolidated entity within our consolidated statement of operations.

Impact of COVID-19 Pandemic

A novel strain of coronavirus, COVID-19, surfaced during December 2019 and has spread around the world, including to the United States. During March 2020, COVID-19 was declared a pandemic by the World Health Organization. During certain periods of the pandemic thus far, a number of U.S. states and various countries throughout the world had been under governmental orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. As a result of these governmental orders, the Company temporarily closed its domestic and international offices and required all of its employees to work remotely. Although these temporary office closures created minor disruption to the Company’s business operations, such disruptions to date have not been significant.

The full impact of the COVID-19 pandemic on the Company’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on the Company’s employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within this Annual Report on Form 10-K. Even after the pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, the Company cannot reasonably estimate the impact at this time. The Company continues to actively monitor the pandemic and may determine to take further actions that alter its business operations as may be required by federal, state, or local authorities or that it determines are in the best interests of its employees, customers, vendors, and shareholders.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements for the years ended October 31, 2020 and 2019 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, and Verus Foods, Inc. effective January 2017. All significant intercompany balances and transactions have been eliminated in the consolidation.

Reclassifications

Certain reclassifications of prior year amounts have been made to enhance comparability with the current year’s consolidated financial statements, including, but not limited to, presentation of certain items within the consolidated statements of operations, consolidated statements of cash flows, and certain notes to the consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuations of inventory, estimated useful lives of finite-lived intangible assets, accrued expenses, valuation of derivative liabilities, stock-based compensation, and the valuation reserve for income taxes.

Segment Reporting

Although the Company has a number of operating divisions, separate segment data has not been presented, as they meet the criteria for aggregation as permitted by ASC Topic 280, Segment Reporting.

Concentrations of Credit Risk

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At October 31, 2020 and 2019, the Company’s cash balances did not exceed the FDIC limit.

The Company’s food products accounts receivable, net and revenues as of and for the year ended October 31, 2020 were geographically concentrated with customers located in the GCC countries. In addition, significant concentrations existed with a limited number of customers. Approximately 54% of accounts receivable, net as of October 31, 2020 was concentrated with six customers and approximately 61% of revenues for the year ended October 31, 2020 were concentrated with seven customers. Although the loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition, such risks may be mitigated by our access to credit insurance programs.

The Company purchases substantially all of its food products from a limited number of regions around the world or from a limited number of suppliers. Increases in the prices of the food products which we purchase could adversely affect our operating results if we are unable to offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient food products or our suppliers cease to be available to us, we could experience shortages in our food products or be unable to meet our commitments to customers. Alternative sources of food products, if available, may be more expensive. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position. Approximately 56% of accounts payable as of October 31, 2020 were concentrated with four suppliers and approximately 48% of cost of revenues for the year ended October 31, 2020 were concentrated with six suppliers.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at October 31, 2020 or October 31, 2019.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. At October 31, 2020 and 2019, the Company determined there was no requirement for an allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of net realizable value, determined on the first-in, first-out basis, or cost. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation. Inventories consist of raw materials (film and packaging) and finished products. At October 31, 2020, all inventory was finished products inventory. At October 31, 2019, raw material and finished products inventory totaled $54,392 and $544,123, respectively.

Intangible Assets

The Company amortizes its three intangible assets, a license with MLB, a license with the NHL, and certain acquired customer contracts, on a straight-line basis over the estimated useful lives of the assets.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. Leasehold improvements are depreciated based upon the remaining term of the related lease. The estimated useful lives range from 3 to 7 years based upon asset class. When an asset is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $17,982 and $3,835 for the years ended October 31, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended October 31, 2020 and 2019, the Company did not impair any long-lived assets.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Revenue is derived from the sale of consumable and non-consumable products. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 11).

A contract asset is recognized for incremental costs to obtain a customer contract that are recoverable, otherwise such incremental costs are expensed as incurred.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Revenues

Cost of revenues represents the cost of the products sold during the periods presented.

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended October 31, 2020 and 2019 were $1,016,952 and $562,959, respectively.

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

Restricted stock awards are granted at the discretion of the compensation committee of the board of directors of the Company (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s common stock on the grant date.

The Company estimates the fair value of stock options and warrants by using the Black-Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected term of the option. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. The Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505–50, “Equity Based Payments to Non–Employees.” The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

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

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (“FASB”) ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to expense over the life of the debt using the effective interest method.

Foreign Currency Translation and Transactions

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rate used to translate amounts in AED into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

Balance sheet:

	October 31,
	2020	2019
Period-end AED: USD exchange rate	$0.27229	$0.27231

Income statement:

	Year Ended October 31,
	2020	2019
Average Quarterly AED: USD exchange rate	$0.27230	$0.27230

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

Income Taxes

The Company accounts for income taxes in accordance with Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740. At October 31, 2020 and 2019, the Company had a full valuation allowance against its deferred tax assets.

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2020, 2019, 2018 and 2017 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the years ended October 31, 2020 and 2019.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended October 31, 2020 and 2019 as we incurred a net loss for those periods. At October 31, 2020, there were outstanding warrants to purchase approximately 2,810,000 million shares of the Company’s common stock, approximately 194,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, and approximately 1,534,000 million shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At October 31, 2019, there were outstanding warrants to purchase approximately 1,450,000 million shares of the Company’s common stock, approximately 175,000 shares of the Company’s common stock issuable upon the conversion of series A and series C convertible preferred stock, and approximately 32,500 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS.

Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain or loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain or loss.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective November 1, 2019, the Company adopted ASU 2017-11, Update to Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU makes limited changes to the guidance on classifying certain financial instruments as either liabilities or equity. The ASU is intended to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. The Company determined the adoption of ASU 2017-11 did not have an impact on its consolidated financial statements.

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

The Company has incurred net losses of $15,670,193 and $2,389,850 and has used cash in operating activities of $2,486,939 and $2,238,364 for the years ended October 31, 2020 and 2019, respectively. At October 31, 2020, the Company had a working capital surplus of $488,312, and an accumulated deficit of $44,164,783. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months and to fund the growth of our business, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all. The Company’s ability to raise additional capital will also be impacted by the recent COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 4: PREPAID EXPENSES

Prepaid expenses total $216,921 and $65,749 at October 31, 2020 and 2019, respectively, and consist mainly of prepaid advertising, prepaid insurance, prepaid consulting, and deposits on purchases.

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset, which is calculated on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense on the lease liability, which is calculated using the effective interest rate method. The Company had no finance leases at October 31, 2020.

For the year ended October 31, 2020, the Company had operating lease costs of $177,659, which are included in general and administrative expenses in the consolidated statements of operations. For the year ended October 31, 2020, the Company made operating lease cash payments of $182,823, which are included in cash flows from operating activities in the consolidated statements of cash flows.

At October 31, 2020, the remaining lease term for our corporate office and domestic warehouse operations is 14 months and 37 months, respectively, and the discount rate is 5%. Future annual minimum cash payments required under these operating type leases at October 31, 2020 are as follows:

Future Minimum Lease Payments:
2021	$193,925
2022	116,342
2023	100,595
2024	8,383
Total Minimum Lease Payments	$419,245
Less: amount representing interest	(26,634)
Present Value of Lease Liabilities	$392,611
Less: current portion	(178,327)
Long-Term Portion	$214,284

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 6: BUSINESS ACQUISITIONS

Eliot’s Adult Nut Butter, LLC

On September 1, 2020 (the “Closing Date”), the Company entered into an asset purchase agreement (the “APA”) with Eliot’s Adult Nut Butter, LLC (the “Seller” or “Eliot’s”) and the member owners of the Seller (the “Members”). Pursuant to the terms of the APA, on the Closing Date, the Seller sold and assigned substantially all of the assets, and certain specified liabilities, of the Seller to the Company. The aggregate purchase price of $400,000 for the purchased assets, plus the assumption of the assumed liabilities, will be paid by the Company as follows:

(v)	$25,000 within six (6) months of the Closing Date;
(vi)	$25,000 within twelve (12) months of the Closing Date;
(vii)	issuance of $60,000 of the Company’s common stock to the Members based upon the closing market price on the Closing Date;
(viii)	earn out payments (up to a maximum of $290,000) to be paid quarterly at a rate equal to the greater of (i) $1.26 per case sold or (ii) five percent (5%) of the per case wholesale price; provided that certain gross profit margin and EBITDA conditions are also met.

In addition, in connection with the APA, on the Closing Date, Eliot’s entered into an employment agreement with the Founder of the Seller to serve as the President of Eliot’s.

Subsequent to the Closing Date, as a result of the Company and Sellers inability to agree upon advancement of Eliot’s business operations, effective February 1, 2021, the Company and Sellers entered into a Mutual Rescission and Release Agreement (“Rescission Agreement”) pursuant to which, among other things, all agreements between the parties including (i) the Asset Purchase Agreement dated September 1, 2020, (ii) the Assignment and Assumption Agreement dated September 1, 2020, (iii) the Bill of Sale dated September 1, 2020, (iv) the Employment Agreement by and between Eliot’s and Michael Kanter dated September 1, 2020, and (v) all related ancillary agreements (collectively, “Original Contracts”) were terminated and the parties released each other from all obligations arising from the Original Contracts. Accordingly, the Company concluded that no business combination occurred on September 1, 2020, as the Company never obtained control over Eliot’s as it did not have control over management nor could it agree with the management of Eliot’s to advance the business and operate pursuant to the terms of the APA. Therefore, in accordance with ASC topic 855, “Subsequent Events”, this Rescission Agreement was considered a Type 1 subsequent event and therefore no financial information related to this transaction has been included in the Company’s consolidated financial statements as of and for the year ended October 31, 2020.

Nutribrands Holdings, LLC

On October 30, 2019 (the “Closing Date”), the Company entered into a Contribution and Sale Agreement (the “Agreement”) with Nutribrands Holdings, LLC, a wholly-owned subsidiary of the Company (“Nutribrands Holdings”), South Enterprise, LLC (“South Enterprise”), the members of South Enterprise (the “SE Members”), Nutribrands, LTDA (“Nutribrands” and together with South Enterprise, the “Companies” and each individually, a “Company”) and the equity holders of Nutribrands (the “NB Equity Holders” and together with the SE Members, the “Sellers”) and Rodrigo Nogueira, solely in his capacity as the Seller’s representative. Pursuant to the terms of the Agreement, on the Closing Date, the Sellers contributed all of their limited liability interests and equity interests (collectively, the “Interests”) in South Enterprise and Nutribrands, respectively, to Nutribrands Holdings in exchange for 49% of the membership interests of Nutribrands Holdings (the “Nutribrands Holdings Membership Interests”). Pursuant to the terms of the Agreement, until the five year anniversary of the Closing Date, the Companies may request that Nutribrands Holdings make available, Working Capital (as defined in the Agreement) for Qualified Transactions (as defined in the Agreement). Of such Working Capital, $1 million may be used by the Sellers for certain transaction fees. Furthermore, the Company has agreed to provide certain Working Capital Financing (as defined in the

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 6: BUSINESS ACQUISITIONS (Continued)

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

NOTE 7: ASSET ACQUISITIONS

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

The transaction was accounted for as an asset acquisition, with all of the purchase consideration allocated to the customer contracts which provide the Company the right to earn revenue under the related terms (see Note 8).

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 7: ASSET ACQUISITIONS (Continued)

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

The transaction was accounted for as an asset acquisition, with substantially all of the purchase consideration allocated to the license (see Note 8).

Subsequent to fiscal year end, on December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF.

NOTE 8: INTANGIBLE ASSETS, NET

Intangible assets, net, consist of three intangible assets, a license with MLB (“MLB License”), a license with the National Hockey League (“NHL License”), and certain acquired customer contracts.

MLB License

The MLB License allows us to sell MLB-branded frozen dessert products and confections. The License was acquired as part of the April 25, 2019 stock purchase agreement (see Note 7) pursuant to which the Company purchased all of the outstanding capital stock of BLF. The transaction was accounted for as an asset acquisition, with substantially all of the purchase consideration allocated to the License.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 8: INTANGIBLE ASSETS, NET (continued)

The purchase consideration to acquire the License totals $5,357,377, which consists of $50,000 cash paid subsequent to closing, $257,377 of accrued MLB License royalty fees that were assumed by the Company upon acquisition of the License (net of cash acquired of $350), and $5,050,000 cash that is contingently payable over time, through December 31, 2022, based on the future sales of MLB-branded products (see Note 17). The contingent consideration is recognized as an increase to the carrying amount of the License intangible asset when the payment becomes probable and estimable, net of any catch-up for amortization expense.

NHL License

On August 20, 2020, our wholly owned subsidiary, BLF, entered into a retail license agreement (“NHL License”) with the NHL which allows us to produce and sell NHL-themed chocolate, gum, gummies and other confectionary products. The NHL License provides us the rights to feature the names, nicknames, slogans, symbols, logos, emblems, insignia, colors, and uniform designs of each of the member teams of the NHL and sell such products throughout the United States territory. The term of the NHL License is through June 30, 2022 and requires periodic license payments consisting of royalty payments and guaranteed annual minimum payments.

Acquired Customer Contracts

The acquired customer contracts were purchased for $544,477 (2,000,000 United Arab Emirates Dirham) from a third-party frozen foods vendor on September 6, 2019, giving the Company the right to earn revenue under the terms of the acquired customer contracts.

The net carrying amount of the intangible assets are as follows:

	Estimated
October 31,	Useful Lives	2020	2019
Intangible assets:
MLB license	32 months	$357,027	$357,027
NHL license	12 months	25,000	-
Customer contracts	7 years	544,630	544,630
Accumulated amortization		(298,485)	(63,950)
Intangible assets, net		$628,172	$837,707

Amortization expense included in cost of revenue for the years ended October 31, 2020 and 2019 was $234,535 and $63,950, respectively.

Annual amortization expense related to the existing net carrying amount of the intangible assets for the next five years is expected to be as follows:

Fiscal year 2021	$229,597
Fiscal year 2022	$100,325
Fiscal year 2023	$77,804
Fiscal year 2024	$77,804
Fiscal year 2025	$77,804

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

Note 9: Property and Equipment

At October 31, 2020 and 2019, the Company’s property and equipment are as follows:

	Estimated
October 31,	Useful Lives	2020	2019
Computer equipment	3 years	$90,089	$86,974
Furniture and fixtures	7 years	13,213	13,213
Production assets	3 years	12,624	9,624
Leasehold improvements	3 years	136,108	-
Accumulated depreciation		(104,536)	(86,554)
		$147,498	$23,257

The Company recorded $17,982 and $3,835 of depreciation expense for the years ended October 31, 2020 and 2019, respectively. There was no property and equipment impairments recorded for the years ended October 31, 2020 and 2019.

NOTE 10: INVESTMENT IN UNCONSOLIDATED ENTITY

On May 8, 2020, the Company entered into a Securities Purchase Agreement (the “May 8, 2020 Agreement”) with ZC Top Apparel Manufacturing (“ZC Top”) which confirmed and superseded a binding agreement dated April 3, 2020 (the “Acquisition Agreement”) wherein the Company acquired a 51% interest of the issued and outstanding common voting shares of ZC Top (the “Majority Interest”). The purchase price for the Majority Interest was $100,000, which was paid by the Company. Additional working capital can be provided by the Company when needed, from time to time, in the form of purchase financing, letters of credit, bank guarantees, merchant cash advances or any other structure that may be required to facilitate the business. ZC Top is a Philippines-based maker of highly sought-after reusable N95 fabric masks and biohazard suits. On October 5, 2020, as a result of TAM’s failure of contractual performance and breach of contract, all obligations under the binding term sheet were rescinded and a demand made for immediate return of the cash consideration of $100,000, that we paid, plus fees and costs to be determined. As we were unsuccessful in collecting the $100,000, at October 31, 2020 we determined the $100,000 uncollectible and wrote-off the balance to loss on disposal of unconsolidated entity within our consolidated statement of operations.

NOTE 11: REVENUE DISAGGREGATION

The following table presents the Company’s revenue by country and major product lines:

Year Ended October 31,	2020	2019
United Arab Emirates	$15,792,092	$9,326,205
Oman	2,407,045	1,140,116
Kingdom of Saudi Arabia	1,254,938	1,891,059
Bahrain	1,122,580	1,202,282
United States	1,170,706	51,439
Revenue	$21,747,361	$13,611,101

Food products	96%	100%
Apparel products	4%	-
	100%	100%

For the year ended October 31, 2020, the Company was subject to revenue concentration risk as seven customers accounted for approximately 61% of our total revenue. For the year ended October 31, 2019, the Company was subject to revenue concentration risk as six customers accounted for approximately 66% of our total revenue.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 12: DEBT

Convertible Notes Payable

On January 2, 2020, the Company entered into Amendment #1 to the convertible note dated July 1, 2019 in the principal amount of $605,000 (including a $90,000 original issuance discount), amending the conversion price. As a result of this amendment, the outstanding balance was determined extinguished and a loss on convertible note payable extinguishment of $355,317 was recognized, and a new liability was established. On various dates through January 31, 2020, the outstanding principal and accrued interest was converted into an aggregate of 163,246 shares of the Company’s common stock, fully satisfying this obligation and resulting in the recognition of a loss on convertible note payable settlement of $368,456.

On January 9, 2020, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible note in the principal amount of $605,000 (including a $90,000 original issuance discount). The note matures on January 9, 2021, bears interest at a rate of 4% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $7.50 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On various dates through August 26, 2020, the outstanding principal and accrued interest was converted into an aggregate of 1,755,528 shares of the Company’s common stock, fully satisfying this obligation. The Company recorded a loss on extinguishment of debt of $1,064,474 as a result of the Company issuing shares of its common stock to satisfy this obligation.

On February 10, 2020, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $420,000 (including a $70,000 original issuance discount). The note matures on November 10, 2020, bears interest at a rate of 4% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $6.25 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance of the note with certain prepayment penalties as defined in the note. Due to the variable conversion provision contained in the convertible promissory note that became effective upon the Company’s common stock closing share price falling below $5.00, the Company accounted for this conversion feature as a derivative liability, and recorded a derivative liability of $86,000. On various dates through October 7, 2020, the outstanding principal and accrued interest was converted into an aggregate of 1,575,000 shares of the Company’s common stock, fully satisfying this obligation. The Company recorded a loss on extinguishment of debt of $1,033,375 as a result of the Company issuing shares of its common stock to satisfy this obligation.

On April 8, 2020, the Company entered into Amendment #1 to the convertible notes dated September 13, 2019 in the aggregate principal amount of $660,000 (including an aggregate of $110,000 in original issuance discounts), amending the conversion price. As a result of this amendment, an aggregate beneficial conversion feature of $598,888 was recognized based upon the intrinsic value of the conversion option as a discount of the convertible notes, which will be amortized to interest expense through the maturity dates. On various dates through July 31, 2020, the outstanding principal and accrued interest was converted into an aggregate of 327,925 shares of the Company’s common stock, and an aggregate beneficial conversion feature balance of $531,259 was amortized to interest expense, fully satisfying this obligation.

On April 21, 2020, the Company entered into Amendment #1 to the convertible note dated October 2, 2019 in the principal amount of $345,000 (including a $45,000 original issuance discount), amending the conversion price. As a result of this amendment, a beneficial conversion feature of $231,274 was recognized based upon the intrinsic value of the conversion option as a discount of the convertible note, which will be amortized to interest expense through the maturity date. On various dates through July 31, 2020, the outstanding principal and accrued interest was converted into an aggregate of 260,628 shares of the Company’s common stock, and the beneficial conversion feature balance of $218,583 was amortized to interest expense, fully satisfying this obligation.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 12: DEBT (Continued)

On April 29, 2020, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $165,000 (including a $15,000 original issuance discount). The note matures on April 29, 2021, bears interest at a rate of 8% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $10.00 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the maturity date of the Note with certain prepayment penalties as defined in the note. Due to the variable conversion provision contained in the convertible promissory note that became effective upon the VWAP of the Company’s common stock falling below $5.50 at any time after the prepayment date, the Company accounted for this conversion feature as a derivative liability, and recorded a derivative liability of $250,329. On October 30, 2020, $48,000 of outstanding principal was converted into 200,000 shares of the Company’s common stock. At October 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $123,706. The aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs at October 31, 2020 was $98,918.

On May 12, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $153,000. The note matures on May 12, 2021, bears interest at a rate of 9% per annum, (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance of the note with certain prepayment penalties as defined in the note. At October 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $159,527. The aggregate balance of the convertible promissory note, net of deferred financing costs at October 31, 2020 was $151,422.

On July 14, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $63,000. The note matures on July 14, 2021, bears interest at a rate of 9% per annum, (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance of the note with certain prepayment penalties as defined in the note. At October 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $64,709. The aggregate balance of the convertible promissory note, net of deferred financing costs at October 31, 2020 was $60,904.

On July 22, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $90,000 (including a $15,000 original issuance discount). The note matures on July 22, 2021, bears interest at a rate of 4% per annum, (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $50.00 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the maturity date of the Note with certain prepayment adjustments as defined in the note. At October 31, 2020, the aggregate balance of the convertible promissory note and accrued interest was $91,006. The aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs at October 31, 2020 was $75,949.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 12: DEBT (Continued)

At October 31, 2020 and 2019, there was $387,193 and $1,378,855 of convertible notes payable outstanding, net of discounts of $35,806 and $231,146, respectively.

During the years ended October 31, 2020 and 2019, amortization of debt discount, issuance costs, and beneficial conversion features amounted to $1,300,002 and $839,876, respectively.

During the year ended October 31, 2020, an aggregate of $2,861,517 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were no payments toward the outstanding balances of convertible notes. During the year ended October 31, 2019, an aggregate of $1,638,531 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $1,577,172 toward the outstanding balances of convertible notes.

At October 31, 2020, the Company was in compliance with the terms of the outstanding convertible notes.

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

Upon maturity on November 8, 2019, the Company was not able to pay the balance due and the interest rate immediately increased to 18% per annum. The note holder agreed to only impose the default interest rate and not proceed with any other default remedies currently available. On August 14, 2020, the Company entered into Amendment No. 3 (the “Third Note Amendment”) to the Monaco Note whereby (i) the timing of payments of principal and interest was amended and (ii) it was acknowledged and agreed that so long as the principal and interest payment schedule, as amended by the Third Note Amendment, is satisfied by the Company, the Company will not be in default pursuant to the payment of principal and interest of the Note. Furthermore, on October 26, 2020, the Company entered into Amendment No. 4 (the “Fourth Note Amendment”) to the Monaco Note whereby amendments were made to (i) the timing of payments of principal and interest, (ii) the determination of status of default, and (iii) the manner and application of payments. Through October 31, 2020, the Company paid an aggregate of $100,152 of accrued interest in accordance with the provisions of the Fourth Note Amendment.

On March 31, 2020, the Company issued and sold a promissory note to an accredited investor in the principal amount of $312,500 (including a $62,500 original issuance discount). The note matures on July 1, 2020, bears interest at a rate of 4% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and provides a security interest in all of the Company’s equity ownership interest in its wholly owned subsidiary, Big League Foods, Inc (“BLF”). The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. On July 20, 2020, the Company and its wholly owned subsidiary, BLF, entered into a letter agreement (“Agreement”) with the accredited investor to extend the maturity date ninety (90) days to September 29, 2020. The Agreement also provides that BLF will sell certain of its inventory (“Purchased Inventory”) to the accredited investor as an approved Distributor and that the accredited investor will make certain invoice payments to BLF vendors. Upon the sale of Purchased Inventory by the accredited investor, the accredited investor will retain the first $60,000 of proceeds and then apply future proceeds on a per case amount, as specified within the Agreement, as a reduction of the outstanding promissory note balance. Any remaining note balance will be due and payable by the Company upon maturity of the promissory note. Furthermore, subsequent to fiscal year end, on December 18, 2020, the Company and its wholly owned subsidiary, BLF, entered into a special agreement with the accredited investor to extend the maturity date to December 31, 2021, add a prepayment clause to whereby in the event the accredited investor has received a total of $150,000 or more pursuant to the note on or before December 31, 2021 (the “Prepayment”), then the note shall be forgiven and considered paid in full, and add an event of default to whereby until January 1, 2022, the only event of default on the note shall be the Company’s failure to make the Prepayment. Through October 31, 2020, the Company has not paid any amount toward the outstanding balance of this promissory note.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 12: DEBT (Continued)

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

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points (3.145% at October 31, 2020). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At October 31, 2020, $425,772 was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. The Company was in compliance with all covenants at October 31, 2020.

NOTE 13: DERIVATIVE LIABILITY

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 13: DERIVATIVE LIABILITY (Continued)

The derivative liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from October 31, 2019 to October 31, 2020:

Conversion feature derivative liability
October 31, 2019	$-
Initial fair value of derivative liability charged to other expense	336,329
Gain on change in fair value included in earnings	(69,925)
Derivative liability relieved by conversions of convertible promissory notes	(86,000)
October 31, 2020	$180,404

Total derivative liability at October 31, 2020 amounted to $180,404. At October 31, 2019 there was no derivative liability. The change in fair value included in earnings for the year ended October 31, 2020 is $69,925.

The Company used the following assumptions for determining the fair value of the convertible instrument granted under the binomial pricing model with a binomial simulation at October 31, 2020:

Expected volatility	265.9%
Expected term	5.9 months
Risk-free interest rate	0.11%
Stock price	$0.475

The Company recognizes its derivative liabilities as Level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

At October 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT)

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 10,278,867 are issued at October 31, 2020 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 28,944,601 are outstanding at October 31, 2020, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at October 31, 2020 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 680,801 shares are outstanding at October 31, 2020.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

On January 11, 2019, stockholders holding a majority of the voting power of the Company’s issued and outstanding shares of voting stock, executed a written consent approving 1) an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to (i) increase the number of authorized shares of common stock of the Company to 7,500,000,000 shares from 1,500,000,000 shares and (ii) decrease the par value of the common stock and preferred stock to $0.000001 from $0.001 per share; and 2) granting discretionary authority to the Company’s Board of Directors to amend the Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of common stock of the Company, pursuant to which the shares of common stock would be combined and reclassified into one share of common stock at a ratio within the range from 1-for-2 up to 1-for-400 (the “Reverse Stock Split”), provided that, (X) that the Company may not effect Reverse Stock Splits that, in the aggregate, exceed 1-for-400, and (Y) any Reverse Stock Split may not be completed later than January 11, 2020. On April 16, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase its authorized common stock from 1,500,000,000 shares to 7,500,000,000 shares and to decrease the par value of its common stock and preferred stock from $0.001 per share to $0.000001 per share. As of January 11, 2020, the approved Reverse Stock Split expired as such Reverse Stock Split had not been completed.

On October 6, 2020, stockholders holding a majority of the voting power of the Company’s issued and outstanding shares of voting stock, executed a written consent approving 1) an amendment to the Company’s Certificate of Incorporation, (the “Certificate of Incorporation”) to effect a consolidation of the issued and outstanding shares of Common Stock, pursuant to which the shares of Common Stock would be combined and reclassified into one share of Common Stock at a ratio of 1-for-500 (the “Reverse Stock Split”), 2) approval of the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) and the reservation of 750,000,000 (1,500,000 post-split) shares of Common Stock for issuance thereunder; and, 3) approval of Amendments to and Restatement of the Company’s Certificate of Incorporation pursuant to the Delaware General Corporation Law Section 242(a)(3) to (a) with the exception of actions to enforce a duty or liability arising from the Exchange Act, which may be brought only in federal court pursuant to Section 27 of the Exchange Act, or claims made under the Securities Act, that may be brought in either state or federal court pursuant to Section 22 of the Exchange Act, adopt Delaware General Corporation Law Section 115 to require that any or all other internal corporate claims, including claims made in the right of the Company, shall be brought solely and exclusively in any or all of the courts of the State of Delaware; and, (b) revise the Certificate of Incorporation to correct and consolidate legacy disclosures, including a description of its common stock and the adoption of Section 155 of the General Delaware Corporation Law, so as to comprise one document with the Delaware Secretary of State in the future.

On November 18, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Incorporation, to 1) effect a consolidation of the issued and outstanding shares of Common Stock, pursuant to which the shares of Common Stock would be combined and reclassified into one share of Common Stock at a ratio of 1-for-500 (the “Reverse Stock Split”), 2) adopt Delaware General Corporation Law Section 115 to require that any or all other internal corporate claims, including claims made in the right of the Company, shall be brought solely and exclusively in any or all of the courts of the State of Delaware; and, 3) revise the Certificate of Incorporation to correct and consolidate legacy disclosures, including a description of its common stock and the adoption of Section 155 of the General Delaware Corporation Law, so as to comprise one document with the Delaware Secretary of State in the future. On January 13, 2021, the Company’s Reverse Stock Split was completed and became effective.

Common Stock

During the year ended October 31, 2020, the Company:

●	issued 4,282,326 shares of its common stock valued at $7,370,059, which includes aggregate beneficial conversion features of $830,162, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

●	issued 31,251 shares of its common stock for the conversion of 15,625,500 shares of its Series A Convertible Preferred stock.

●	issued 30,000 shares of its common stock for the vesting of the first 50% of a 60,000 common stock grant to the Company’s Chief Financial Officer. The Company recorded $142,500 of stock-based compensation expense during the year ended October 31, 2020, related to this common stock grant.

●	issued 24,483 shares of its common stock to an accredited investor for proceeds of $91,917.

●	issued 52,000 shares of its common stock to a vendor for services rendered, valued at $78,000.

●	issued 50,219 shares of its common stock to its Chief Executive Officer for proceeds of $20,087.

●	issued 1,197,031 shares of its common stock under a registration statement, valued at $1,327,248.

During the year ended October 31, 2019, the Company:

●	issued 304,060 shares of its common stock to satisfy the settlement agreement by and among the Company, Monaker, American Stock Transfer & Trust Company, LLC and NestBuilder that was executed on or about December 22, 2017.

●	entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 83,333 shares of its common stock for aggregate gross proceeds of $500,000.

●	entered into a letter agreement with the First Investor, pursuant to which the principal amount of the First Note together with interest accrued thereon was converted into an aggregate of 1,024,667 shares of the Company’s common stock at a fixed conversion price of $1.25 per share and the First Warrant was amended such that the First Warrant is exercisable for 1,000,000 shares of the Company’s common stock at a fixed exercise price of $1.25 per share. The Company issued the 1,024,667 shares of its common stock on June 4, 2019.

●	entered into a letter agreement with the Second Investor, pursuant to which the principal amount of the Second Note together with interest accrued thereon was converted into an aggregate of 163,840 shares of the Company’s common stock at a fixed conversion price of $1.25 per share and the Second Warrant was amended such that the Second Warrant is exercisable for 160,000 shares of the Company’s common stock at a fixed exercise price of $1.25 per share. The Company issued the 163,840 shares of its common stock on June 4, 2019.

●	granted 60,000 shares of its common stock to the Company’s Chief Financial Officer. The common stock will vest 25% on the six month, 1 year, 2 year, and 3 year anniversaries of the grant date. The Company recorded $143,750 of stock-based compensation expense during the year ended October 31, 2019, related to this common stock grant.

●	issued 4,839 shares of its common stock to satisfy a former employee’s exercise of 6,000 warrants on a cashless basis.

●	issued 25,819 shares of its common stock valued at $152,897 as repayment for outstanding principal and interest on a convertible promissory note as requested by the note holder according to contractual terms.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

Under the provisions of the 2017 Agreement, the Company was committed to issue warrants to its Chief Executive Officer to purchase shares of its common stock as follows:

●	For each $1 million in revenue generated by the Company, a warrant to purchase 15,000 shares of the Company’s common stock at an exercise price of $3.00 per warrant will be granted, until such time as the Chief Executive Officer owns 20% of the then-outstanding shares of common stock.

●	At the beginning of each calendar year, a warrant to acquire 3% of the Company’s outstanding common stock will be granted.

These provisions were amended and replaced in the 2020 Employment Agreement with the one-time grant of warrants to purchase 943,768 shares of the Company’s common stock at an exercise price of $3.00 per share. This one-time grant of warrants increased the Chief Executive Officer’s ownership to 20% of the Company’s common stock on a fully diluted basis, which is consistent with the intentions of the Company’s Board of Directors and with the Company’s former management. All warrants to purchase shares of the Company’s common stock that are granted under the provisions of the Chief Executive Officer’s 2020 Employment Agreement and 2017 Agreement are immediately vested upon being earned.

During February 2019, the Company entered into securities purchase agreements with the First and Second Investor, whereby the Company sold the First and Second Notes and First and Second Warrants, respectively. The Company allocated a value of $697,611 to the First and Second Warrants based upon a relative fair value methodology.

At October 31, 2020, the Company has no further commitments to issue warrants to purchase shares of its common stock to its Chief Executive Officer. At October 31, 2019, the Company was committed to issue warrants to purchase 285,000 shares of its common stock under the provisions of the employment agreement of its Chief Executive Officer. The fair value of these warrants was $2,515,794 and was recognized as an operating expense within the consolidated statements of operations.

At October 31, 2020 and 2019, there were warrants to purchase up to 2,619,114 and 1,451,410 shares, respectively, of the Company’s common stock outstanding which may dilute future EPS.

At October 31, 2020, no warrants remained to be earned by the Chief Executive Officer. At October 31, 2019, there remained warrants to purchase approximately 788,000 shares of the Company’s common stock, to be issued if earned, under the provisions of the Chief Executive Officer’s employment agreement, which would increase such ownership percentage of the Company’s common stock to the 20% limit.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Since Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate award exercise and employee termination within the valuation model, whereby separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of granted awards is derived from the output of the option valuation model and represents the period of time that granted awards are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during the years ended October 31, 2020 and 2019:

	2020	2019
Expected volatility	194.54% - 399.10%	0.20% - 486.01%
Weighted-average volatility	122.01%	50.14%
Expected dividends	0%	0%
Expected term (in years)	5.0	0.5
Risk-free rate	0.37% - 1.57%	1.46% - 2.60%

The following table sets forth common share purchase warrants outstanding as of October 31, 2020:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2019	1,451,410	$1.72	$-
Warrants granted and issued	1,172,114	$3.00	$-
Warrants exercised	-	$-	$-
Warrants forfeited	(4,410)	$(32.99)	$-
Outstanding, October 31, 2020	2,619,114	$2.24	$-

Common stock issuable upon exercise of warrants	2,619,114	$2.24	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October 31,	Contractual	Exercise	at October 31,	Exercise
Prices	2020	Life (Years)	Price	2020	Price
$1.25	1,160,000	1.35	$1.25	1,160,000	$1.25
$3.00	1,457,114	2.26	$3.00	1,457,114	$3.00
$25.00	2,000	2.17	$25.00	2,000	$25.00
	2,619,114	1.85	$2.24	2,619,114	$2.24

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

The following table sets forth common share purchase warrants outstanding as of October 31, 2019:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2018	247,523	$10.10	$-
Warrants granted and issued	3,593,148	$0.641	$-
Warrants exercised	(6,000)	$(3.00)	$-
Warrants exchanged	(2,383,261)	$(1.20)	$-
Outstanding, October 31, 2019	1,451,410	$1.72	$-

Common stock issuable upon exercise of warrants	1,451,410	$1.72	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October 31,	Contractual	Exercise	at October 31,	Exercise
Prices	2019	Life (Years)	Price	2019	Price
$1.25	1,160,000	2.35	$1.25	1,160,000	$1.25
$3.00	285,000	0.79	$3.00	285,000	$3.00
$12.50	2,000	0.17	$12.50	2,000	$12.50
$25.00	2,000	1.17	$25.00	2,000	$25.00
$50.00	2,410	0.35	$50.00	2,410	$50.00
	1,451,410	1.99	$1.72	1,451,410	$1.72

Series A Convertible Preferred Stock

On October 14, 2014, the Company filed a certificate of amendment to its Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock with the Delaware Secretary of State pursuant to the July 31, 2014 Board of Directors approval to increase the Series A Convertible Preferred A shares from 100,000,000 shares to 120,000,000 shares. The Series A Convertible Preferred Stock was issued at $0.001 par value and bear dividends at a rate of 10% per annum payable on a quarterly basis when declared by the board of directors. Dividends accrue whether or not they have been declared by the board. At the election of the Company, Preferred Dividends may be converted into Series A Convertible Preferred Stock, with each converted share having a value equal to the market price per share, subject to adjustment for stock splits. In order to exercise such option, the Company delivers written notice to the holder. Each 10,000 shares of Series A Convertible Preferred Stock is convertible at the option of the holder thereof at any time into one share of Common Stock. Each holder of Series A Convertible Preferred Stock shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such share on the record date for determining eligibility to participate in the action being taken.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

On March 25, 2019, the Company entered into an inducement agreement (the “Inducement Agreement”) effective as of February 8, 2019, pursuant to which the Company issued Monaker 304,069 shares of its common stock as an inducement to remove certain anti-dilution provisions contained in the Series A Preferred Stock Certificate of Designation in connection with the offering to the First Investor of the First Note and the First Warrant. At October 31, 2018, the value of the 304,069 shares of common stock was $456,090 and was recorded as shares to be issued within our Consolidated Statement of Changes in Stockholders’ Equity (Deficit).

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

During the year ended October 31, 2020, shareholders converted 15,625,500 shares of Series A Preferred Stock into 31251 shares of the Company’s common stock. During the year ended October 31, 2019, there were no conversions of Series A Preferred Stock into shares of the Company’s common stock.

At October 31, 2020 and 2019, there were 28,944,601 and 44,570,101 shares of Series A Convertible Preferred Stock outstanding, respectively.

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

As of October 31, 2020 and 2019, there were no shares of Series B Convertible Preferred Stock outstanding.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

On December 28, 2018, the Board of Directors awarded the Company’s Chief Executive Officer 295,801 shares of Series C Preferred Stock, in exchange for 235,113 of his warrants to acquire shares of common stock and a 1,002 share common stock bonus as approved by the Company’s Board of Directors related to the Company’s fiscal 2018 performance.

On April 26, 2019, a shareholder converted 25,000 shares of Series C Preferred Stock into an aggregate of 5,000 shares of the Company’s common stock.

On September 25, 2020, the Board of Directors awarded the Company’s Chief Executive Officer 250,000 shares of Series C Preferred Stock to ensure his aggregate voting percentage across all classes of voting stock remained in excess of 50.1%.

At October 31, 2020 and 2019, there were 680,801 and 430,801 shares of Series C Convertible Preferred Stock outstanding, respectively.

NOTE 15: RELATED PARTY TRANSACTIONS

During the fiscal year ending October 31, 2020, the Company:

●	issued 30,000 shares of its common stock for the vesting of the first 50% of a 60,000 common stock grant to the Company’s Chief Financial Officer. The Company recorded $142,500 of stock-based compensation expense during the year ended October 31, 2020, related to this common stock grant.

●	issued 50,219 shares of its common stock to its Chief Executive Officer for proceeds of $20,087.

During the fiscal year ending October 31, 2019, there were no related party transactions to report.

NOTE 16: INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted. Due to recurring losses, the Company’s tax provision for the years ended October 31, 2020 and 2019 was $0 and $0, respectively.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 16: INCOME TAXES (Continued)

The provision for income taxes consisted of the following:

Year Ended October 31,	2020	2019
Deferred tax benefit (provision):
Federal	3,695,227	729,016
State, net of federal benefit	1,146,840	226,255
Change in valuation allowance	(4,842,067)	(955,271)
Income tax provision	$-	$-

The following table presents the difference between the effective tax rate and the U.S. federal statutory income tax rate:

Year Ended October 31,	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	7.0%	7.0%
Other	0.0%	0.0%
Effect of valuation allowance	(28.0)%	(28.0)%
Effective income tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effect of temporary difference between the carrying amounts of assets and liabilities. The significant components of the deferred income tax asset (liability) are as follows:

	October 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards (US)	3,827,744	1,312,249
Deferred stock warrants	3,707,444	1,388,579
Other	76,692	17,075
Other	(20,663)	-
Depreciation	(37,646)	(6,400)
Net deferred tax assets	7,553,571	2,711,503
Valuation allowance	(7,553,571)	(2,711,503)
Income tax provision	$-	$-

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $4,842,068 and decreased by $904,059 during the fiscal years ended October 31, 2020 and 2019, respectively.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 16: INCOME TAXES (Continued)

Other Income Tax Related Items

At October 31, 2020 and 2019, the Company has federal net operating loss carryforwards of approximately $13,900,000 and $4,600,000, respectively. Net operating loss carryforwards generated before January 1, 2018 will expire through 2037. Under the Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 39.5% to 27.5%. The change in blended tax rate reduced the 2018 net operating loss carry forward deferred tax assets by approximately $1,400,000.

At October 31, 2020 and 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at October 31, 2020 and 2019.

Enacted in late 2017, the Tax Cut and Jobs Act (“TCJA”) imposed a one-time tax on earnings held outside the United States (“U.S.”). The Company did not have any earnings subject to this tax. Beginning in 2018, earnings generated outside the U.S. are not subject to U.S. tax when repatriated. If the Company engages in certain business activities, non-U.S. earnings may be required to be include in the income of the U.S. parent company. The TCJA added rules that require the U.S. parent company to include in income certain low taxed income. The Company is subject to these so called GILTI (Global Intangible Low-taxed Income) rules due to its presence in the Middle East. The GILTI tax has been properly reflected in the Company’s tax provision calculation as of October 31, 2020.

During April 2020, the Company received $104,479 under the Small Business Administration’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the Small Business Administration (“SBA”). Certain amounts of the loan may be forgiven if they are used towards qualifying expenses as described in the CARES Act. In the event that forgiveness is applied for, an adjustment will be necessary for tax purposes to disallow for any expenses the loan was used towards in the period in which forgiveness occurs.

NOTE 17: COMMITMENTS AND CONTINGENCIES

License Contingent Consideration

As described in Note 7, during April 2019 the Company acquired the License to sell MLB-branded frozen dessert products and confections as part of its acquisition of BLF. The consideration payable to the seller of BLF includes $5,050,000 of contingent consideration, of which $50,000 is due upon the initial sale of an MLB-branded product and of which $5,000,000 is to be paid over time, through December 31, 2022, based on future sales of MLB-branded products (the “Earnout”). The Earnout is payable on a quarterly basis at $1.00 per case sold for sales that have a minimum gross margin of 20% per case. The Earnout payable each quarter is limited in aggregate to the operating income of BLF; however, any amounts constrained due to this limit may be rolled forward to future periods and paid when there is sufficient excess operating income. The Company accrues for this contingent consideration when payment becomes both probable and estimable.

During August 2019, $50,000 of the License contingent consideration was paid to the seller of BLF as the initial sale of an MLB-branded product was achieved during July 2019. At October 31, 2020, the Company believes it is a reasonable possibility that the remaining maximum amount of $5,000,000 will be paid over the term of the arrangement.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 17: COMMITMENTS AND CONTINGENCIES (Continued)

Guaranteed Minimum Royalties

The Company is obligated to pay royalties to certain vendors for the sale of products that contain their intellectual property. These royalty fees are based on a percentage of sales of the underlying products and are included in cost of revenue. The royalties also include certain guaranteed minimum payments. At October 31, 2020, the Company’s total expected future obligation related to these guaranteed minimum payments was $903,333, of which the Company expects to pay $773,333 and $130,000 during the fiscal years ending October 31, 2021 and 2022, respectively. Amounts accrued at October 31, 2020 relating to these guaranteed minimum payments totaled $447,123 and are included in accounts payable and accrued expenses.

Operating Lease Obligations

The Company’s future fiscal year minimum lease payments for its corporate office and domestic warehouse operating leases are as follows:

2021	$193,925
2022	$116,342
2023	$100,596
2024	$8,383
Total	$419,246

Rent expense for the Company’s corporate office and domestic warehouse for the fiscal years ending October 31, 2020 and 2019 was $180,520 and $87,910, respectively.

NOTE 18: LITIGATION

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 19: SUBSEQUENT EVENTS

Subsequent to October 31, 2020, an aggregate of $284,131 of principal, accrued interest, and fees have been converted into 1,685,981 shares of the Company’s common stock.

On November 18, 2020, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Incorporation, to 1) effect a consolidation of the issued and outstanding shares of Common Stock, pursuant to which the shares of Common Stock would be combined and reclassified into one share of Common Stock at a ratio of 1-for-500 (the “Reverse Stock Split”), 2) adopt Delaware General Corporation Law Section 115 to require that any or all other internal corporate claims, including claims made in the right of the Company, shall be brought solely and exclusively in any or all of the courts of the State of Delaware; and, 3) revise the Certificate of Incorporation to correct and consolidate legacy disclosures, including a description of its common stock and the adoption of Section 155 of the General Delaware Corporation Law, so as to comprise one document with the Delaware Secretary of State in the future. On January 13, 2021, the Company’s Reverse Stock Split was completed and became effective.

On December 7, 2020, the Company’s Board of Directors approved the dismissal of RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm to audit its consolidated financial statements for the fiscal year ending October 31, 2020, with such dismissal effective as of December 7, 2020.

On December 8, 2020, the Company’s Board of Directors approved the appointment of Boyle CPA, LLC (“Boyle CPA”) as the Company’s independent registered public accounting firm to audit its consolidated financial statements for the fiscal year ending October 31, 2020, effective December 8, 2020. Boyle CPA replaces RBSM who was dismissed as the Company’s independent registered public accounting firm effective as of December 7, 2020.

On December 9, 2020, Mr. Chris Cutchens informed the Company’s Board of Directors that he was resigning as the Company’s Chief Financial Officer and will support an appropriate transition to be completed by January 8, 2021.

On December 18, 2020, Michael O’Gorman resigned from the Company’s Board of Directors, with such resignation effective as of December 18, 2020.

Additionally, on December 18, 2020, the Company entered into an amendment (the “Special Amendment”) to the promissory note issued to ACG Global Solutions, Inc. (the “Note”), effective March 31, 2020, whereby amendments were made to (i) extend the maturity date of the Note to December 31, 2021 (the “Maturity Date”), (ii) modify the prepayment clause to whereby payment by the Company of $150,000 or more on or before the Maturity Date will cause the Note to be forgiven and considered paid in full, (iii) modify the event of default and note collateral clauses, and (iv) add additional remedies upon the occurrence of an event of default.

Furthermore, on December 18, 2020, the Company and its wholly owned subsidiary, Big League Foods, Inc. (“BLF”), entered into a letter agreement (the “Agreement”) with ACG Global Solutions, Inc. (“ACG”) and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF agreed to sell, transfer, and assign all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF.

On January 4, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $95,000 (the “Note”). The Note matures on January 4, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein. On January 7, 2021, the proceeds received from this Note were used to prepay the convertible promissory note dated July 14, 2020.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2020 and 2019

NOTE 19: SUBSEQUENT EVENTS (Continued)

On January 7, 2021, the Company prepaid a convertible promissory note, including principal, accrued interest, and prepayment amount as set forth within such convertible promissory note dated July 14, 2020. The convertible promissory note in the principal amount of $63,000 was issued and sold by the Company to an accredited investor under a securities purchase agreement dated July 14, 2020.

On January 13, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $88,000 (including a $4,000 original issuance discount) (the “Note”). The Note matures on January 13, 2022, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment amounts as set forth therein.

On February 1, 2021, the Company entered into a Mutual Rescission and Release Agreement (the “Rescission Agreement”) with Eliot’s Adult Nut Butter, LLC (“Eliot’s”) and the member owners of Eliot’s (the “Members”) as a result of the parties’ inability to agree upon advancement of Eliot’s business operations. Pursuant to the terms of the Rescission Agreement, among other things, all agreements between the parties including (i) Asset Purchase Agreement dated September 1, 2020, (ii) the Assignment and Assumption Agreement dated September 1, 2020, (iii) the Bill of Sale dated September 1, 2020, (iv) the Employment Agreement by and between Eliot’s and Michael Kanter dated September 1, 2020, and (v) all related ancillary agreements (collectively, “Original Contracts”) were terminated and the parties released each other from all obligations arising from the Original Contracts.

On February 1, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a promissory note in the principal amount of $303,000 (including a $39,500 original issue discount) (the “Note”). The Note matures on February 1, 2022, bears interest at a rate of 12% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the Note)), and is only convertible into shares of the Company’s common stock upon an Event of Default at a conversion price as specified in the Note, subject to adjustment. Payments shall be made in eight (8) installments each in the amount of $42,420 commencing on the fifth (5th) monthly anniversary following the issue date and continuing thereafter each thirty (30) days for eight (8) months. The Note may be prepaid by the Company at any time as set forth therein.

On February 16, 2021, as a result of the Company’s failure to timely file its Form 10-K, the Company was in default with respect to certain of its convertible notes. The Company has not received any notification of default from any of its outstanding convertible notes.

On February 17, 2021, Anshu Bhatnagar resigned as Chief Executive Officer of the Company, however, will remain a member of the Board of Directors and retain the role of Chairman of the Board of Directors. Mr. Bhatnagar’s resignation did not involve any disagreement with us or management relating to our operations, policies, practices, or otherwise.

Additionally, on February 17, 2021, Apurva Dhruv was appointed as Chief Executive Officer of the Company pursuant to the terms of an employment agreement (the “2021 Employment Agreement”) as approved by the Board of Directors of the Company.

