Form 10-Q
period 2021-01-31
VERUS INTERNATIONAL, INC.
filed 2021-03-26
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

[  ] Yes [X] No

As of March 18, 2021, there were 12,432,512 shares of the issuer’s common stock, $0.000001 par value per share, issued, as adjusted for a 1-for-500 reverse stock split which was completed and became effective on January 13, 2021.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the SEC on March 19, 2021 and elsewhere in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2021	October 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$36,995	$21,483
Accounts receivable, net	5,277,211	4,933,322
Inventory	60,303	60,378
Prepaid expenses	198,111	170,874
Other assets	9,434	8,629
Assets of discontinued operations	41	453,809
Total Current Assets	5,582,095	5,648,495
Property and equipment, net	128,303	139,444
Operating lease right-of-use asset, net	265,239	383,225
Intangible asset, net	434,407	453,858
Total Assets	$6,410,044	$6,625,022

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,501,817	$2,138,666
Operating lease liability	89,364	178,327
Interest payable	168,996	161,427
Due to officer	1,801	1,801
Notes payable	1,337,925	1,337,925
Convertible notes payable, net	250,006	387,193
Derivative liability	240,305	180,404
Liabilities of discontinued operations	160,448	592,072
Total Current Liabilities	4,750,662	4,977,815

Long-Term Liabilities
Notes payable, net of current portion	34,826	34,826
Operating lease liability, net of current portion	175,876	214,284
Total Liabilities	4,961,364	5,226,925

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized and 28,944,601 shares issued and outstanding at January 31, 2021 and October 31, 2020	29	29

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at January 31, 2021 and October 31, 2020	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 680,801 shares issued and outstanding at January 31, 2021 and October 31, 2020	1	1

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 12,032,512 and 10,278,867 shares issued at January 31, 2021 and October 31, 2020, respectively (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1)	12	10

Additional paid-in-capital	46,046,456	45,562,841
Shares to be issued	13,100	-
Accumulated deficit	(44,610,918)	(44,164,783)
Total Stockholders’ Equity	1,448,680	1,398,097
Total Liabilities and Stockholders’ Equity	$6,410,044	$6,625,022

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	January 31,
	2021	2020
Revenue	$3,453,353	$6,173,662
Cost of revenue	2,861,348	4,906,793
Gross Profit	592,005	1,266,869
Operating Expenses:
Salaries and benefits	36,213	1,823,007
Selling and promotions expense	82,030	16,636
Legal and professional fees	8,168	201,518
General and administrative	577,291	588,834
Total Operating Expenses	703,702	2,629,995
Operating loss	(111,697)	(1,363,126)
Other (Expense) Income:
Interest expense	(66,157)	(51,580)
Initial derivative liability expense	(279,512)	-
Amortization of original issue discounts and deferred financing costs	(27,512)	(145,584)
Loss on extinguishment and settlement of debt	(118)	(723,773)
Gain on change in fair value of derivative liability	39,207	-
Total Other (Expense) Income	(334,092)	(920,937)
Loss from continuing operations before income taxes	(445,789)	(2,284,063)
Income taxes	-	-
Loss from continuing operations	(445,789)	(2,284,063)
Discontinued operations (Note 13)
Loss from discontinued operations	(346)	(219,225)
Net loss	$(446,135)	$(2,503,288)

Loss per common share:
Loss from continuing operations per common share – basic and diluted	$(0.04)	$(0.49)

Loss from discontinued operations per common share – basic and diluted	$(0.00)	$(0.05)

Loss per common share – basic and diluted	$(0.04)	$(0.54)

Weighted average shares outstanding – basic and diluted	11,599,945	4,614,705

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended January 31, 2021 and 2020

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2020	28,944,601	$29	-	$-	680,801	$1	10,278,867	$10	$45,562,841	$-	$(44,164,783)	$1,398,097
Conversion of convertible promissory notes to common stock							1,685,918	2	464,651			464,653
Issuance of common stock for vendor services							67,728	-	18,964			18,964
Shares of common stock to be issued for vendor services										13,100		13,100
Net loss											(446,135)	(446,135)
Balance, January 31, 2021	28,944,601	$29	-	$-	680,801	$1	12,032,512	$12	$46,046,456	$13,100	$(44,610,918)	$1,448,680

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended January 31, 2021 and 2020

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2019	44,570,101	$45	-	$-	430,801	$-	4,611,557	$5	$27,568,220	$-	$(28,494,590)	$(926,320)
Conversion of Preferred Stock A to common stock	(3,125,500)	(3)								3		-
Shares to be issued under stock-based compensation									2,253,238	90,000		2,343,238
Conversion of convertible promissory notes to common stock							30,196	-	877,039			877,039
Shares to be issued for conversion of convertible promissory note to common stock										465,675		465,675
Net loss											(2,503,288)	(2,503,288)
Balance, January 31, 2020	41,444,601	$42	-	$-	430,801	$-	4,641,753	$5	$30,698,497	$555,678	$(30,997,878)	$256,344

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(446,135)	$(2,503,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial derivative liability expense	279,512	-
Depreciation and amortization	30,591	68,330
Amortization of original issue discounts and deferred financing costs	27,512	145,584
Loss on extinguishment and settlement of debt	118	723,774
Gain on change in fair value of derivative liability	(39,207)	-
Stock-based compensation	(74,186)	1,653,245
Changes in operating assets and liabilities:
Increase in accounts receivable	(343,889)	(1,114,489)
Decrease in inventory	75	179,155
Increase in prepaid expenses	(27,237)	(124,793)
Increase in other assets	(805)	-
Increase in accounts payable and accrued expenses	491,104	315,570
(Decrease) increase in right to use and lease obligation, net	(9,385)	13,650
Net cash used in operating activities of continuing operations	(111,932)	(643,262)
Net cash provided by operating activities of discontinued operations	22,144	85,483
Net cash used in operating activities	(89,788)	(557,779)

Cash flows from investing activities:
Net cash used in investing activities of continuing operations	-	-
Net cash used in investing activities of discontinued operations	-	(3,000)
Net cash used in investing activities	-	(3,000)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of commissions	168,300	476,000
Payments applied to convertible promissory notes	(63,000)	-
Net cash provided by financing activities of continuing operations	105,300	476,000

Net increase (decrease) in cash	15,512	(84,779)
Cash at beginning of period	21,483	330,151

Cash at end of period	$36,995	$245,372

Supplemental disclosure:
Cash paid for interest	$18,765	$4,530

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Three Months Ended
	January 31,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:

Common Stock issued in exchange for conversion of Series A Preferred Stock:
Value	$-	$3
Shares	-	6,431

Common Stock issued in exchange for conversion of convertible promissory note and accrued interest:
Value	$464,653	$153,265
Shares	1,685,918	30,196

Common Stock issued for vendor services:
Value	$18,964	$-
Shares	67,728	-

Common Stock to be issued for vendor services:
Value	$13,100	$-
Shares	48,182	-

Common Stock to be issued in exchange for conversion of convertible promissory note and accrued interest:
Value	$-	$465,675
Shares	-	133,050

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

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

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. The MLB license covered all 30 MLB teams, and all of our products pursuant to such license featured “home team” packaging that matched the fan base in each region. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the operating results and associated assets and liabilities from BLF as discontinued operations in the unaudited condensed consolidated financial statements for the three months ended January 31, 2021 and 2020 (see Note 13).

Furthermore, during August 2019, we purchased all of the assets of a french fry business in the Middle East.

Basis of Presentation

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The unaudited condensed consolidated financial statements for the three months ended January 31, 2021 and 2020 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, and Verus Foods, Inc. effective January 2017. The operating results and associated assets and liabilities from BLF have been classified as discontinued operations in the unaudited condensed consolidated financial statements for the three months ended January 31, 2021 and 2020 (see Note 13). All significant intercompany balances and transactions have been eliminated in the consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021. The results of operations for the three months ended January 31, 2021, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2021.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

The full impact of the COVID-19 pandemic on the Company’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on the Company’s employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within the Company’s Annual Report on Form 10-K. Even after the pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, the Company cannot reasonably estimate the impact at this time. The Company continues to actively monitor the pandemic and may determine to take further actions that alter its business operations as may be required by federal, state, or local authorities or that it determines are in the best interests of its employees, customers, vendors, and shareholders.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuations of inventory, finite-lived intangible assets, accrued expenses, valuation of derivative liabilities, stock-based compensation and the valuation reserve for income taxes.

Reclassifications

Certain reclassifications of prior period amounts have been made to enhance comparability with the current period unaudited condensed consolidated financial statements, including, but not limited to, presentation of certain items within the unaudited consolidated balance sheets, unaudited statements of operations, unaudited consolidated statements of cash flows, and certain notes to the unaudited condensed consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Concentrations of Credit Risk

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high-quality financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits, but may be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, the Company monitors the credit quality of its customers as well as maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Risk

The Company’s food products accounts receivable, net and revenues are geographically concentrated with customers located in the GCC countries. In addition, significant concentrations exist with a limited number of customers. Approximately 50% of accounts receivable, net at January 31, 2021 were concentrated with five customers and approximately 63% of revenue for the three-months ended January 31, 2021 were concentrated with seven customers. Although the loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition, such risks may be mitigated by our access to credit insurance programs.

Supplier Risk

The Company purchases substantially all of its food products from a limited number of regions around the world or from a limited number of suppliers. Increases in the prices of the food products which we purchase could adversely affect our operating results if we are unable to offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient food products or our suppliers cease to be available to us, we could experience shortages in our food products or be unable to meet our commitments to customers. Alternative sources of food products, if available, may be more expensive. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position. Approximately 60% of accounts payable at January 31, 2021 were concentrated with four suppliers and approximately 48% of cost of revenue for the three-months ended January 31, 2021 were concentrated with five suppliers.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at January 31, 2021 or October 31, 2020. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At January 31, 2021 and October 31, 2020, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At January 31, 2021 and October 31, 2020, the Company determined there was no requirement for an allowance for doubtful accounts.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory is stated at the lower of net realizable value or cost, determined on the first-in, first-out basis. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation. Inventories consist of finished products.

Intangible Assets

The Company amortizes its one intangible asset, certain acquired customer contracts, on a straight-line basis over the estimated useful life of the asset.

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

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), formerly SFAS No. 157 “Fair Value Measurements”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and current and long-term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. At January 31, 2021, the Company had a Level 3 financial instrument related to its derivative liability.

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

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the three months ended January 31, 2021 and 2020 was $266,939 and $250,853, respectively.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rate used to translate amounts in AED into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

Balance sheet:

	January 31, 2021	October 31, 2020
Period-end AED: USD exchange rate	$0.27228	$0.27229

Income statement:

	January 31, 2021	January 31, 2020
Average Quarterly AED: USD exchange rate	$0.27228	$0.27230

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the tax years ended October 31, 2020 and 2019.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended January 31, 2021 and 2020, as we incurred a net loss for those periods. At January 31, 2021, there were outstanding warrants to purchase approximately 2,810,000 shares of the Company’s common stock, approximately 194,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, and approximately 2,200,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At January 31, 2020, there were outstanding warrants to purchase approximately 1,700,000 shares of the Company’s common stock, approximately 169,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, approximately 148,000 shares of the Company’s common stock to be issued, and approximately 101,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS.

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

Recently Adopted Accounting Standards

Effective November 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. The Company determined the adoption of ASU 2018-13 did not have an impact on its unaudited condensed consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

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

The Company has incurred a net loss from continuing operations of $445,789 and negative cash flows from continuing operations of $111,932 for the three months ended January 31, 2021. At January 31, 2021, the Company had a working capital surplus of $831,433, and an accumulated deficit of $44,610,918. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months from the date of this report and to fund the growth of our business, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all. The Company’s ability to raise additional capital will also be impacted by the recent COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

NOTE 4: PREPAID EXPENSES

Prepaid expenses total $198,111 and $170,874 at January 31, 2021 and October 31, 2020, respectively, and consist mainly of prepaid rent, prepaid consulting, and deposits on purchases.

NOTE 5: LEASES

At January 31, 2021, the Company had two operating leases, one for its corporate office in Gaithersburg, Maryland, and one for its domestic warehouse operations in Stafford, Texas. Effective February 8, 2021, the Company terminated the operating lease for its corporate office and Gaithersburg, Maryland and entered into a new, short-term lease. The Company also has a short-term lease for office space in Dubai, UAE.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 5: LEASES (continued)

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset, which is calculated on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense on the lease liability, which is calculated using the effective interest rate method. The Company had no finance leases at January 31, 2021.

For the three months ended January 31, 2021, the Company had operating lease costs of $54,206, which are included in general and administrative expenses in the unaudited consolidated statements of operations. For the three months ended January 31, 2021, the Company made operating lease cash payments of $12,575, which are included in cash flows from operating activities of continuing operations in the unaudited consolidated statements of cash flows. At January 31, 2021, the Company had operating lease costs of $41,632 accrued for future payment, which are included in accounts payable and accrued expenses in the unaudited consolidated balance sheets.

At January 31, 2021, the remaining lease term for our domestic warehouse operations is 37 months, and the discount rate is 5%. Future annual minimum cash payments required under this operating type lease at January 31, 2021 are as follows:

Future Minimum Lease Payments:
Remainder of fiscal year 2021	$75,447
2022	100,598
2023	100,595
2024	8,383
Total Minimum Lease Payments	$285,023
Less: amount representing interest	(19,783)
Present Value of Lease Liabilities	$265,240
Less: current portion	(89,364)
Long-Term Portion	$175,876

NOTE 6: INTANGIBLE ASSET, NET

At January 31, 2021, intangible asset, net, consists of a single intangible asset of certain acquired customer contracts.

Through December 18, 2020, the Company held an acquired MLB license intangible and an NHL license intangible, which were assigned to GOF through a letter agreement with ACG Global Solutions, Inc. and GOF, effective December 18, 2020. The assignments of the Company’s interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the impairment of these intangibles and the reversal of accrued license royalty fees within discontinued operations in the unaudited condensed consolidated financial statements for the three months ended January 31, 2021 and 2020 (see Note 13).

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 6: INTANGIBLE ASSET, NET (continued)

Acquired Customer Contracts

The acquired customer contracts were purchased for $544,630 (2,000,000 United Arab Emirates Dirham) from a third-party frozen foods vendor during September 2019, giving the Company the right to earn revenue under the terms of the acquired customer contracts.

The net carrying amount of the intangible asset is as follows:

	Estimated
	Useful Lives	January 31, 2021	October 31, 2020
Intangible asset:
Customer contracts	7 years	544,630	544,630
Accumulated amortization		(110,223)	(90,772)
Intangible assets, net		$434,407	$453,858

As a result of the COVID-19 pandemic, we have considered its potential impact on our global supply chain, operations and routes to market or those of our suppliers, customers, distributors and retailers. Based on our analysis, we have determined there is currently no indication that the carrying amount of our acquired customer contracts is impaired and not fully recoverable, and therefore no impairment exists at January 31, 2021.

Amortization expense for the three months ended January 31, 2021 and 2020 was $19,451 and $32,418, respectively.

Annual amortization expense related to the existing net carrying amount of the intangible asset for the next five years is expected to be as follows:

Remainder of fiscal year 2021	$58,353
Fiscal year 2022	$77,804
Fiscal year 2023	$77,804
Fiscal year 2024	$77,804
Fiscal year 2025	$77,804
Fiscal year 2026	$64,838

NOTE 7: REVENUE DISAGGREGATION

The following table presents the Company’s revenue by country and major product lines:

	For the Three Months Ended
	January 31,
	2021	2020
United Arab Emirates	$2,498,593	$4,906,843
Oman	488,435	599,580
Kingdom of Saudi Arabia	341,291	317,105
Bahrain	125,034	350,134
Revenue	$3,453,353	$6,173,662

Food products	100%	100%
	100%	100%

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 7: REVENUE DISAGGREGATION (continued)

For the three months ended January 31, 2021, the Company was subject to revenue concentration risk as seven customers accounted for approximately 63% of our total revenue. For the three months ended January 31, 2020, the Company was subject to revenue concentration risk as seven customers accounted for approximately 63% of our total revenue.

NOTE 8: DEBT

Convertible Notes Payable

On April 29, 2020, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $165,000 (including a $15,000 original issuance discount). The note matures on April 29, 2021, bears interest at a rate of 8% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $10.00 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the maturity date of the Note with certain prepayment penalties as defined in the note. Due to the variable conversion provision contained in the convertible promissory note that became effective upon the VWAP of the Company’s common stock falling below $5.50 at any time after the prepayment date, the Company accounted for this conversion feature as a derivative liability, and recorded a derivative liability of $250,329. On various dates through December 8, 2020, the aggregate outstanding principal and accrued interest of $172,246 was converted into an aggregate of 985,384 shares of the Company’s common stock, fully satisfying this obligation. The Company recorded an aggregate gain on extinguishment of debt of $31,304 as a result of the Company issuing shares of its common stock to satisfy this obligation.

On May 12, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $153,000. The note matures on May 12, 2021, bears interest at a rate of 9% per annum, (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance of the note with certain prepayment penalties as defined in the note. On various dates through November 23, 2020, the aggregate outstanding principal and accrued interest of $159,885 was converted into an aggregate of 900,597 shares of the Company’s common stock, fully satisfying this obligation. The Company recorded an aggregate loss on extinguishment of debt of $78,422 as a result of the Company issuing shares of its common stock to satisfy this obligation.

On July 14, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $63,000. The note matures on July 14, 2021, bears interest at a rate of 9% per annum, (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance of the note with certain prepayment penalties as defined in the note. During January 2021, the Company paid-off the aggregate balance of the convertible promissory note, including accrued interest and prepayment amount, fully satisfying this obligation.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 8: DEBT (continued)

On July 22, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $90,000 (including a $15,000 original issuance discount). The note matures on July 22, 2021, bears interest at a rate of 4% per annum, (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $50.00 per share, subject to adjustment. The note may be prepaid by the Company at any time prior to the maturity date of the note with certain prepayment penalties as defined in the note. At January 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $91,913. The aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs at January 31, 2021 was $80,864.

On January 4, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $95,000. The note matures on January 4, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On January 7, 2021, the proceeds received from this Note were used to prepay the convertible promissory note dated July 14, 2020. At January 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $95,632. The aggregate balance of the convertible promissory note, net of deferred financing costs at January 31, 2021 was $91,759.

On January 13, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $88,000 (including a $4,000 original issuance discount). The note matures on January 13, 2022, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $120,219 and deferred financing costs of $7,200. The original issue discount and deferred financing costs are being amortized over the term of the note. At January 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $88,366. At January 31, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $77,383.

At January 31, 2021 and October 31, 2020, there was $250,006 and $387,193 of convertible notes payable outstanding, net of discounts of $22,994 and $35,806, respectively.

During the three months ended January 31, 2021 and 2010, amortization of original issue discount and issuance costs amounted to $27,512 and $145,584, respectively.

During the three months ended January 31, 2021, an aggregate of $284,131 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $91,457 toward the outstanding balances of convertible notes. During the three months ended January 31, 2020, an aggregate of $618,941 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were no payments toward the outstanding balances of convertible notes.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

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

Upon maturity on November 8, 2019, the Company was not able to pay the balance due and the interest rate immediately increased to 18% per annum. The note holder agreed to only impose the default interest rate and not proceed with any other default remedies currently available. On August 14, 2020, the Company entered into Amendment No. 3 (the “Third Note Amendment”) to the Monaco Note whereby (i) the timing of payments of principal and interest was amended and (ii) it was acknowledged and agreed that so long as the principal and interest payment schedule, as amended by the Third Note Amendment, is satisfied by the Company, the Company will not be in default pursuant to the payment of principal and interest of the Note. Furthermore, on October 26, 2020, the Company entered into Amendment No. 4 (the “Fourth Note Amendment”) to the Monaco Note whereby amendments were made to (i) the timing of payments of principal and interest, (ii) the determination of status of default, and (iii) the manner and application of payments. Through January 31, 2021, the Company paid an aggregate of $116,152 of accrued interest in accordance with the provisions of the Fourth Note Amendment.

On March 31, 2020, the Company issued and sold a promissory note to an accredited investor in the principal amount of $312,500 (including a $62,500 original issuance discount). The note matures on July 1, 2020, bears interest at a rate of 4% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and provides a security interest in all of the Company’s equity ownership interest in its wholly owned subsidiary, Big League Foods, Inc (“BLF”). The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. On July 20, 2020, the Company and its wholly owned subsidiary, BLF, entered into a letter agreement (“Agreement”) with the accredited investor to extend the maturity date ninety (90) days to September 29, 2020. The Agreement also provides that BLF will sell certain of its inventory (“Purchased Inventory”) to the accredited investor as an approved Distributor and that the accredited investor will make certain invoice payments to BLF vendors. Upon the sale of Purchased Inventory by the accredited investor, the accredited investor will retain the first $60,000 of proceeds and then apply future proceeds on a per case amount, as specified within the Agreement, as a reduction of the outstanding promissory note balance. Any remaining note balance will be due and payable by the Company upon maturity of the promissory note. Furthermore, subsequent to fiscal year end, on December 18, 2020, the Company and its wholly owned subsidiary, BLF, entered into a special agreement with the accredited investor to extend the maturity date to December 31, 2021, add a prepayment clause to whereby in the event the accredited investor has received a total of $150,000 or more pursuant to the note on or before December 31, 2021 (the “Prepayment”), then the note shall be forgiven and considered paid in full, and add an event of default to whereby until January 1, 2022, the only event of default on the note shall be the Company’s failure to make the Prepayment. Through January 31, 2021, the Company has not paid any amount toward the outstanding balance of this promissory note.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 8: DEBT (continued)

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

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points (3.144% at January 31, 2021). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At January 31, 2021, $425,772 was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. The Company was in compliance with all covenants at January 31, 2021.

NOTE 9: DERIVATIVE LIABILITY

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

The derivative liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from October 31, 2020 to January 31, 2021.

Conversion feature derivative liability
October 31, 2019	$-
Initial fair value of derivative liability charged to other expense	336,329
Gain on change in fair value included in earnings	(69,925)
Derivative liability relieved by conversions of convertible promissory notes	(86,000)
October 31, 2020	$180,404
Initial fair value of derivative liability charged to other expense	279,512
Gain on change in fair value included in earnings	(39,207)
Derivative liability relieved by conversions of convertible promissory notes	(180,404)
January 31, 2021	$240,305

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 9: DERIVATIVE LIABILITY (continued)

Total derivative liability at January 31, 2021 and October 31, 2020 amounted to $240,305 and $180,404, respectively. The change in fair value included in earnings of $39,207 is due in part to the quoted market price of the Company’s common stock decreasing from $0.48 at October 31, 2020 to $0.20 at January 31, 2021, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instrument granted under the binomial pricing model with a binomial simulation at January 31, 2021:

Expected volatility	244.3% - 265.8%
Expected term	5.7 – 11.4 months
Risk-free interest rate	0.07% - 0.10%
Stock price	$0.20

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

At January 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

NOTE 10: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 12,032,512 are issued at January 31, 2021 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 28,944,601 are outstanding at January 31, 2021, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at January 31, 2021 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 680,801 shares are outstanding at January 31, 2021.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

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

Common Stock

During the three months ended January 31, 2021, the Company:

●	issued 1,685,918 shares of its common stock valued at $464,653, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

●	issued 67,728 shares of its common stock to a vendor for services rendered.

●	recorded 48,182 shares of its common stock as shares to be issued to a vendor for services rendered.

During the three months ended January 31, 2020, the Company:

●	issued 30,196 shares of its common stock valued at $877,039 and reflected 133,050 shares of its common stock valued at $465,675 as shares to be issued, as repayment for outstanding principal and interest on a convertible promissory note as requested by the note holder in accordance with contractual terms.

●	recorded 6,251 shares of its common stock as shares to be issued for the conversion of 3,125,500 shares of its Series A Convertible Preferred stock.

●	recorded 15,000 shares of its common stock as shares to be issued for the vesting of the first 25% of a 60,000 common stock grant to Christopher Cutchens, the Company’s Chief Financial Officer. The Company recorded $56,250 of stock-based compensation expense during the three months ended January 31, 2020, related to this common stock grant.

Common Stock Warrants

At January 31, 2021, there were warrants to purchase up to 2,619,114 shares of the Company’s common stock outstanding which may dilute future EPS. There were no warrants earned or granted during the three months ended January 31 2021.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

The following table sets forth common share purchase warrants outstanding at January 31, 2021:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2020	2,619,114	$2.24	$-
Warrants granted and issued	-	$-	$-
Warrants exercised	-	$-	$-
Warrants forfeited	-	$-	$-
Outstanding, January 31, 2021	2,619,114	$2.24	$-

Common stock issuable upon exercise of warrants	2,619,114	$2.24	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at January 31,	Contractual	Exercise	at January 31,	Exercise
Prices	2021	Life (Years)	Price	2021	Price
$1,25	1,160,000	1.09	$1.25	1,160,000	$1.25
$3.00	1,457,114	2.01	$3.00	1,457,114	$3.00
$25.00	2,000	1.92	$25.00	2,000	$25.00
	2,619,114	1.60	$2.24	2,619,114	$2.24

NOTE 11: COMMITMENTS AND CONTINGENCIES

At January 31, 2021, the Company had two operating leases, one for its corporate office in Gaithersburg, Maryland, and one for its domestic warehouse operations in Stafford, Texas. Effective February 8, 2021, the Company terminated the operating lease for its corporate office and Gaithersburg, Maryland and entered into a new, short-term lease. The Company also has a short-term lease for office space in Dubai, UAE.

The Company incurs rent expense of $8,383 per month for its domestic warehouse operations in Stafford, Texas. The term of this operating lease is through November 30, 2023.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 12: LITIGATION

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

NOTE 13: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its BLF subsidiary, of which BLF assets were sold, transferred, and assigned to GOF on December 18, 2020, as discontinued operations in the unaudited condensed consolidated financial statements for the three months ended January 31, 2021 and 2020.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets were as follows:

	January 31, 2021			October 31, 2020
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$41	$36,995	$37,036	$26	$21,483	$21,509
Accounts receivable, net	-	5,277,211	5,277,211	225,368	4,933,322	5,158,690
Inventory	-	60,303	60,303	-	60,378	60,378
Prepaid expenses	-	198,111	198,111	46,047	170,874	216,921
Other assets	-	9,434	9,434	-	8,629	8,629
Total Current Assets	41	5,582,054	5,582,095	271,441	5,194,686	5,466,127
Property and equipment, net	-	128,303	128,303	8,053	139,444	147,497
Operating lease right-of-use asset, net	-	265,239	265,239	-	383,225	383,225
Intangible asset, net	-	434,407	434,407	174,314	453,858	628,172
Total Assets	$41	$6,410,003	$6,410,044	$453,809	$6,171,213	$6,625,022

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$160,448	$2,501,817	$2,662,265	$592,072	$2,138,666	$2,730,738
Operating lease liability	-	89,364	89,364	-	178,327	178,327
Interest payable	-	168,996	168,996	-	161,427	161,427
Due to officer	-	1,801	1,801	-	1,801	1,801
Notes payable	-	1,337,925	1,337,925	-	1,337,925	1,337,925
Convertible notes payable, net	-	250,006	250,006	-	387,193	387,193
Derivative liability	-	240,305	240,305	-	180,404	180,404
Total Current Liabilities	160,448	4,590,214	4,750,662	592,072	4,385,743	4,977,815
Notes payable, net of current portion	-	34,826	34,826	-	34,826	34,826
Operating lease liability, net of current portion	-	175,876	175,876	-	214,284	214,284
Total Liabilities	$160,448	$4,800,916	$4,961,364	$592,072	$4,634,853	$5,226,925

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS (continued)

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	Three Months Ended
	January 31,
	2021			2020
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$1,291	$3,453,353	$3,454,644	$-	$6,173,662	$6,173,662
Cost of revenue	-	2,861,348	2,861,348	133,312	4,906,793	5,040,105
Gross Profit	1,291	592,005	593,296	(133,312)	1,266,869	1,133,557
Salaries and benefits	(10,599)	36,213	25,614	57,269	1,823,007	1,880,276
Selling and promotions expense	-	82,030	82,030	1,986	16,636	18,622
Legal and professional fees	-	8,168	8,168	1,986	201,518	203,504
General and administrative	12,236	577,291	589,527	24,672	588,834	613,506
Total Operating Expenses	1,637	703,702	705,339	85,913	2,629,995	2,715,908
Operating loss	(346)	(111,697)	(112,043)	(219,225)	(1,363,126)	(1,582,351)
Other Income (Expense):
Interest expense	-	(66,157)	(66,157)	-	(51,580)	(51,580)
Initial derivative liability expense	-	(279,512)	(279,512)	-	-	-
Amortization of original issue discounts and deferred financing costs	-	(27,512)	(27,512)	-	(145,584)	(145,584)
Loss on extinguishment and settlement of debt	-	(118)	(118)	-	(723,773)	(723,773)
Gain on change in fair value of derivative liability	-	39,207	39,207	-	-	-
Total Other (Expense) Income	-	(334,092)	(334,092)	-	(920,937)	(920,937)
Loss before income taxes	(346)	(445,789)	(446,135)	(219,225)	(2,284,063)	(2,503,288)
Income taxes	-	-	-	-	-	-
Net loss	$(346)	$(445,789)	$(446,135)	$(219,225)	$(2,284,063)	$(2,503,288)

NOTE 14: SUBSEQUENT EVENTS

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

On March 15, 2021, the assignment of the Company’s interest in the MLB license was completed in accordance with the letter agreement dated December 18, 2020, with ACG Global Solutions, Inc. and Gam on Foods, Inc.

On March 17, 2021, as a result of the Company’s failure to timely file its Form 10-Q, the Company was in default with respect to certain of its convertible notes. The Company has not received any notification of default from any of its outstanding convertible notes.

On March 25, 2021, the assignment of the Company’s interest in the NHL license was completed in accordance with the letter agreement dated December 18, 2020, with ACG Global Solutions, Inc. and Game on Foods, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended October 31, 2020 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2021.

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

In addition to the foregoing, since our acquisition of BLF during April 2019, pursuant to which we acquired a license with MLB to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively.

Furthermore, during August 2019, we purchased all of the assets of a french fry business in the Middle East.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 2 above and the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2021 are those that depend most heavily on these judgments and estimates. As of January 31, 2021, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended January 31, 2021 compared to three months ended January 31, 2020

Continuing Operations

Revenue

Our revenue decreased to $3,453,353 for the three months ended January 31, 2021, compared to $6,173,662 for the three months ended January 31, 2020, a decrease of $2,720,309 or 44%. The decrease is the result of decreased international revenue with existing and new customers. We remain focused on reducing the order backlog with customers by continuing to increase sales to customers and through increased working capital funding that allows us to procure additional products for sale.

Cost of Revenue

Cost of revenue totaled $2,861,348 for the three months ended January 31, 2021, compared to $4,906,793 for the three months ended January 31, 2020, a decrease of $2,045,445 or 42%. The decrease is the result of lower revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses decreased to $703,702 for the three months ended January 31, 2021, compared to $2,629,995 for the three months ended January 31, 2020, a decrease of $1,926,293, or 73%. The decrease is primarily due to a decrease of $1,727,431 in stock-based compensation expense related to performance warrants earned by our former Chief Executive Officer during the prior year period, coupled with lower expenses across all other categories, except selling and promotions expense, as a result of the experienced revenue decline.

Other (Expense) Income

Our other (expense) income, net decreased by $586,845 for the three months ended January 31, 2021. The decrease is primarily the result of decreases in loss on extinguishment/settlement of debt due to conversions of convertible notes payable and amortization of original issue discounts and deferred financing costs, coupled with a gain on the change in fair value of derivative liability. The decrease was partially offset by an increase in initial derivative liability expense and interest expense.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $445,789 for the three months ended January 31, 2021, compared to a net loss of $2,284,063 for the three months ended January 31, 2020, a decrease of $1,838,274. The decrease in net loss is primarily driven by the decrease in operating expenses and other expenses, partially offset by the decrease in gross profit as disclosed above.

Discontinued Operations

As our discontinued operations were sold, transferred, and assigned effective December 18, 2020 (see Note 13), we generated $1,291 of revenue, incurred $1,637 of operating expenses, and generated a net loss of $346 from discontinued operations for the three months ended January 31, 2021. During the three months ended January 31, 2020, we generated no revenue, incurred $133,312 of cost of revenue, incurred $85,913 of operating expenses, and generated a net loss of $219,225 from discontinued operations.

Liquidity and Capital Resources

At January 31, 2021, we had $36,995 of cash and a working capital surplus of $831,433 as compared to cash of $21,483 and a working capital surplus of $670,680 at October 31, 2020.

Net cash used in operating activities of continuing operations was $111,932 for the three months ended January 31, 2021 as compared to net cash used in operating activities continuing operations of $643,262 for the three months ended January 31, 20202. The decrease in net cash used in operating activities of continuing operations was primarily due to decreases in accounts receivable, inventories, and prepaid expenses, partially offset by an increase in accounts payable and accrued expenses.

There was no net cash used in investing activities of continuing operations for the three months ended January 31, 2021 or 2020.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the three months ended January 31, 2021, net cash provided by financing activities of continuing operations was $105,300 as compared to $476,000 during the three months ended January 31, 2020. The decrease in net cash provided by financing activities of continuing operations was primarily due to lower net proceeds from the issuance of convertible notes payable, coupled with higher payments applied to convertible promissory notes. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2021 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
3.16	Certificate of Amendment of the Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 12, 2021)
10.1	Employment Agreement by and between Verus International, Inc. and Anshu Bhatnagar (Incorporated by reference to Form 8-K filed on April 29, 2020)
10.2	Form of Securities Purchase Agreement dated July 22, 2020 (Incorporated by reference to Form 10-Q filed on September 21, 2020)
10.3	Form of Note dated July 22, 2020 (Incorporated by reference to Form 10-Q filed on September 21, 2020)
10.4	Amendment No. 3 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on August 20, 2020)
10.5	Amendment No. 4 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on October 30, 2020)
10.6	Special Amendment to note dated March 31, 2020 (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.7	Form of Agreement (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.8	Form of Securities Purchase Agreement dated January 13, 2021 (Incorporated by reference to Form 8-K filed on January 25, 2021)
10.9	Form of Note dated January 13, 2021 (Incorporated by reference to Form 8-K filed on January 25, 2021)
10.10	Employment Agreement by and between Verus International, Inc. and Apurva Dhruv (Incorporated by reference to Form 8-K filed on February 23, 2021)
10.11	Form of Securities Purchase Agreement dated January 4, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.12	Form of Note dated January 4, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.13	Form of Securities Purchase Agreement dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.14	Form of Note dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
31.1*	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Apurva Dhruv
Apurva Dhruv
Chief Executive Officer (Principal Executive, Financial, and Accounting Officer), since February 17, 2021
March 26, 2021

/s/ Anshu Bhatnagar
Anshu Bhatnagar
Chief Executive Officer (Principal Executive, Financial, and Accounting Officer), through February 17, 2021
March 26, 2021

