Form 10-Q
period 2021-07-31
VERUS INTERNATIONAL, INC.
filed 2021-09-20
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

As of September 17, 2021, there were 17,029,400 shares of the issuer’s common stock, $0.000001 par value per share, issued, as adjusted for a 1-for-500 reverse stock split which was completed and became effective on January 13, 2021.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2021	October 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$69,480	$21,483
Accounts receivable, net	5,524,873	4,933,322
Inventory	85,667	60,378
Prepaid expenses	84,518	170,874
Other assets	9,434	8,629
Assets of discontinued operations	41	453,809
Total Current Assets	5,774,013	5,648,495
Property and equipment, net	106,024	139,444
Operating lease right-of-use asset, net	221,115	383,225
Intangible asset, net	395,505	453,858
Total Assets	$6,496,657	$6,625,022

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,157,457	$2,138,666
Operating lease liability	91,621	178,327
Interest payable	296,962	161,427
Due to officer	1,801	1,801
Notes payable	1,517,497	1,337,925
Convertible notes payable, net	538,610	387,193
Derivative liability	699,797	180,404
Liabilities of discontinued operations	160,448	592,072
Total Current Liabilities	5,464,193	4,977,815

Long-Term Liabilities
Notes payable, net of current portion	-	34,826
Operating lease liability, net of current portion	129,494	214,284
Total Liabilities	5,593,687	5,226,925

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized and 28,944,601 shares issued and outstanding at July 31, 2021 and October 31, 2020	29	29

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at July 31, 2021 and October 31, 2020	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 680,801 shares issued and outstanding at July 31, 2021 and October 31, 2020	1	1

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 14,847,812 and 10,278,867 shares issued at July 31, 2021 and October 31, 2020, respectively (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1)	15	10

Additional paid-in-capital	46,481,743	45,562,840
Shares to be issued	43,100	-
Accumulated deficit	(45,621,918)	(44,164,783)
Total Stockholders’ Equity	902,970	1,398,097
Total Liabilities and Stockholders’ Equity	$6,496,657	$6,625,022

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Revenue	$1,848,389	$5,915,587	$8,612,422	$16,712,149
Cost of revenue	1,384,211	4,776,122	6,809,203	13,378,280
Gross Profit	464,178	1,139,465	1,803,219	3,333,869
Operating Expenses:
Salaries and benefits	129,974	272,934	395,925	8,873,090
Selling and promotions expense	85,775	157,579	224,276	286,544
Legal and professional fees	23,840	157,133	38,816	550,527
General and administrative	469,862	521,718	1,628,664	1,667,710
Total Operating Expenses	709,451	1,109,364	2,287,681	11,377,871
Operating (loss) income	(245,273)	30,101	(484,462)	(8,044,002)
Other (Expense) Income:
Interest expense	(52,473)	(837,816)	(199,414)	(1,031,495)
Amortization of debt discounts and issuance costs	(49,152)	(136,124)	(113,916)	(454,773)
Loss on extinguishment and settlement of convertible notes payable	(41,325)	-	(76,266)	(723,773)
(Loss) gain on change in fair value of derivative liability	(19,743)	-	8,229	-
Gain on forgiveness of Paycheck Protection Program loan	104,479	-	104,479	-
Initial derivative liability expense	-	(86,000)	(800,213)	(86,000)
Gain on settlement of liabilities	-	-	104,774	-
Total Other (Expense) Income	(58,214)	(1,059,940)	(972,327)	(2,296,041)
Loss from continuing operations before income taxes	(303,487)	(1,029,839)	(1,456,789)	(10,340,043)
Income taxes	-	-	-	-
Loss from continuing operations	(303,487)	(1,029,839)	(1,456,789)	(10,340,043)
Discontinued operations (Note 13)
Loss from discontinued operations	-	(300,074)	(346)	(806,279)
Net loss	$(303,487)	$(1,329,913)	$(1,457,135)	$(11,146,322)

Loss per common share:
Loss from continuing operations per common share – basic and diluted	$(0.02)	$(0.20)	$(0.12)	$(2.13)

Loss from discontinued operations per common share – basic and diluted	$-	$(0.05)	$(0.00)	$(0.17)

Loss per common share – basic and diluted	$(0.02)	$(0.25)	$(0.12)	$(2.30)

Weighted average shares outstanding – basic and diluted	13,423,712	5,267,016	12,507,231	4,845,878

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended July 31, 2021 and 2020

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2020	28,944,601	$29	-	$-	680,801	$1	10,278,867	$10	$45,562,840	$-	$(44,164,783)	$1,398,097
Conversion of convertible promissory notes to common stock							1,685,917	2	464,652			464,654
Issuance of common stock for vendor services							67,728	-	18,964			18,964
Shares of common stock to be issued for vendor services										13,100		13,100
Net loss											(446,135)	(446,135)
Balance, January 31, 2021	28,944,601	$29	-	$-	680,801	$1	12,032,512	$12	$46,046,456	$13,100	$(44,610,918)	$1,448,680
Conversion of convertible promissory notes to common stock							312,256	-	118,658			118,658
Issuance of common stock for note payable issuance							400,000	1	87,999			88,000
Stock-based compensation for restricted shares under employment contract									18,663			18,663
Shares of common stock to be issued for vendor services										15,000		15,000
Net loss											(707,513)	(707,513)
Balance, April 30, 2021	28,944,601	$29	-	$-	680,801	$1	12,744,768	$13	$46,271,776	$28,100	$(45,318,431)	$981,488
Conversion of convertible promissory notes to common stock							2,103,044	2	209,967			209,969
Shares of common stock to be issued for vendor services										15,000		15,000
Net loss											(303,487)	(303,487)
Balance, July 31, 2021	28,944,601	$29	-	$-	680,801	$1	14,847,812	$15	$46,481,743	$43,100	$(45,621,918)	$902,970

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended July 31, 2021 and 2020

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2019	44,570,101	$45	-	$-	430,801	$-	4,611,557	$5	$27,568,220	$-	$(28,494,590)	$(926,320)
Conversion of Preferred Stock A to common stock	(3,125,500)	(3)								3		-
Shares to be issued under stock-based compensation									2,253,238	90,000		2,343,238
Conversion of convertible promissory notes to common stock							30,196		877,039			877,039
Shares to be issued for conversion of convertible promissory note to common stock										465,675		465,675
Net loss											(2,503,288)	(2,503,288)
Balance, January 31, 2020	41,444,601	$42	-	$-	430,801	$-	4,641,753	$5	$30,698,497	$555,678	$(30,997,878)	$256,344
Conversion of Preferred Stock A to common stock							6,251		3	(3)		-
Shares to be issued under stock-based compensation									6,606,312			6,606,312
Conversion of convertible promissory notes to common stock							196,776		656,011	(465,675)		190,336
Beneficial conversion feature for conversion of convertible promissory notes to common stock									830,162			830,162
Net loss											(7,313,120)	(7,313,120)
Balance, April 30, 2020	41,444,601	$42	-	$-	430,801	$-	4,844,780	$5	$38,790,985	$90,000	$(38,310,998)	$570,034
Conversion of Preferred Stock A to common stock	(12,500,000)	(13)					25,000		13			-
Conversion of convertible promissory notes to common stock							968,404	1	1,068,311			1,068,312
Shares issued from sale of common stock							24,483		91,917			91,917
Shares issued under stock-based compensation							30,000		180,000	(90,000)		90,000
Shares of common stock issued for vendor services							52,000		78,000			78,000
Net loss											(1,329,913)	(1,329,913)
Balance, July 31, 2020	28,944,601	$29	-	$-	430,801	$-	5,944,667	$6	$40,209,226	$-	$(39,640,911)	$568,350

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,457,135)	$(11,146,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial derivative liability expense	800,213	86,000
Amortization of original issue discounts and deferred financing costs	113,916	454,773
Depreciation and amortization	91,773	178,605
Loss on extinguishment and settlement of debt	76,266	723,773
Amortization of beneficial conversion feature	-	830,162
Gain on change in fair value of derivative liability	(8,229)	-
Stock-based compensation	(25,523)	8,276,632
Gain on forgiveness of Paycheck Protection Program loan	(104,479)	-
Gain on settlement of liabilities	(104,774)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(591,551)	(1,866,824)
(Increase) decrease in inventory	(25,289)	416,836
Decrease (increase) in prepaid expenses	130,356	(261,363)
Increase in other assets	(805)	-
Increase in accounts payable and accrued expenses	384,775	287,821
(Decrease) increase in right to use and lease obligation, net	(9,386)	10,956
Net cash used in operating activities of continuing operations	(729,872)	(2,008,951)
Net cash provided by operating activities of discontinued operations	22,144	168,072
Net cash used in operating activities	(707,728)	(1,840,879)

Cash flows from investing activities:
Capital expenditures	-	(3,115)
Investment in unconsolidated entity	-	(100,000)
Net cash used in investing activities of continuing operations	-	(103,115)
Net cash used in investing activities of discontinued operations	-	(3,000)
Net cash used in investing activities	-	(106,115)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of commissions	578,400	1,221,500
Proceeds from issuance of notes payable	240,325	354,480
Proceeds from sale of common stock	-	91,917
Payments applied to convertible promissory notes	(63,000)	-
Net cash provided by financing activities of continuing operations	755,725	1,667,897

Net increase in cash	47,997	(279,097)
Cash at beginning of period	21,483	330,151

Cash at end of period	$69,480	$51,054

Supplemental disclosure:
Cash paid for interest	$18,765	$14,885

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Nine Months Ended
	July 31,
	2021	2020
Supplemental disclosure of non-cash operating activities:

Stock-based compensation for common stock and common stock warrant issuances recognized in prior periods	$-	$777,176

Stock-based compensation for common stock issuance for services rendered to be recognized in future periods	$-	$63,742

Supplemental disclosure of non-cash investing and financing activities:

Common Stock issued in exchange for conversion of Series A Preferred Stock:
Value	$-	$16
Shares	-	31,251

Common Stock issued in exchange for conversion of convertible promissory note and accrued interest:
Value (includes beneficial conversion feature)	$793,279	$3,431,524
Shares	4,101,218	1,195,376

Common Stock issued for note payable issuance:
Value	$88,000	$-
Shares	400,000	-

Common Stock issued for vendor services:
Value	$18,964	$-
Shares	67,728	-

Common Stock to be issued for vendor services:
Value	$43,100	$-
Shares	227,824	-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

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

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

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

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. The MLB license covered all 30 MLB teams, and all of our products pursuant to such license featured “home team” packaging that matched the fan base in each region. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the operating results and associated assets and liabilities from BLF as discontinued operations in the unaudited condensed consolidated financial statements for the nine months ended July 31, 2021 and 2020 (see Note 13).

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

The unaudited condensed consolidated financial statements for the nine months ended July 31, 2021 and 2020 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, and Verus Foods, Inc. effective January 2017. The operating results and associated assets and liabilities from BLF have been classified as discontinued operations in the unaudited condensed consolidated financial statements for the nine months ended July 31, 2021 and 2020 (see Note 13). All significant intercompany balances and transactions have been eliminated in the consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021. The results of operations for the nine months ended July 31, 2021, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2021.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Impact of COVID-19 Pandemic

A novel strain of coronavirus, COVID-19, surfaced during December 2019 and has spread around the world, including to the United States. During March 2020, COVID-19 was declared a pandemic by the World Health Organization. During certain periods of the pandemic thus far, a number of U.S. states and various countries throughout the world had been under governmental orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. As a result of these governmental orders, the Company temporarily closed its domestic and international offices and required all of its employees to work remotely. As economic activity has begun and continues recovering, the impact of the COVID-19 pandemic on our business has been more reflective of greater economic and marketplace dynamics. Furthermore, in light of variant strains of the virus that have emerged, the COVID-19 pandemic could once again impact our operations and the operations of our customers and vendors as a result of quarantines, illnesses, and travel restrictions.

The full impact of the COVID-19 pandemic on the Company’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on the Company’s employees, customers, and vendors, in addition to how quickly economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within the Company’s Annual Report on Form 10-K. Even after the pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, the Company cannot reasonably estimate the impact at this time. The Company continues to actively monitor the pandemic and may determine to take further actions that alter its business operations as may be required by federal, state, or local authorities or that it determines are in the best interests of its employees, customers, vendors, and shareholders.

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

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Risk

The Company’s food products accounts receivable, net and revenues are geographically concentrated with customers located in the GCC countries. In addition, significant concentrations exist with a limited number of customers. Approximately 69% of accounts receivable, net at July 31, 2021 were concentrated with nine customers and approximately 69% of revenue for the nine months ended July 31, 2021 were concentrated with eight customers. Although the loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition, such risks may be mitigated by our access to credit insurance programs.

Supplier Risk

The Company purchases substantially all of its food products from a limited number of regions around the world or from a limited number of suppliers. Increases in the prices of the food products which we purchase could adversely affect our operating results if we are unable to offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient food products or our suppliers cease to be available to us, we could experience shortages in our food products or be unable to meet our commitments to customers. Alternative sources of food products, if available, may be more expensive. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position. Approximately 87% of accounts payable at July 31, 2021 were concentrated with seven suppliers and approximately 68% of cost of revenue for the nine months ended July 31, 2021 were concentrated with eight suppliers.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at July 31, 2021 or October 31, 2020. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At July 31, 2021 and October 31, 2020, the Company’s cash balances did not exceed the FDIC limit.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At July 31, 2021 and October 31, 2020, the Company determined there was no requirement for an allowance for doubtful accounts.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

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

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and current and long-term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. At July 31, 2021, the Company had a Level 3 financial instrument related to its derivative liability.

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

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the nine months ended July 31, 2021 and 2020 was $639,757 and $732,691, respectively.

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

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

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

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rate used to translate amounts in AED into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

Balance sheet:

	July 31, 2021	October 31, 2020
Period-end AED: USD exchange rate	$0.27230	$0.27229

Income statement:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Average Period AED: USD exchange rate	$0.27229	$0.27229	$0.27229	$0.27230

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

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2020, 2019, and 2018 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

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

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and nine months ended July 31, 2021 and 2020, as we incurred a net loss for those periods. At July 31, 2021, there were outstanding warrants to purchase approximately 2,620,000 shares of the Company’s common stock, approximately 194,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, approximately 228,000 shares of the Company’s common stock to be issued, and approximately 16,900,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At July 31, 2020, there were outstanding warrants to purchase approximately 2,620,000 shares of the Company’s common stock, approximately 144,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, and approximately 3,800,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS.

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

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

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

The Company has incurred a net loss from continuing operations of $1,456,789 and negative cash flows from continuing operations of $729,872 for the nine months ended July 31, 2021. At July 31, 2021, the Company had a working capital surplus of $309,820, and an accumulated deficit of $45,621,918. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses total $84,518 and $170,874 at July 31, 2021 and October 31, 2020, respectively, and consist mainly of prepaid rent, prepaid consulting, and deposits on purchases.

NOTE 5: LEASES

At July 31, 2021, the Company was party to one operating leases for its domestic warehouse operations in Stafford, Texas. Effective February 8, 2021, the Company terminated the operating lease for its corporate office and Gaithersburg, Maryland and entered into a new, short-term lease. The Company also has a short-term lease for office space in Dubai, UAE.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 5: LEASES (continued)

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset, which is calculated on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense on the lease liability, which is calculated using the effective interest rate method. The Company had no finance leases at July 31, 2021.

For the nine months ended July 31, 2021, the Company had operating lease costs of $115,624, which are included in general and administrative expenses in the unaudited consolidated statements of operations. For the nine months ended July 31, 2021, the Company made operating lease cash payments of $91,355, which are included in cash flows from operating activities of continuing operations in the unaudited consolidated statements of cash flows. At July 31, 2021, the Company had operating lease costs of $8,280 accrued for future payment, which are included in accounts payable and accrued expenses in the unaudited consolidated balance sheets.

At July 31, 2021, the remaining lease term for our domestic warehouse operations is 28 months, and the discount rate is 5%. Future annual minimum cash payments required under this operating type lease at July 31, 2021 are as follows:

Future Minimum Lease Payments:
Remainder of fiscal year 2021	$25,149
2022	100,596
2023	100,596
2024	8,383
Total Minimum Lease Payments	$234,724
Less: amount representing interest	(13,609)
Present Value of Lease Liabilities	$221,115
Less: current portion	(91,621)
Long-Term Portion	$129,494

NOTE 6: INTANGIBLE ASSET, NET

At July 31, 2021, intangible asset, net, consists of a single intangible asset of certain acquired customer contracts.

Through December 18, 2020, the Company held an acquired MLB license intangible and an NHL license intangible, which were assigned to GOF through a letter agreement with ACG Global Solutions, Inc. and GOF, effective December 18, 2020. The assignments of the Company’s interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the impairment of these intangibles and the reversal of accrued license royalty fees within discontinued operations in the unaudited condensed consolidated financial statements for the nine months ended July 31, 2021 and 2020 (see Note 13).

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 6: INTANGIBLE ASSET, NET (continued)

Acquired Customer Contracts

The acquired customer contracts were purchased for $544,630 (2,000,000 United Arab Emirates Dirham) from a third-party frozen foods vendor during September 2019, giving the Company the right to earn revenue under the terms of the acquired customer contracts.

The net carrying amount of the intangible asset is as follows:

	Estimated
	Useful Lives	July 31, 2021	October 31, 2020
Intangible asset:
Customer contracts	7 years	544,630	544,630
Accumulated amortization		(149,125)	(90,772)
Intangible assets, net		$395,505	$453,858

As a result of the COVID-19 pandemic, we have considered its potential impact on our global supply chain, operations and routes to market or those of our suppliers, customers, distributors and retailers. Based on our analysis, we have determined there is currently no indication that the carrying amount of our acquired customer contracts is impaired and not fully recoverable, and therefore no impairment exists at July 31, 2021.

Amortization expense for the three and nine months ended July 31, 2021 was $19,451 and $58,353, respectively. Amortization expense for the three and nine months ended July 31, 2020 was $19,451 and $71,321, respectively.

Annual amortization expense related to the existing net carrying amount of the intangible asset for the next five years is expected to be as follows:

Remainder of fiscal year 2021	$19,451
Fiscal year 2022	$77,804
Fiscal year 2023	$77,804
Fiscal year 2024	$77,804
Fiscal year 2025	$77,804
Fiscal year 2026	$64,838

NOTE 7: REVENUE DISAGGREGATION

The following table presents the Company’s revenue by country and major product lines:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
United Arab Emirates	$1,621,601	$3,730,680	$6,632,975	$12,229,734
Oman	95,452	794,593	835,521	1,831,220
Kingdom of Saudi Arabia	95,880	335,579	537,557	1,028,892
Bahrain	-	234,735	223,069	802,303
United States	35,456	820,000	383,300	820,000
Revenue	$1,848,389	$5,915,587	$8,612,422	$16,712,149

Food products	100%	100%	100%	100%
	100%	100%	100%	100%

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 7: REVENUE DISAGGREGATION (continued)

For the nine months ended July 31, 2021, the Company was subject to revenue concentration risk as eight customers accounted for approximately 69% of our total revenue. For the nine months ended July 31, 2020, the Company was subject to revenue concentration risk as six customers accounted for approximately 55% of our total revenue.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 8: DEBT (continued)

On July 22, 2020, the Company entered into a securities purchase agreement with an accredited investor and issued and sold a convertible promissory note in the principal amount of $90,000 (including a $15,000 original issuance discount). The note matures on July 22, 2021, bears interest at a rate of 4% per annum, (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price of $50.00 per share during the first six months a principal amount is outstanding, and then adjusts to a conversion price of 63% of the lowest closing price during the 20 days prior to conversion, subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On various dates through June 29, 2021, the aggregate outstanding principal and accrued interest of $95,292 was converted into an aggregate of 1,084,391 shares of the Company’s common stock, fully satisfying this obligation. The Company recorded an aggregate loss on extinguishment of debt of $32,871 as a result of the Company issuing shares of its common stock to satisfy this obligation.

On January 4, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $95,000. The note matures on January 4, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On January 7, 2021, the proceeds received from this Note were used to prepay the convertible promissory note dated July 14, 2020. On various dates through July 21, 2021, the aggregate outstanding principal of $65,000 was converted into an aggregate of 1,330,909 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $43,276 as a result of the Company issuing shares of its common stock. At July 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $34,548. The aggregate balance of the convertible promissory note, net of deferred financing costs at July 31, 2021 was $28,895.

On January 13, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $88,000 (including a $4,000 original issuance discount). The note matures on January 13, 2022, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $120,219 and deferred financing costs of $7,200. The original issue discount and deferred financing costs are being amortized over the term of the note. At July 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $91,858. At July 31, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $82,937.

On April 7, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $88,500. The note matures on April 7, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. At July 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $91,031. The aggregate balance of the convertible promissory note, net of deferred financing costs at July 31, 2021 was $86,112.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 8: DEBT (continued)

On April 8, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $150,000 (including a $20,000 original issuance discount). The note matures on April 8, 2022, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $282,500 and deferred financing costs of $5,200. The original issue discount and deferred financing costs are being amortized over the term of the note. At July 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $153,781. At July 31, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $132,740.

On April 15, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $143,000 (including a $13,000 original issuance discount). The note matures on April 15, 2022, bears interest at a rate of 6% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $238,200 and deferred financing costs of $11,700. The original issue discount and deferred financing costs are being amortized over the term of the note. At July 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $145,539. At July 31, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $125,608.

On June 29, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $85,750. The note matures on June 29, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. At July 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $86,405. The aggregate balance of the convertible promissory note, net of deferred financing costs at July 31, 2021 was $82,318.

At July 31, 2021 and October 31, 2020, there was $538,610 and $387,193 of convertible notes payable outstanding, net of discounts of $46,639 and $35,806, respectively.

During the nine months ended July 31, 2021, amortization of original issue discount and issuance costs amounted to $61,017. During the nine months ended July 31, 2020, amortization of original issue discount, issuance costs, beneficial conversion features amounted to $1,222,435.

During the nine months ended July 31, 2021, an aggregate of $444,423 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $91,457 toward the outstanding balances of convertible notes. During the nine months ended July 31, 2020, an aggregate of $1,875,929 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were no payments toward the outstanding balances of convertible notes.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

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

Upon maturity on November 8, 2019, the Company was not able to pay the balance due and the interest rate immediately increased to 18% per annum. The note holder agreed to only impose the default interest rate and not proceed with any other default remedies currently available. On August 14, 2020, the Company entered into Amendment No. 3 (the “Third Note Amendment”) to the Monaco Note whereby (i) the timing of payments of principal and interest was amended and (ii) it was acknowledged and agreed that so long as the principal and interest payment schedule, as amended by the Third Note Amendment, is satisfied by the Company, the Company will not be in default pursuant to the payment of principal and interest of the Note. Furthermore, on October 26, 2020, the Company entered into Amendment No. 4 (the “Fourth Note Amendment”) to the Monaco Note whereby amendments were made to (i) the timing of payments of principal and interest, (ii) the determination of status of default, and (iii) the manner and application of payments. The Company received a notice of event of default and demand letter (“Demand Letter”) from the promissory note holder (“Note Holder”). The Company expects to work with the Note Holder to negotiate a repayment structure whereby the Company can repay the Note Holder the balance due as quickly as possible based upon its available capital. Through July 31, 2021, the Company paid an aggregate of $116,152 of accrued interest in accordance with the provisions of the Fourth Note Amendment.

On March 31, 2020, the Company issued and sold a promissory note to an accredited investor in the principal amount of $312,500 (including a $62,500 original issuance discount). The note matures on July 1, 2020, bears interest at a rate of 4% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and provides a security interest in all of the Company’s equity ownership interest in its wholly owned subsidiary, Big League Foods, Inc (“BLF”). The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. On July 20, 2020, the Company and its wholly owned subsidiary, BLF, entered into a letter agreement (“Agreement”) with the accredited investor to extend the maturity date ninety (90) days to September 29, 2020. The Agreement also provides that BLF will sell certain of its inventory (“Purchased Inventory”) to the accredited investor as an approved Distributor and that the accredited investor will make certain invoice payments to BLF vendors. Upon the sale of Purchased Inventory by the accredited investor, the accredited investor will retain the first $60,000 of proceeds and then apply future proceeds on a per case amount, as specified within the Agreement, as a reduction of the outstanding promissory note balance. Any remaining note balance will be due and payable by the Company upon maturity of the promissory note. Furthermore, on December 18, 2020, the Company and its wholly owned subsidiary, BLF, entered into a special agreement with the accredited investor to extend the maturity date to December 31, 2021, add a prepayment clause to whereby in the event the accredited investor has received a total of $150,000 or more pursuant to the note on or before December 31, 2021 (the “Prepayment”), then the note shall be forgiven and considered paid in full, and add an event of default to whereby until January 1, 2022, the only event of default on the note shall be the Company’s failure to make the Prepayment. Through July 31, 2021, the Company has not paid any amount toward the outstanding balance of this promissory note.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 8: DEBT (continued)

On April 23, 2020, the Company entered into a promissory note with an approved lender in the principal amount of $104,479. The note was approved under the provisions of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) and the terms of the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program. The note accrues interest for the first six months following the issuance date at a rate of 1% per annum, (increasing to 6% per annum upon the occurrence of an Event of Default (as defined in the note)), and beginning November 23, 2020, requires 18 monthly payments of $5,880 each, consisting of principal and interest until paid in full on April 23, 2022. The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. Additionally, any portion of the note up to the entire principal and accrued interest balance may be forgiven in the event the Company satisfies certain requirements as determined by the CARES Act. On June 21, 2021, the entire principal and accrued interest balance of $105,710 was forgiven by the U.S. Small Business Administration, which satisfied this obligation.

On February 1, 2021, the Company entered into a securities purchase agreement with an accredited investor and issued an 12% promissory note in the principal amount of $303,000 (including a $39,500 original issue discount) to the accredited investor with a maturity date of February 1, 2022. Twelve months of interest is immediately earned by the accredited investor upon the Company receiving proceeds and is included in the required monthly repayments. On February 8, 2021, the Company received net proceeds in the amount of $240,325 as a result of $23,175 being paid for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. In accordance with the securities purchase agreement, the Company issued 1) 200,000 restricted shares of its common stock (“Commitment Shares”) to the accredited investor as additional consideration for the purchase of the promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to the accredited investor which will be returned to the Company upon timely completion of the required repayment schedule. Repayments of the promissory note shall be made in eight (8) installments each in the amount of $42,420 commencing on July 1, 2021 and continuing thereafter each thirty (30) days until February 1, 2022. This promissory note is only convertible upon an event of default as defined in the promissory note. The original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares are being amortized over the term of the note. As of July 31, 2021, the Company has not made the required monthly payment of $42,420 commencing on July 1, 2021, has not received a notice of default from the accredited investor, and is working with the accredited investor to resolve this matter. At July 31, 2021, the aggregate balance of the promissory note and accrued interest was $339,360. The aggregate balance of the promissory note, net of original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares at July 31, 2021 was $249,224.

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points (3.101% at July 31, 2021). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At July 31, 2021, $425,772 was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. The Company was in compliance with all covenants at July 31, 2021.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

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

The derivative liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from October 31, 2020 to July 31, 2021.

Conversion feature derivative liability
October 31, 2019	$-
Initial fair value of derivative liability charged to other expense	336,329
Gain on change in fair value included in earnings	(69,925)
Derivative liability relieved by conversions of convertible promissory notes	(86,000)
October 31, 2020	$180,404
Initial fair value of derivative liability charged to other expense	279,512
Gain on change in fair value included in earnings	(39,207)
Derivative liability relieved by conversions of convertible promissory notes	(180,404)
January 31, 2021	$240,305
Initial fair value of derivative liability charged to other expense	520,701
Loss on change in fair value included in earnings	11,235
Derivative liability relieved by conversions of convertible promissory notes	(47,834)
April 30, 2021	$724,407
Initial fair value of derivative liability charged to other expense	-
Loss on change in fair value included in earnings	19,743
Derivative liability relieved by conversions of convertible promissory notes	(44,353)
July 31, 2021	$699,797

Total derivative liability at July 31, 2021 and October 31, 2020 amounted to $699,797 and $180,404, respectively. The change in fair value included in earnings of $8,229 is due in part to the quoted market price of the Company’s common stock decreasing from $0.48 at October 31, 2020 to $0.07 at July 31, 2021, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instrument granted under the binomial pricing model with a binomial simulation at July 31, 2021:

Expected volatility	126.1% - 781.3%
Expected term	5.5 – 8.5 months
Risk-free interest rate	0.05% - 0.06%
Stock price	$0.07

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

At July 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 14,847,812 are issued at July 31, 2021 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 28,944,601 are outstanding at July 31, 2021, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at July 31, 2021 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 680,801 shares are outstanding at July 31, 2021.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

Common Stock

During the nine months ended July 31, 2021, the Company:

●	issued 4,101,218 shares of its common stock valued at $793,279, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

●	issued 400,000 restricted shares of its common stock consisting of 1) 200,000 restricted shares of its common stock (“Commitment Shares”) to an accredited investor as additional consideration for the purchase of a promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to an accredited investor which will be returned to the Company upon timely completion of the required repayment schedule.

●	issued 67,728 shares of its common stock to a vendor for services rendered.

●	recorded 227,824 shares of its common stock as shares to be issued to a vendor for services rendered.

During the nine months ended July 31, 2020, the Company:

●	issued 1,195,376 shares of its common stock valued at $3,431,524, which includes aggregate beneficial conversion features of $830,162, as repayment for outstanding principal and interest on a convertible promissory note as requested by the note holder in accordance with contractual terms.

●	issued 31,251 shares of its common stock for the conversion of 15,625,500 shares of its Series A Convertible Preferred stock.

●

issued 30,000 shares of its common stock for the vesting of the first 50% of a 60,000 common stock grant to Christopher Cutchens, the Company’s Chief Financial Officer. The Company recorded $123,750 of stock-based compensation expense during the nine months ended July 31, 2020, related to this common stock grant.

●	issued 24,483 shares of its common stock to an accredited investor for proceeds of $91,917.

●	issued 52,000 shares of its common stock to a vendor for services rendered.

Common Stock Warrants

At July 31, 2021, there were warrants to purchase up to 2,619,114 shares of the Company’s common stock outstanding which may dilute future EPS. There were no warrants earned or granted during the nine months ended July 31, 2021.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY (continued)

The following table sets forth common share purchase warrants outstanding at July 31, 2021:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2020	2,619,114	$2.24	$-
Warrants granted and issued	-	$-	$-
Warrants exercised	-	$-	$-
Warrants forfeited	-	$-	$-
Outstanding, July 31, 2021	2,619,114	$2.24	$-

Common stock issuable upon exercise of warrants	2,619,114	$2.24	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at July 31,	Contractual	Exercise	At July 31,	Exercise
Prices	2021	Life (Years)	Price	2021	Price
$1,25	1,160,000	0.60	$1.25	1,160,000	$1.25
$3.00	1,457,114	1.51	$3.00	1,457,114	$3.00
$25.00	2,000	1.42	$25.00	2,000	$25.00
	2,619,114	1.11	$2.24	2,619,114	$2.24

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

Lease Agreement

At July 31, 2021, the Company was party to one operating leases for its domestic warehouse operations in Stafford, Texas. Effective February 8, 2021, the Company terminated the operating lease for its corporate office and Gaithersburg, Maryland and entered into a new, short-term lease. The Company also has a short-term lease for office space in Dubai, UAE.

The Company incurs rent expense of $8,383 per month for its domestic warehouse operations in Stafford, Texas. The term of this operating lease is through November 30, 2023.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its BLF subsidiary, of which BLF assets were sold, transferred, and assigned to GOF on December 18, 2020, as discontinued operations in the unaudited condensed consolidated financial statements for the nine months ended July 31, 2021 and 2020.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets were as follows:

	July 31, 2021			October 31, 2020
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$41	$69,480	$69,521	$26	$21,483	$21,509
Accounts receivable, net	-	5,524,873	5,524,873	225,368	4,933,322	5,158,690
Inventory	-	85,667	85,667	-	60,378	60,378
Prepaid expenses	-	84,518	84,518	46,047	170,874	216,921
Other assets	-	9,434	9,434	-	8,629	8,629
Total Current Assets	41	5,773,972	5,774,013	271,441	5,194,686	5,466,127
Property and equipment, net	-	106,024	106,024	8,054	139,444	147,498
Operating lease right-of-use asset, net	-	221,115	221,115	-	383,225	383,225
Intangible asset, net	-	395,505	395,505	174,314	453,858	628,172
Total Assets	$41	$6,496,616	$6,496,657	$453,809	$6,171,213	$6,625,022

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$160,448	$2,157,457	$2,317,905	$592,072	$2,138,666	$2,730,738
Operating lease liability	-	91,621	91,621	-	178,327	178,327
Interest payable	-	296,962	296,962	-	161,427	161,427
Due to officer	-	1,801	1,801	-	1,801	1,801
Notes payable	-	1,517,497	1,517,497	-	1,337,925	1,337,925
Convertible notes payable, net	-	538,610	538,610	-	387,193	387,193
Derivative liability	-	699,797	699,797	-	180,404	180,404
Total Current Liabilities	160,448	5,303,745	5,464,193	592,072	4,385,743	4,977,815
Notes payable, net of current portion	-	-	-	-	34,826	34,826
Operating lease liability, net of current portion	-	129,494	129,494	-	214,284	214,284
Total Liabilities	$160,448	$5,433,239	$5,593,687	$592,072	$4,634,853	$5,226,925

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS (continued)

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	Three Months Ended July 31,
	2021			2020
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$-	$1,848,389	$1,848,389	$257,491	$5,915,587	$6,173,078
Cost of revenue	-	1,384,211	1,384,211	484,029	4,776,122	5,260,151
Gross Profit	-	464,178	464,178	(226,538)	1,139,465	912,927
Salaries and benefits	-	129,974	129,974	62,158	272,934	335,092
Selling and promotions expense	-	85,775	85,775	210	157,579	157,789
Legal and professional fees	-	23,840	23,840	(2,151)	157,133	154,982
General and administrative	-	469,862	469,862	13,318	521,718	535,036
Total Operating Expenses	-	709,451	709,451	73,536	1,109,364	1,182,900
Operating loss	-	(245,273)	(245,273)	(300,074)	30,101	(269,973)
Other Income (Expense):
Interest expense	-	(52,473)	(52,473)	-	(837,816)	(837,816)
Initial derivative liability expense	-	-	-	-	(86,000)	(86,000)
Amortization of original issue discounts and deferred financing costs	-	(49,152)	(49,152)	-	(136,124)	(136,124)
Loss on extinguishment and settlement of debt	-	(41,325)	(41,325)	-	-	-
(Loss) Gain on change in fair value of derivative liability	-	(19,743)	(19,743)	-	-	-
Gain on forgiveness of Paycheck Protection Program loan	-	104,479	104,479	-	-	-
Total Other (Expense) Income	-	(58,214)	(58,214)	-	(1,059,940)	(1,059,940)
Loss before income taxes	-	(303,487)	(303,487)	(300,074)	(1,029,839)	(1,329,913)
Income taxes	-	-	-	-	-	-
Net loss	$-	$(303,487)	$(303,487)	$(300,074)	$(1,029,839)	$(1,329,913)

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS (continued)

	Nine Months Ended July 31,
	2021			2020
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$1,291	$8,612,422	$8,613,713	$282,476	$16,712,149	$16,994,625
Cost of revenue	-	6,809,203	6,809,203	833,934	13,378,280	14,212,214
Gross Profit	1,291	1,803,219	1,804,510	(551,458)	3,333,869	2,782,411
Salaries and benefits	(10,599)	395,925	385,326	185,441	8,873,090	9,058,531
Selling and promotions expense	-	224,276	224,276	2,727	286,544	289,271
Legal and professional fees	-	38,816	38,816	1,986	550,527	552,513
General and administrative	12,236	1,628,664	1,640,900	64,560	1,667,710	1,732,270
Total Operating Expenses	1,637	2,287,681	2,289,318	254,714	11,377,871	11,632,585
Operating loss	(346)	(484,462)	(484,808)	(806,171)	(8,044,002)	(8,850,173)
Other Income (Expense):
Interest expense	-	(199,414)	(199,414)	(107)	(1,031,495)	(1,031,602)
Initial derivative liability expense	-	(800,213)	(800,213)	-	(86,000)	(86,000)
Amortization of original issue discounts and deferred financing costs	-	(113,916)	(113,916)	-	(454,773)	(454,773)
Loss on extinguishment and settlement of debt	-	(76,266)	(76,266)	-	(723,773)	(723,773)
Gain on change in fair value of derivative liability	-	8,229	8,229	-	-	-
Gain on forgiveness of Paycheck Protection Program loan	-	104,479	104,479	-	-	-
Gain on settlement of liabilities	-	104,774	104,774	-	-	-
Total Other (Expense) Income	-	(972,327)	(972,327)	(107)	(2,296,041)	(2,296,148)
Loss before income taxes	(346)	(1,456,789)	(1,457,135)	(806,279)	(10,340,043)	(11,146,322)
Income taxes	-	-	-	-	-	-
Net loss	$(346)	$(1,456,789)	$(1,457,135)	$(806,279)	$(10,340,043)	$(11,146,322)

NOTE 14: SUBSEQUENT EVENTS

On August 5, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $73,750. The note matures on August 5, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note.

On August 12, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $110,000 (including a $10,000 original issuance discount). The note matures on August 12, 2022, bears interest at a rate of 6% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 trading days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein.

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

Accordingly, the Company concluded that no business combination occurred on September 1, 2020, and therefore no financial information related to this transaction has been included in the Company’s consolidated financial statements as of and for the three and nine months ended July 31, 2021.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 2 above and the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2021 are those that depend most heavily on these judgments and estimates. As of July 31, 2021, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended July 31, 2021 compared to three months ended July 31, 2020

Continuing Operations

Revenue

Our revenue decreased to $1,848,389 for the three months ended July 31, 2021, compared to $5,915,587 for the three months ended July 31, 2020, a decrease of $4,067,198 or 69%. The decrease is the result of decreased international revenue with existing and new customers, partially offset by Pachyderm Labs revenue of approximately $35,456. We remain focused on increasing sales to existing and new customers through all sales channels.

Cost of Revenue

Cost of revenue totaled $1,384,211 for the three months ended July 31, 2021, compared to $4,776,122 for the three months ended July 31, 2020, a decrease of $3,391,911 or 71%. The decrease is the result of lower revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses decreased to $709,451 for the three months ended July 31, 2021, compared to $1,109,364 for the three months ended July 31, 2020, a decrease of $399,913, or 36%. The decrease is primarily due to decreases across all expense categories.

Other (Expense) Income

Our other (expense) income, net decreased by $1,001,726 for the three months ended July 31, 2021. The decrease is primarily the result of decreases in interest expense, amortization of original issue discounts and deferred financing costs, and initial derivative liability, coupled with a gain on forgiveness of Paycheck Protection Program loan. This decrease was partially offset by increases in loss on convertible note payable extinguishment / settlement, and loss on change in fair value of derivative liability.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $303,487 for the three months ended July 31, 2021, compared to a net loss of $1,029,839 for the three months ended July 31, 2020, a decrease of $726,352. The decrease in net loss is primarily driven by the decrease in operating expenses and other expenses, partially offset by the decrease in gross profit as disclosed above.

Discontinued Operations

For the three months ended July 31, 2021, there are no revenue, cost of revenue, operating expenses, other income (expense), or net income from discontinued operations. For the three months ended July 31, 2020, we generated $257,491 of revenue, incurred $484,029 of cost of revenue, incurred $73,536 of operating expenses, and generated a net loss of $300,074 from discontinued operations.

Nine months ended July 31, 2021 compared to nine months ended July 31, 2020

Continuing Operations

Revenue

Our revenue decreased to $8,612,422 for the nine months ended July 31, 2021, compared to $16,712,149 for the nine months ended July 31, 2020, a decrease of $8,099,727 or 49%. The decrease is the result of decreased international revenue with existing and new customers, partially offset by Pachyderm Labs revenue of approximately $383,300. We remain focused on increasing sales to existing and new customers through all sales channels.

Cost of Revenue

Cost of revenue totaled $6,809,203 for the nine months ended July 31, 2021, compared to $13,378,280 for the nine months ended July 31, 2020, a decrease of $6,569,077 or 49%. The decrease is the result of lower revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses decreased to $2,287,681 for the nine months ended July 31, 2021, compared to $11,377,871 for the nine months ended July 31, 2020, a decrease of $9,090,190, or 80%. The decrease is primarily due to a decrease of $8,287,897 in stock-based compensation expense related to performance warrants earned by our former Chief Executive Officer during the prior year period, coupled with lower expenses across all other expense categories.

Other (Expense) Income

Our other (expense) income, net decreased by $1,323,714 for the nine months ended July 31, 2021. The decrease is primarily the result of decreases in interest expense, amortization of original issue discounts and deferred financing costs, and loss on convertible note payable extinguishment / settlement, coupled with gain on change in fair value of derivative liability, gain on forgiveness of Paycheck Protection Program loan, and gain on settlement of liabilities. This decrease was partially offset by an increase in initial derivative liability expense.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $1,456,789 for the nine months ended July 31, 2021, compared to a net loss of $10,340,043 for the nine months ended July 31, 2020, a decrease of $8,883,254. The decrease in net loss is primarily driven by the decrease in operating expenses and other expenses, partially offset by the decrease in gross profit as disclosed above.

Discontinued Operations

As our discontinued operations were sold, transferred, and assigned effective December 18, 2020 (see Note 13), we generated $1,291 of revenue, incurred $1,637 of operating expenses, and generated a net loss of $346 from discontinued operations for the nine months ended July 31, 2021. During the nine months ended July 31, 2020, we generated $282,476 of revenue, incurred $833,934 of cost of revenue, incurred $254,714 of operating expenses, and generated a net loss of $806,279 from discontinued operations.

Liquidity and Capital Resources

At July 31, 2021, we had $69,480 of cash and a working capital surplus of $309,820 as compared to cash of $21,483 and a working capital surplus of $670,680 at October 31, 2020.

Net cash used in operating activities of continuing operations was $729,872 for the nine months ended July 31, 2021 as compared to net cash used in operating activities continuing operations of $2,008,951 for the nine months ended July 31, 2020. The decrease in net cash used in operating activities of continuing operations was primarily due to decreases in accounts receivable and prepaid expenses, coupled with an increase in accounts payable and accrued expenses, and partially offset by increases in inventory.

There was no net cash used in investing activities of continuing operations for the nine months ended July 31, 2021. Net cash used in investing activities of continuing operations for the nine month ended July 31, 2020 totaled $103,115 consisting of a $100,000 investment in an unconsolidated entity and $3,115 for capital expenditures.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the nine months ended July 31, 2021, net cash provided by financing activities of continuing operations was $755,725 as compared to $1,667,897 during the nine months ended July 31, 2020. The decrease in net cash provided by financing activities of continuing operations was primarily due to lower net proceeds from the issuance of convertible notes payable and notes payable, and lower proceeds from the sale of common stock, coupled with higher payments applied to convertible promissory notes. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

Impact of COVID-19 Pandemic

A novel strain of coronavirus, COVID-19, surfaced during December 2019 and has spread around the world, including to the United States. During March 2020, COVID-19 was declared a pandemic by the World Health Organization. During certain periods of the pandemic thus far, a number of U.S. states and various countries throughout the world had been under governmental orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. As a result of these governmental orders, the Company temporarily closed its domestic and international offices and required all of its employees to work remotely. As economic activity has begun and continues recovering, the impact of the COVID-19 pandemic on our business has been more reflective of greater economic and marketplace dynamics. Furthermore, in light of variant strains of the virus that have emerged, the COVID-19 pandemic could once again impact our operations and the operations of our customers and vendors as a result of quarantines, illnesses, and travel restrictions.

The full impact of the COVID-19 pandemic on the Company’s financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on the Company’s employees, customers, and vendors, in addition to how quickly economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within the Company’s Annual Report on Form 10-K. Even after the pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, the Company cannot reasonably estimate the impact at this time. The Company continues to actively monitor the pandemic and may determine to take further actions that alter its business operations as may be required by federal, state, or local authorities or that it determines are in the best interests of its employees, customers, vendors, and shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2021 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of July 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
3.16	Certificate of Amendment of the Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 12, 2021)
10.1	Employment Agreement by and between Verus International, Inc. and Anshu Bhatnagar (Incorporated by reference to Form 8-K filed on April 29, 2020)
10.2	Form of Securities Purchase Agreement dated July 22, 2020 (Incorporated by reference to Form 10-Q filed on September 21, 2020)
10.3	Form of Note dated July 22, 2020 (Incorporated by reference to Form 10-Q filed on September 21, 2020)
10.4	Amendment No. 3 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on August 20, 2020)
10.5	Amendment No. 4 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on October 30, 2020)
10.6	Special Amendment to note dated March 31, 2020 (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.7	Form of Agreement (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.8	Form of Securities Purchase Agreement dated January 13, 2021 (Incorporated by reference to Form 8-K filed on January 25, 2021)
10.9	Form of Note dated January 13, 2021 (Incorporated by reference to Form 8-K filed on January 25, 2021)
10.10	Employment Agreement by and between Verus International, Inc. and Apurva Dhruv (Incorporated by reference to Form 8-K filed on February 23, 2021)
10.11	Form of Securities Purchase Agreement dated January 4, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.12	Form of Note dated January 4, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.13	Form of Securities Purchase Agreement dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.14	Form of Note dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.15	Form of Securities Purchase Agreement dated April 7, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.16	Form of Note dated April 7, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.17	Form of Securities Purchase Agreement dated April 8, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.18	Form of Note dated April 8, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.19	Form of Securities Purchase Agreement dated April 15, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.20	Form of Note dated April 15, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.21*	Form of Securities Purchase Agreement dated June 29, 2021
10.22*	Form of Note dated June 29, 2021
10.23*	Form of Securities Purchase Agreement dated August 5, 2021
10.24*	Form of Note dated August 5, 2021
10.25*	Form of Securities Purchase Agreement dated August 12, 2021
10.26*	Form of Note dated August 12, 2021
31.1*	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verus International, Inc.

/s/ Apurva Dhruv
Apurva Dhruv
Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)
September 20, 2021

