Form 10-K
period 2021-10-31
VERUS INTERNATIONAL, INC.
filed 2022-04-15
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 001-34106

VERUS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

4003 Greenbriar Drive
Stafford, TX	77477
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of April 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.2 million.

As of April 11, 2022, 56,026,564 shares of common stock were issued as adjusted for a 1-for-500 reverse stock split which was completed and became effective on January 13, 2021.

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

Overview

For the period August 1, 2018 through October 31, 2021, we, through our wholly-owned subsidiary, Verus Foods, Inc. (“Verus Foods”), an international supplier of consumer food products, were focused on international consumer packaged goods, foodstuff distribution and wholesale trade. Our fine food products were sourced in the United States and exported internationally. We marketed consumer food products under our own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical, and in 2018, we added cold-storage facilities and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff with the goal to create vertical farm-to-market operations.

Through October 31, 2021, we had a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which included the United Arab Emirates (“UAE”), Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. During the three months ended October 31, 2021, we made a decision to cease operating as an international supplier of consumer food products, whereby we cancelled and settled all supplier and customer contracts to avoid any future significant liabilities. Accordingly, we have classified the operating results and associated assets and liabilities from Verus MENA as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. The MLB license covers all 30 MLB teams, and all of our products pursuant to such license featured “home team” packaging that matched the fan base in each region. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the operating results and associated assets and liabilities from BLF as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

Furthermore, during August 2019, we purchased all of the assets of a french fry business in the Middle East.

Government Regulation

We are subject to the laws and regulations in the countries in which we operate.

Our nutraceutical and food products are subject to local, national and multinational regulations related to labeling, health and nutrition claims, packaging, pricing, marketing and advertising, privacy and related areas. In addition, various jurisdictions regulate our operations by licensing and inspecting the manufacturing plants and facilities of our suppliers, enforcing standards for select products, grading products, and regulating trade practices related to the sale and pricing of our products. Many of the commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental review.

Examples of laws and regulations that affect our business include selective taxes, labeling requirements such as front-of-pack labeling and nutrient profiling, marketing restrictions, potential withdrawal of trade concessions as dispute settlement retaliation and sanctions on sales or sourcing of raw materials.

In addition, we are subject to U.S. and foreign anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) which prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. Through October 31, 2021, we were also subject to the Export Sales Reporting Program of the United States Department of Agriculture (“USDA”) which monitors U.S. agricultural export sales on a daily and weekly basis. Commodities covered by the program include feed grains, wheat, wheat products, rye, flaxseed, linseed oil, cotton, cottonseed, oilseed products, rice, cattle hides and skins, and beef. In addition to the weekly requirement, daily reporting was required (except for soybean oil) when a single exporter sold in excess of specified amounts of one commodity in one day to a single destination, or cumulative sales were in excess of specified amounts of one commodity during the weekly reporting period to a single destination. In addition to the foregoing, we must comply with The Office of Foreign Assets Control trade sanctions. The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals targeted against foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction and other threats to national security, foreign policy or economy of the United Stated.

Our failure to comply with any of the foregoing regulations or regulations that we may be subject to may be punishable by civil penalties, including fines, denial of export privileges, injunctions and asset seizures as well as criminal fines and imprisonment.

Market and Competition

Through October 31, 2021, we generated a majority of our revenue from food imported into the GCC countries of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. The GCC has highly developed wholesale, grocery, and retail infrastructures that attract thousands of brands from around the world. According to reports published by Alpen Capital, halal food imports into the GCC are expected to continue growing significantly, while food imports account for the majority of food consumed in the GCC.

Through March 15, 2021, we also generated revenue from domestic U.S. sales of our MLB branded ice cream and gummi and chocolate candies. According to the International Dairy Foods Association, ice cream is an $11 billion industry with 1.4 billion gallons of ice cream and related frozen desserts produced annually in the U.S. and according to the National Confectioners Association, the confectionary industry generates $35 billion annually.

In the branded product space, management believes that our key competitors in the GCC countries in which we operated included The Savola Group and Almarai which are based in Saudi Arabia; Americana Quality which is based in Kuwait; and Al Islami Foods which is based in the UAE and is currently ranked as the world’s largest Halal food vendor, with more than 80 frozen and specialty lines. In addition to the foregoing, we also competed with recognized international brands from multi-line companies such as Nestle and Mondelez International. In the U.S., management believes that our key competitors included premium ice cream brands such as Ben & Jerry’s, Breyers, and Haagen-Dazs and domestic confectionary brands in the gummi and chocolate candy space such as Mars, Mondelez International, and Nestle.

Although many of our competitors have greater financial, distribution and marketing resources than us, management believes there are many categories and niches in which we can successfully compete in the highly-fragmented markets we operate. We offered both Verus Foods-branded products along with products from other brands, particularly from brands that desired to enter the GCC market, but lacked the infrastructure or resources to do so. Furthermore, management believes that we were one of the only U.S. based public companies operating in the GCC that could provide its own branded products and also act as a distributor for other brands across all of the major food sales categories. Management believes that a majority of the suppliers in this space are either non-U.S. based private companies or are public entities with a narrow focus on their own brands.

Recent Developments

Big League Foods

On December 18, 2020, we and our wholly owned subsidiary, Big League Foods, Inc. (“BLF”), entered into a letter agreement (the “Agreement”) with ACG Global Solutions, Inc. (“ACG”) and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the operating results and associated assets and liabilities from BLF as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

Verus Middle East and North Africa (“MENA”)

Through October 31, 2021, we had a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. During the three months ended October 31, 2021, we made a decision to cease operating as an international supplier of consumer food products, whereby we cancelled and settled all supplier and customer contracts to avoid any future significant liabilities. Accordingly, we have classified the operating results and associated assets and liabilities from Verus MENA as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

Financings

On November 5, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $78,750 (the “Note”). The Note matures on November 5, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

On December 10, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $48,750 (the “Note”). The Note matures on December 10, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

Litigation

On November 16, 2021, Fulton Bank, N.A. (“Fulton”) commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the Credit Facility. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On December 15, 2021, Donald P. Monaco as trustee of the Donald P. Monaco Insurance Trust, commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the Monaco Note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On February 7, 2022, Indeglia & Carney, LLP, commenced a lawsuit against the Company in the United States Circuit Court for Washington County, Maryland as a result of allegations of the Company not making payment of an outstanding balance due for services rendered. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On March 10, 2022, AGC Global Solutions, Inc., commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under a promissory note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

Employees

As of April 11, 2022, we had 1 full-time employee and 2 part-time employees.

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

On May 1, 2018, Verus Foods MENA Limited (“Verus MENA”) entered into a Share Purchase and Sale Agreement with a purchaser (the “Purchaser”) pursuant to which Verus MENA sold 75 shares (the “Gulf Agro Shares”) of Gulf Agro Trading, LLC (“Gulf Agro”), representing 25% of the common stock of Gulf Agro, to the Purchaser. In consideration for the Gulf Agro Shares, the Purchaser was assigned certain contracts executed during a specified period of time. Upon the consummation of the transaction contemplated by the Share Purchase and Sale Agreement, the Purchaser obtained a broader license for product distribution. All liabilities of Gulf Agro remained with Gulf Agro. During the three months ended October 31, 2021, we made a decision to cease operating as an international supplier of consumer food products, whereby we cancelled and settled all supplier and customer contracts to avoid any future significant liabilities. Accordingly, we have classified the operating results and associated assets and liabilities from Verus MENA as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

Effective October 16, 2018, we changed our name from RealBiz Media Group, Inc. to Verus International, Inc. and our ticker symbol to “VRUS.”

On April 25, 2019, we entered into a stock purchase agreement with BLF and James Wheeler, the sole stockholder of BLF pursuant to which we purchased all of the outstanding capital stock of BLF. Upon the closing of such acquisition, BLF became our wholly-owned subsidiary and we acquired a license with MLB to sell MLB-branded frozen dessert products and confections covering all 30 MLB teams. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the operating results and associated assets and liabilities from BLF as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

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

Risks Related to Our Business

We have no history of profitability.

We commenced operations in 1994 and to date have not generated any profit. We do not have a significant operating history which would provide you with meaningful information about our past or future operations with respect to our international consumer packaged goods, foodstuff distribution and wholesale trade. We have not yet achieved positive cash flow on a monthly basis during any fiscal year including the current fiscal year ended October 31, 2021.

We have had net losses of $5,998,896 and $15,670,193 for the years ended October 31, 2021 and 2020, respectively. Furthermore, we had a working capital deficit of $3,447,103 and surplus of $1,135,227 at October 31, 2021 and 2020, respectively. If we are unable to achieve profitability, we may be unable to continue our operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of October 31, 2021 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended October 31, 2021 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of October 31, 2021 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

We will require additional financing in the future to fund our operations which may cause dilution to our existing stockholders or restrict our operations.

We will need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, and other provisions that may adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may require us to grant security interests in our assets. If we are unable to raise additional capital when required or on acceptable terms we may need to further curtail or cease our operations.

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

For the year ended October 31, 2021, approximately 36% of accounts receivable were concentrated with two customers and approximately 34% of revenues were concentrated with two customers. For the year ended October 31, 2020, approximately 89% of accounts receivable were concentrated with one customer and approximately 94% of revenues were concentrated with one customer. The loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition.

Our reliance on distributors and retailers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing customers and expand our business.

Our ability to maintain and expand our customer base, maintain our presence in existing markets and establish a presence in new markets is dependent on our ability to establish and maintain successful relationships with reliable distributors and retailers. Most of our distributors and retailers sell and distribute competing products and our products may represent a small portion of their businesses. The success of our distribution network will depend on the performance of the distributors and retailers. There is a risk that the retailers and distributors that we engage may fail to distribute our products or position our products in localities that may not be receptive to customers. Our ability to incentivize, motivate and retain distributors to manage and sell our products is affected by competition from other companies that have greater resources than we do. To the extent that our distributors and retailers are distracted from selling our products or do not deploy sufficient resources to manage and sell our products, our sales and results of operations could be adversely affected. Furthermore, our distributors’ and retailers’ financial position or market share may deteriorate, which could adversely affect the distribution, marketing and sales activities related to our products thereby having a material adverse effect on our business.

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

The nutraceutical industry is subject to rapid and frequent changes in consumer demands. Because consumers in this industry are constantly seeking new products, our success relies heavily upon our ability to continue to market new products. We may not be successful in introducing or marketing new products on a timely basis, if at all. Our inability to commercialize new products may have an adverse effect on our business, financial condition and results of operations.

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

Our business and financial results could be negatively impacted by the recent outbreak of COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic, including variant strains of the virus is uncertain, rapidly changing and hard to predict. Since 2020, COVID-19, including variant strains of the virus have significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

●	Commodity costs have become more volatile due to the COVID-19 outbreak and we expect continued commodity cost volatility;

●	The COVID-19 outbreak could disrupt our supply chain, operations and routes to market or those of our suppliers, customers, distributors and retailers. These disruptions or our failure to effectively respond to them could increase product or distribution costs or cause delays in delivering or an inability to deliver products to our customers;

●	Disruptions or uncertainties related to the COVID-19 outbreak, including variant strains, for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our business objectives;

●	Illness, travel restrictions or workforce disruptions could negatively affect our supply chain, distribution or other business processes;

●	Government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions on operations have temporarily disrupted our ability to distribute our products in some markets. Continuation or expansion of these disruptions could materially adversely impact our operations and results; and

●	The COVID-19 outbreak, including variant strains, has increased volatility and pricing in the capital markets and volatility is likely to continue which could have a material adverse effect on our ability to obtain financing.

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

Our international operations exposed us to regulatory, economic, political and social risks in the countries in which we operated.

Through October, 31, 2021, the international nature of our operations involved a number of risks, including changes in regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability including retaliation, war, and civil unrest in the countries in which we operated. Moreover, consumers in different countries may have varying tastes, preferences and nutritional opinions. In the event management determines it feasible, we cannot be certain that we will be able to enter and successfully compete in foreign markets.

Doing business outside the United States required us to comply with the laws and regulations of various foreign jurisdictions, which placed restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations were subject to anti-corruption and trade control laws and regulations, including, but not limited to, the FCPA and the Export Sales Reporting Program. The FCPA prohibited us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In the future, in the event management determines it feasible, our expansion outside the United States and our development of new partnerships and joint venture relationships worldwide could increase the risk of FCPA violations in the future. We had operations and dealt with governmental clients in countries known to experience corruption, including certain emerging countries in the Middle East. Our activities in those countries created the risk of unauthorized payments or offers of payments by one of our former employees or former third parties that we engaged that could be in violation of various laws including the FCPA and other anti-corruption laws, even though those parties were not always subject to our control. As a result of doing business in foreign countries and with foreign partners, we were exposed to a heightened risk of violating anti-corruption laws. In addition, we were subject to the Export Sales Reporting Program which monitors U.S. agricultural export sales on a daily and weekly basis, and we had to comply with OFAC trade sanctions. Violations of anti-corruption, export and other regulations we may be subject to may be punishable by civil penalties, including fines, denial of export privileges, injunctions and asset seizures as well as criminal fines and imprisonment.

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

We purchase substantially all of our products from a limited number of suppliers. Price increases and shortages in products could adversely affect our operating results.

We purchase substantially all of our products from a limited number of suppliers. Increases in the prices of the products which we purchase could adversely affect our operating results if we are unable to offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient products or our suppliers cease to be available to us, we could experience shortages in our products or be unable to meet our commitments to customers. Alternative sources of products, if available, may be more expensive. Any such failure to supply or delay caused by our supplies may have a material adverse effect on our operating results.

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

The nutraceutical industry is intensely competitive and consolidation in this industry continues. We face competition in the areas of brand recognition, taste, quality, price, advertising/promotion, convenience and service. A number of our competitors are larger than us and have substantial financial, marketing and other resources as well as substantial international operations. In addition, reduced barriers to entry are creating new competition. Furthermore, in order to protect our existing market share or capture increased market share in this highly competitive environment, we may be required to increase expenditures for promotions and advertising and continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could impact our operating results. In addition, we may incur increased credit and other business risks because we operate in a highly competitive environment.

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

We may be subject to significant liability and may have to recall our products if the consumption of any product manufactured or marketed by us causes injury, illness or death. Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could materially adversely affect our business, operating results and financial condition.

The sale of products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of bacterial contamination, foreign objects, substances, chemicals, other agents or residues introduced during production processes. Our products may also be subject to product tampering, contamination or spoilage or be mislabeled or otherwise damaged which may result in a product recall.

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

The nutraceutical industry has been subject to a growing number of claims, including class action lawsuits based on the nutritional content of products as well as disclosure and advertising practices. In the future we may be subject to these types of claims and proceedings and, even if we are successful in defending such claims, publicity about these matters may harm our reputation and adversely affect our results. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations, which could have a material adverse effect on our performance. Furthermore, a significant judgment could materially and adversely affect our financial condition or results of operations.

We are dependent upon key personnel whose loss may adversely impact our business.

Our success materially depends upon the expertise, experience and continued service of our management and other key personnel, including but not limited to, our current Chairman of the Board of Directors, Apurva Dhruv. If we lose the services of Apurva Dhruv or any of other member of management, our business would be materially and adversely affected.

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

Our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Our Certificate of Incorporation authorizes us to issue up to 125,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management. We have designated (i) 120,000,000 shares of preferred stock as Series A Convertible Preferred Stock, of which 28,944,601 are outstanding, (ii) 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock, none of which are outstanding and (iii) 1,000,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 680,801 shares are outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company has one operating lease for its corporate office and domestic warehouse operations in Stafford, Texas. Through February 8, 2021, our corporate office was located at 9841 Washingtonian Blvd., Suite 390, Gaithersburg, MD 20878, and consisted of 2,798 square feet for $7,644 per month. Effective February 8, 2021, we terminated this sublease and entered into a short-term lease for corporate office space at 9841 Washingtonian Blvd., Suite 200, Gaithersburg MD 20878, which was subsequently terminated. Our corporate office and domestic warehouse operations are located at 4003 Greenbriar Drive, Stafford, TX 77477, and consists of 10,100 square feet of warehouse and office space for $8,383 per month, through expiration on November 30, 2023.

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

On April 23, 2021, a class action lawsuit was commenced against the Company in the United States District Court for the District of Maryland and alleges various violations of the federal securities laws under the Securities Exchange Act of 1934. On November 9, 2021, a Confidential Settlement Agreement and General Release (“Settlement Agreement”) was entered into by and between all parties.

On November 16, 2021, Fulton Bank, N.A. (“Fulton”) commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the Credit Facility. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On December 15, 2021, Donald P. Monaco as trustee of the Donald P. Monaco Insurance Trust, commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the Monaco Note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On February 7, 2022, Indeglia & Carney, LLP, commenced a lawsuit against the Company in the United States Circuit Court for Washington County, Maryland as a result of allegations of the Company not making payment of an outstanding balance due for services rendered. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On March 10, 2022, AGC Global Solutions, Inc., commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under a promissory note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

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

Stockholders

As of April 11, 2022, we had approximately 240 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. Instead, we intend to use any earnings for future acquisitions and expanding our business.

Recent Sales of Unregistered Securities

The following securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and Regulation D thereunder. The sale of these securities; did not involve any solicitation or advertisement, were for investment purposes only and not for resale, and did not include more than 35 non-accredited investors. The securities were issued with restrictions on the resale of the securities.

On January 26, 2022, the Company issued 2,641,026 shares of common stock at approximately $0.004 per share pursuant to a convertible promissory note.

On January 21, 2022, the Company issued 1,824,813 shares of common stock at approximately $0.004 per share pursuant to a convertible promissory note.

On January 20, 2022, the Company issued 1,833,333 shares of common stock at approximately $0.004 per share pursuant to a convertible promissory note.

On January 18, 2022, the Company issued 1,844,444 shares of common stock at approximately $0.005 per share pursuant to a convertible promissory note.

On January 12, 2022, the Company issued 1,846,154 shares of common stock at approximately $0.005 per share pursuant to a convertible promissory note.

On January 7, 2022, the Company issued 1,851,852 shares of common stock at approximately $0.005 per share pursuant to a convertible promissory note.

On January 5, 2022, the Company issued 3,745,361 shares of common stock at approximately $0.005 per share pursuant to two convertible promissory notes.

On January 4, 2022, the Company issued 1,842,105 shares of common stock at approximately $0.006 per share pursuant to a convertible promissory note.

On January 3, 2022, the Company issued 1,412,698 shares of common stock at approximately $0.006 per share pursuant to a convertible promissory note.

On December 29, 2021, the Company issued 3,018,654 shares of common stock at approximately $0.007 per share pursuant to two convertible promissory notes.

On December 22, 2021, the Company issued 1,404,875 shares of common stock at approximately $0.006 per share pursuant to a convertible promissory note.

On December 20, 2021, the Company issued 1,387,908 shares of common stock at approximately $0.006 per share pursuant to a convertible promissory note.

On December 17, 2021, the Company issued 1,674,625 shares of common stock at approximately $0.006 per share pursuant to a convertible promissory note.

On December 15, 2021, the Company issued 1,287,551 shares of common stock at approximately $0.006 per share pursuant to a convertible promissory note.

On December 13, 2021, the Company issued 1,286,737 shares of common stock at approximately $0.006 per share pursuant to a convertible promissory note.

On December 10, 2021, the Company issued 1,254,403 shares of common stock at approximately $0.006 per share pursuant to a convertible promissory note.

On November 29, 2021, the Company issued 1,143,823 shares of common stock at approximately $0.01 per share pursuant to a convertible promissory note.

On November 1, 2021, the Company issued 881,636 shares of common stock at approximately $0.02 per share pursuant to a convertible promissory note.

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

Overview

For the period August 1, 2018 through October 31, 2021, we, through our wholly-owned subsidiary, Verus Foods, Inc. (“Verus Foods”), an international supplier of consumer food products, were focused on international consumer packaged goods, foodstuff distribution and wholesale trade. Our fine food products were sourced in the United States and exported internationally. We marketed consumer food products under our own brand primarily to supermarkets, hotels and other members of the wholesale trade. Initially, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical, and in 2018, we added cold-storage facilities and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff with the goal to create vertical farm-to-market operations.

Through October 31, 2021, we had a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which included the United Arab Emirates (“UAE”), Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. During the three months ended October 31, 2021, we made a decision to cease operating as an international supplier of consumer food products, whereby we cancelled and settled all supplier and customer contracts to avoid any future significant liabilities. Accordingly, we have classified the operating results and associated assets and liabilities from Verus MENA as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020.

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. The MLB license covers all 30 MLB teams, and all of our products pursuant to such license featured “home team” packaging that matched the fan base in each region. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the operating results and associated assets and liabilities from BLF as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020.

Furthermore, during August 2019, we purchased all of the assets of a french fry business in the Middle East.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments

Big League Foods

On December 18, 2020, we and our wholly owned subsidiary, Big League Foods, Inc. (“BLF”), entered into a letter agreement (the “Agreement”) with ACG Global Solutions, Inc. (“ACG”) and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the operating results and associated assets and liabilities from BLF as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

Verus Middle East and North Africa (“MENA”)

Through October 31, 2021, we had a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. During the three months ended October 31, 2021, we made a decision to cease operating as an international supplier of consumer food products, whereby we cancelled and settled all supplier and customer contracts to avoid any future significant liabilities. Accordingly, we have classified the operating results and associated assets and liabilities from Verus MENA as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

Financings

On November 5, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $78,750 (the “Note”). The Note matures on November 5, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

On December 10, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $48,750 (the “Note”). The Note matures on December 10, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

Litigation

On November 16, 2021, Fulton Bank, N.A. (“Fulton”) commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the Credit Facility. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On December 15, 2021, Donald P. Monaco as trustee of the Donald P. Monaco Insurance Trust, commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the Monaco Note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On February 7, 2022, Indeglia & Carney, LLP, commenced a lawsuit against the Company in the United States Circuit Court for Washington County, Maryland as a result of allegations of the Company not making payment of an outstanding balance due for services rendered. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On March 10, 2022, AGC Global Solutions, Inc., commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under a promissory note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

Results of Operations for the Years Ended October 31, 2021 and 2020

Continuing Operations

Revenue

Our revenue decreased to $488,589 for the year ended October 31, 2021, compared to $870,251 for the year ended October 31, 2020, a decrease of $381,662 or 44%. The decrease is the result of prior year revenue of $820,000 from a one-time biohazard gown order through our Pachyderm Labs subsidiary which did not recur during the current year, partially offset by increased nutraceutical revenue with existing and new customers.

Cost of Revenues

Cost of revenue totaled $207,143 for the year ended October 31, 2021, compared to $694,515 for the year ended October 31, 2020, a decrease of $487,372 or 70%. The decrease is the result of lower revenue and related product costs.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses decreased to $1,349,448 for the year ended October 31, 2021, compared to $10,274,783 for the year ended October 31, 2020, a decrease of $8,925,335, or 87%. The decrease is primarily due to a decrease of $8445,704 in stock-based compensation expense related to performance warrants earned by our former Chief Executive Officer and a restricted common stock grant to our former Chief Financial Officer, coupled with lower expenses across salaries and benefits, selling and promotions expense, and legal and professional fees categories. The decrease in operating expenses was partially offset by an increase in accounts receivable allowance of $198,000 due to the past due status of certain accounts receivable invoices.

Other Income (Expenses)

Our other income (expense), net decreased by $5,147,231 for the year ended October 31, 2021. The decrease is primarily the result of decreases in interest expense, amortization of original issue discounts and deferred financing costs, loss on convertible note payable extinguishment / settlement, loss on equity issuances under S-1 registration statement, and loss on disposal of subsidiary, coupled with gain on change in fair value of derivative liability, gain on forgiveness of Paycheck Protection Program loan, and gain on settlement of liabilities. This decrease was partially offset by an increase in initial derivative liability expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $2,136,679 for the year ended October 31, 2021, compared to a net loss of $16,314,955 for the year ended October 31, 2020, a decrease of $14,178,276. The decrease in net loss from continuing operations is primarily driven by the decrease in operating expenses and other expenses, coupled with the increase in gross profit as disclosed above.

Discontinued Operations

Our discontinued operations generated $8,828,080 of revenue, incurred cost of revenue of $7,082,736 and operating expenses of $5,607,561, and generated a net loss of $3,862,217 from discontinued operations for the year ended October 31, 2021. During the year ended October 31, 2020, our discontinued operations generated $20,877,110 of revenue, incurred cost of revenue of $17,685,647 and operating expenses of $2,538,882, and generated net income of $644,764 from discontinued operations.

Liquidity and Capital Resources; Anticipated Financing Needs

At October 31, 2021, we had $66,022 of cash on-hand, an increase of $59,872 from $6,150 at October 31, 2020.

Net cash used in operating activities of continuing operations was $4,740,896 for the year ended October 31, 2021, an increase of $3,734,974 from $1,005,922 used during the year ended October 31, 2020. The increase in net cash used in operating activities of continuing operations was primarily due to a net decrease in non-cash charges, coupled with an increase in accounts receivable and decrease in accounts payable, partially offset by a decrease in net loss, coupled with a decrease in prepaid expenses.

There was no net cash used in investing activities of continuing operations for the year ended October 31, 2021. Net cash used in investing activities of continuing operations for the year ended October 31, 2020 totaled $239,223 consisting of $139,223 for capital expenditures and a $100,000 investment in an unconsolidated entity.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the year ended October 31, 2021, net cash provided by financing activities was $916,925 as compared to $2,378,773 during the year ended October 31, 2020. The decrease in net cash provided by financing activities of continuing operations was primarily due to lower net proceeds from the issuance of convertible notes payable and notes payable, and lower proceeds from the sale of common stock, coupled with higher payments applied to convertible promissory notes. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 – “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended October 31, 2021 included elsewhere in this Annual Report on Form 10-K.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

We account for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period. we have recorded a full valuation allowance for our net deferred tax assets as of October 31, 2021 and 2020 because realization of those assets is not reasonably assured.

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

We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at October 31, 2021 and 2020.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounts Receivable

We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. At October 31, 2021, we determined $198,000 was required for an allowance for doubtful accounts due to the past due status of certain accounts receivable invoices. At October 31, 2020, we determined there was no requirement for an allowance for doubtful accounts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2021 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of October 31, 2021. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which should enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our audited consolidated financial statements for the year ended October 31, 2021, included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated audited financial statements for the year ended October 31, 2021 are fairly stated, in all material respects, in accordance with GAAP.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of October 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company does not have an interim or full-time Chief Financial Officer.

Attestation Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to the rules of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On August 9, 2021, Neerav Sangani was appointed as a member of the Board of Directors of the Company.

On June 7, 2021, Thomas Butler Fore resigned from the Board of Directors of the Company. Mr. Fore’s resignation was not due to any disagreement with the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Other Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of April 11, 2022.

Name	Age	Position(s)

Apurva Dhruv	41	Chief Executive Officer and Chairman

Neerav Sangani	49	Director

Biographies for the members of our Board of Directors and our management team are set forth below.

Apurva Dhruv – Chief Executive Officer and Chairman

Apurva Dhruv has served as our Chairman of the Board of Directors since May 18, 2021, served as our Chief Executive Officer since February 17, 2021, and served as our President of Verus Foods (Americas) from August 28, 2020 through February 17, 2021. Mr. Dhruv is an entrepreneur with deep roots in consumer and wholesale operations, having owned and operated companies involved in product creation and placement over the last decade. Mr. Dhruv entered the CBD industry during 2018 and has been part of the industry-wide effort to greenfield and build CBD distribution networks, providing access to trends and relationships in this evolving industry. Mr. Dhruv is an expert on retail distribution, with significant relationships and experience in a variety of product categories, particularly at the convenience store level.

Neerav Sangani – Director

Mr. Sangani has an extensive background in the retail and wholesale industries. He is currently the CEO of Enjay Traders and President of MTM Foods / T&M Foods, both within the retail and wholesale industries. He is also a licensed realtor within the stats of Florida. He has more than 25 years of experience in the retail and wholesale industries. The Board believes that Mr. Sangani’s experience in the retail and wholesale industries qualifies him well to help lead the Company towards continued growth and success.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officer (“named executive officer”) and the other executive officers during our fiscal years ended October 31, 2021 and 2020.

Name and Position	Year	Salary ($)	Bonus	Stock Awards ($)		Option Awards	Non- Equity Incentive	Other ($)	Total ($)
Apurva Dhruv (1)	2021	$113,333	$-	$-		$-	$-	$-	$113,333
Chief Executive Officer and Director	2020	$-	$-	$-		$-	$-	$-	$-

Anshu Bhatnagar (2)	2021	$189,583	$-	$-		$-	$-	$-	$189,583
Former Chief Executive Officer and Director	2020	$320,833	$-	$8,927,299	(5)	$-	$-	$-	$9,248,132

Christopher Cutchens (3)	2021	$16,667	$-	$-		$-	$-	$-	$16,667
Former Chief Financial Officer	2020	$91,667	$-	$180,000	(6)	$-	$-	$-	$271,667

Neerav Sangani (4)	2021	$-	$-	$5,000	(7)	$-	$-	$-	$5,000
Director	2020	$-	$-	$-		$-	$-	$-	$-

(1)	Apurva Dhruv has served as our Chairman of the Board of Directors since May 18, 2021, and served as our Chief Executive Officer since February 17, 2021,

(2)	Anshu Bhatnagar served as our Chairman of the Board of Directors through May 18, 2021, and as our Chief Executive Officer through February 17, 2021.

(3)	On December 9, 2020, Mr. Cutchens resigned as the Company’s Chief Financial Officer and completed an agreed upon transition by January 8, 2021.

(4)	On August 9, 2021, Mr. Sangani was appointed as a member of the Board of Directors.

(5)	The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2020 stock awards relates to warrants to purchase shares of the Company’s common stock that are granted under the provisions of the former Chief Executive Officer’s employment agreement and are immediately vested upon being earned and an issuance of Series C convertible preferred stock. For additional information regarding assumptions underlying the valuations of these stock awards and the calculation method, please refer to Note 12 to our consolidated financial statements.

(6)	The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2020 stock awards relates to common stock granted on June 1, 2019 under the provisions of the former Chief Financial Officer’s employment agreement and are immediately vested upon being earned.

(7)	The amount represents the grant date fair value of awards earned as computed in accordance with FASB ASC Topic 718. The annual expense for the 2021 stock award relates to common stock granted on October 31, 2021 under the provisions of the Director agreement and is immediately vested upon being granted.

Outstanding Equity Awards at Fiscal Year End

At October 31, 2021, there are 201,613 shares of the Company’s common stock to be issued to its board member under the provisions of the Director agreement for services performed for the fiscal quarter ended October 31, 2021.

Director Compensation

Our non-employee directors have elected to forego any cash compensation for participating in board of directors and committee meetings until such time as we become profitable over the course of an entire fiscal year, at which time the board of directors may reconsider the structure of its director compensation. However, effective November 1, 2019, our non-employee directors began receiving shares of our common stock as compensation for participating in board of directors and committee meetings in an amount of $5,000 of our common stock per quarter, aggregating to $20,000 of our common stock per year. In general, director compensation will be subject to review and adjustment from time to time at the discretion of our board of directors. At October 31, 2021, we had one non-employee directors as a member of our board of directors.

Employment Agreements

Apurva Dhruv Employment Agreement

On February 17, 2021, the Company entered into an employment agreement (the “Dhruv Employment Agreement”) with Apurva Dhruv pursuant to which Mr. Dhruv shall serve as Chief Executive Officer of the Company. The term of the Dhruv Employment Agreement will continue unless terminated pursuant to the terms of the Dhruv Employment Agreement. Pursuant to the terms of the Dhruv Employment Agreement, Mr. Dhruv shall be entitled to receive three forms of compensation to include cash-based salary, annual cash-based bonus, and annual grants of restricted common stock. Pursuant to the terms of the Dhruv Employment Agreement, Mr. Dhruv shall, among other things, (i) receive an annual base salary of $160,000 which may be increased at the sole discretion of the Company’s Board, (ii) an annual cash bonus at the sole discretion of the Board, (iii) a bonus in an amount equal to up to 50% of Mr. Dhruv’s then base salary at the sole discretion of the Board, and (iv) an initial grant of 500,000 restricted shares of the Company’s common stock that shall vest 25% on the 1st, 2nd, 3rd, and 4th anniversaries of the Dhruv Employment Agreement.

Mr. Dhruv’s employment may be terminated by the Company for Cause or Without Cause (as defined in the Dhruv Employment Agreement) or by Mr. Dhruv for any reason.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 11, 2022, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of April 11, 2022, we had 56,026,564 shares of common stock issued (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1), 28,944,601 shares of Series A Preferred Stock outstanding and 680,801 shares of Series C Preferred Stock outstanding.

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

Shares of common stock that are currently exercisable or convertible within 60 days of April 11, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Amount and Nature of Beneficial Ownership
Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock	Series C Preferred Stock Ownership	Percentage of Series C Preferred Stock	Percentage of Total Voting Power(2)
Officers and Directors:
Apurva Dhruv(3)(4)	100,000		* %	-	-%	-	-%	*	%
Neerav Sangani (4)	10,000		* %	-	-%	-	-%	*	%
All Officers and Directors as a Group (2 Persons)	110,000		* %	-	-%	-	-%	*	%
5% Stockholders:
Anshu Bhatnagar	1,457,114	(5)	2.5%	100,000	*	645,801	94.9%	18.5%
Monaker Group, Inc. (6)(7)	-		-%	16,344,601	56.5%	-	0%	*
Monaco Investment Partners, LP (8)	-		-%	12,500,000	43.2%	-	-%	*
Donald P. Monaco (9)	-		-%	12,500,000	43.2%	20,000	2.9%	*

* Less than one percent.

(1) Unless otherwise indicated, the address of the stockholder is c/o Verus International, Inc., 4003 Greenbriar Drive, Stafford, TX 77477.

(2) Holders of our common stock are entitled to one vote per share, holders of our Series A Convertible Preferred Stock are entitled to 0.0001 votes per share and holders of our Series C Preferred Stock are entitled to 20 votes per share. Accordingly, as of April 11, 2022, holders of our common stock are entitled to 56,026,564 votes, holders of our Series A Preferred Stock are entitled to 57,889 votes and holders of our Series C Preferred Stock are entitled to 13,616,020 votes.

(3) Excludes 300,000 shares of common stock which vests in three equal installments on February 17, 2023, February 17, 2024, and February 17, 2025.

(4) Member of the Board of Directors.

(5) Includes 1,457,114 shares of common stock issuable upon exercise of warrants.

(6) William Kerby is the Chief Executive Officer of Monaker Group, Inc, and in such capacity has voting and dispositive power over the securities held by such entity.

(7) Share amounts are pursuant to Monaker Group, Inc.’s Quarterly Report on Form 10-K for the year ended February 28, 2021.

(8) Donald P. Monaco is the Managing Partner of Monaco Investment Partners, LP, and in such capacity has voting and dispositive power over the securities held by such entity.

(9) Share amounts include 12,500,000 shares of Series A Preferred Stock held by Monaco Investment Partners, LP and 20,000 shares of Series C Preferred Stock held by Monaco Investment Partners II, LP. Donald P. Monaco is the Managing Partner of Monaco Investment Partners, LP, and Monaco Investment Partners II, LP, and in such capacity has voting and dispositive power over the securities held by each entity.

Securities Authorized for Issuance under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2021 (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-	-	-
Equity compensation plans not approved by security holders (2)(3)	-	$5,000.00	66,320
Total	-	$5,000.00	66,320

(1)	On October 6, 2020, our board of directors and shareholders adopted the 2020 Equity Incentive Plan (the “2020 Plan”).

(2)	On July 24, 2015, our board of directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), on December 26, 2018, our board of directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), and on October 6, 2020, our board of directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”).

(3)	See Note 12 to the consolidated financial statements for more information on restricted stock grants.

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

Authorized Shares

The 2015 Plan authorizes the issuance of 67,040 shares of common stock, subject to adjustment. As of October 31, 2021, we have issued 720 shares of common stock under the 2015 Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Related-Party Transactions

During our fiscal years ended October 31, 2021 and October 31, 2020 neither we nor any of our directors, executive officers, or to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest (other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K) in any transaction in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal independent registered public accounting firm for the indicated services for each of the last two fiscal years were as follows:

	2021	2020
Audit fees	$30,000	$36,500
Audit related fees	15,000	22,500
Tax fees	-	-
All other fees	-	-
Total	$45,000	$59,000

Audit Fees. The fees identified under this caption were for professional services rendered by our independent public registered accounting firm for the 2021 and 2020 fiscal years in connection with the audit of our annual financial statements. The amounts also include fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for the years identified. Effective December 8, 2020, Boyle, CPA, LLC (“Boyle CPA”), was appointed by our board of directors as the Company’s independent registered public accounting firm, replacing RBSM, LLP (“RBSM”), the Company’s prior independent registered public accounting firm since August 19, 2020. Audit fees billed by Boyle CPA for professional services rendered for the 2021 fiscal year were $30,000. Audit fees billed by Boyle CPA and AD for professional services rendered for the 2020 fiscal year were $30,000 and $6,500, respectively.

Audit-Related Fees. The fees identified under this caption were for review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions. All audit-related fees billed for the 2021 fiscal year were billed solely by Boyle. Audit-related fees billed by AD and RBSM for professional services rendered for the 2020 fiscal year were $15,000 and $7,500, respectively.

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

Approval Policy. Our board of directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2021 and 2020 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
3.16	Certificate of Amendment of the Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 12, 2021)
4.1+	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Form S-8 filed on August 7, 2015)
4.2+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of Form 10-K filed on March 19, 2019)
4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 of Form 10-K filed on April 13, 2020)
4.4+	2020 Equity Incentive Plan (Incorporated by reference to Appendix B of Definitive Information Statement filed on November 6, 2020)

10.1+	Employment Agreement with Anshu Bhatnagar (Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on January 31, 2017)
10.2	Contribution and Spin-off Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017)
10.3	First Amendment to Contribution and Spin-Off Agreement dated January 29, 2018 (Incorporated by reference to Exhibit 10.27 of Form 10-K filed on March 26, 2018)
10.4	Form of Note issued to Donald P. Monaco Insurance Trust on January 26, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2018)
10.5	Amendment No. 1 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2019)
10.6	Amendment No. 2 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2019)
10.7#	Sales Contract by and between Verus Foods, Inc. and Gulf ARGO Trading, LLC dated December 26, 2016 (Incorporated by reference to Exhibit 10.16 on Form 10-K filed on March 19, 2019)
10.8#	Exclusive Distribution Agreement by and between Verus Foods Inc. and Padrone General Trading LLC dated August 18, 2017 (Incorporated by reference to Exhibit 10.17 on Form 10-K filed on March 19, 2019)
10.9	Credit Agreement, dated as of July 31, 2019, by and among Verus International, Inc. and Verus Foods Inc., as Borrowers, and The Columbia Bank, as lender (Incorporated by reference to Form 8-K filed on August 1, 2019)
10.10##	Asset Purchase Agreement, dated as of August 30, 2019, by and among Verus International, Inc. and the Sellers thereto (Incorporated by reference to Form 8-K filed on September 3, 2019)
10.11	Form of Note (Incorporated by reference to Form 8-K filed on April 7, 2020)
10.12+	Employment Agreement by and between Verus International, Inc. and Anshu Bhatnagar (Incorporated by reference to Form 8-K filed on April 29, 2020)
10.13	Form of Common Stock Purchase Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.14	Form of Registration Rights Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.15	Form of Letter Agreement (Incorporated by reference to Form 8-K filed on July 24, 2020)
10.16	Amendment No. 3 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on August 20, 2020)
10.17	Amendment No. 4 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on October 30, 2020)
10.18	Special Amendment to note dated March 31, 2020 (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.19	Form of Agreement (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.20+	Employment Agreement by and between Verus International, Inc. and Apurva Dhruv (Incorporated by reference to Form 8-K filed on February 23, 2021)
10.21	Form of Securities Purchase Agreement dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.22	Form of Note dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.23	Form of Securities Purchase Agreement dated April 7, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.24	Form of Note dated April 7, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.25	Form of Securities Purchase Agreement dated April 8, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.26	Form of Note dated April 8, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.27	Form of Securities Purchase Agreement dated April 15, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.28	Form of Note dated April 15, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.29	Form of Securities Purchase Agreement dated June 29, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.30	Form of Note dated June 29, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.31	Form of Securities Purchase Agreement dated August 5, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.32	Form of Note dated August 5, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.31	Form of Securities Purchase Agreement dated August 12, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.32	Form of Note dated August 12, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.33*	Form of Securities Purchase Agreement dated November 5, 2021
10.34*	Form of Note dated November 5, 2021
10.35*	Form of Securities Purchase Agreement dated December 10, 2021
10.36*	Form of Note dated December 10, 2021
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 on Form 10-K filed on March 19, 2019)
16.1	Letter from Assurance Dimensions, Inc. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on January 15, 2020)
16.2	Letter from Mayer Hoffman McCann P.C. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on February 24, 2020)
16.3	Letter from Assurance Dimensions, Inc. (Incorporated by reference to exhibit 16.1 on Form 8-K filed on August 25, 2020)
16.4	Letter from RBSM, LLP (Incorporated by reference to exhibit 16.1 on Form 8-K filed on December 11, 2020)

21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2022.

Verus International, Inc.

By:	/s/ Apurva Dhruv
Apurva Dhruv
Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Apurva Dhruv	Chief Executive Officer and Chairman of the Board	April 15, 2022
Apurva Dhruv	(Principal Executive, Financial, and Accounting Officer)

/s/ Neerav Sangani	Director	April 15, 2022
Neerav Sangani

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors of Verus International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Verus International, Inc. (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. At October 31, 2021, the Company determined an allowance of $198,000 was necessary.

Our audit procedures to evaluate the appropriateness and accuracy of the accounting and valuation determined by management included confirming the balances with selected customers, reviewing the financial position of significant customers, and reviewing managements’ computations.

Accounting for Embedded Derivative Liabilities Related to Convertible Debentures

As described in Notes 2 and 10 to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures was $471,219 at October 31, 2021.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ

April 15, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

Verus International, Inc.

Consolidated Balance Sheets

	October 31,
	2021	2020
Assets
Current Assets
Cash	$66,022	$6,150
Accounts receivable	303,218	50,251
Inventory	145,129	60,378
Prepaid expenses	-	160,663
Other assets	16,144	6,995
Assets of discontinues operations	105,974	5,828,605
Total Current Assets	636,487	6,113,042
Property and equipment, net	85,067	128,755
Operating lease right-of-use asset	198,637	383,225
Total Assets	$920,191	$6,625,022
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$638,315	$664,612
Operating lease liability	92,771	178,327
Interest payable	368,709	161,427
Due to former officer	221,586	1,801
Notes payable	1,533,294	1,337,925
Convertible notes payable, net	530,358	387,193
Derivative liability	471,219	180,404
Liabilities of discontinued operations	227,338	2,066,126
Total Current Liabilities	4,083,590	4,977,815

Operating lease liability, net of current portion	105,866	214,284
Notes payable, net of current portion	-	34,826
Total Liabilities	4,189,456	5,226,925

Commitments and Contingencies (Note 14)

Stockholders’ (Deficit) Equity
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized and 28,944,601 shares issued and outstanding at October 31, 2021 and 2010	29	29

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at October 31, 2021 and 2020	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 680,801 shares issued and outstanding at October 31, 2021 and 2020	1	1

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 23,844,566 and 10,278,867 shares issued at October 31, 2021 and 2020, respectively (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1)	24	10

Additional paid-in-capital	46,889,360	45,562,841
Shares to be issued	5,000	-
Accumulated deficit	(50,163,679)	(44,164,783)
Total Stockholders’ (Deficit) Equity	(3,269,265)	1,398,097
Total Liabilities and Stockholders’ (Deficit) Equity	$920,191	$6,625,022

The accompanying notes are an integral part of these consolidated financial statements

Verus International, Inc.

Consolidated Statements of Operations

	For the Years Ended
	October 31,
	2021	2020
Revenue	$488,589	$870,251
Cost of revenue	207,143	694,515
Gross Profit	281,446	175,736
Operating Expenses:
Salaries and benefits	277,926	9,059,340
Selling and promotions expense	3,358	71,500
Legal and professional fees	376,840	588,258
General and administrative	691,324	555,685
Total Operating Expenses	1,349,448	10,274,783
Operating loss	(1,068,002)	(10,099,047)
Other Income (Expense):
Interest expense	(280,360)	(1,162,554)
Amortization of debt discounts and issuance costs	(200,462)	(532,339)
Loss on convertible notes payable extinguishment and settlement	(130,152)	(3,592,381)
Initial derivative liability expense	(1,026,833)	(336,329)
Gain on change in fair value of derivative liability	359,877	69,925
Gain of forgiveness of Paycheck Protection Program loan	104,479	-
Gain on settlement of liabilities	104,774	-
Loss on issuances of common stock under S-1 registration statement	-	(562,230)
Loss on disposal of unconsolidated entity	-	(100,000)
Total Other Income (Expense)	(1,068,677)	(6,215,908)
Loss from continuing operations before income taxes	(2,136,679)	(16,314,955)
Income taxes	-	-
Loss from continuing operations	(2,136,679)	(16,314,955)
Discontinued operations (Note 16)
(Loss) income from discontinued operations	(3,862,217)	644,762
Net loss	$(5,998,896)	$(15,670,193)

Loss per common share:
Loss from continuing operations per common share - basic and diluted	$(0.15)	$(2.78)

(Loss) gain from discontinued operations per common share - basic and diluted	$(0.28)	$0.11

Loss per common share - basic and diluted	$(0.43)	$(2.67)

Weighted average shares outstanding – basic and diluted	13,836,086	5,863,894

The accompanying notes are an integral part of these consolidated financial statements.

Verus International, Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Years Ended October 31, 2021 and 2020

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2019	44,570,101	$45	-	$-	430,801	$-	4,611,557	$5	$27,568,220	$-	$(28,494,590)	$(926,320)
Shares issued for conversion of Preferred Stock A to Common Stock	(15,625,500)	(16)					31,251	0	16			-
Stock-based compensation for warrants issued									8,859,550			8,859,550
Common stock issued under stock-based compensation							30,000	0	180,000			180,000
Shares issued for conversion of convertible promissory notes to Common Stock							4,282,326	4	6,539,893			6,539,897
Beneficial conversion feature for conversion of convertible promissory notes to Common Stock									830,162			830,162
Shares issued for sale of Common Stock							1,271,733	1	1,439,251			1,439,252
Common stock issued for services rendered							52,000	0	78,000			78,000
Preferred Series C stock issued under stock-based compensation					250,000	-			67,749			67,749
Net loss											(15,670,193)	(15,670,193)
Balance, October 31, 2020	28,944,061	$29	-	$-	680,801	$1	10,278,867	$10	$45,562,841	$-	$(44,164,783)	$1,398,097
Shares issued for conversion of convertible promissory notes to Common Stock							13,097,972	13	1,156,100			1,156,113
Issuance of common stock for note payable issuance							400,000	1	88,000			88,001
Stock-based compensation for restricted shares under employment contract									63,455			63,455
Issuance of common stock for vendor services							67,728	0	18,964			18,964
Shares of common stock to be issued for board member services rendered										5,000		5,000
Shares of common stock to be issued for vendor services rendered										43,100		43,100
Reversal of shares of common stock to be issued for vendor services rendered										(43,100)		(43,100)
Net loss											(5,998,896)	(5,998,896)
Balance, October 31, 2021	28,944,601	$29	-	$-	680,801	$1	23,844,566	$24	$46,889,360	$5,000	$(50,163,679)	$(3,269,265)

The accompanying notes are an integral part of these consolidated financial statements.

Verus International, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,998,896)	$(15,670,193)
Adjustments to reconcile net loss to net cash from operating activities:
Initial derivative liability expense	1,026,833	336,329
Amortization of debt discounts and issuance costs	200,462	532,339
Allowance for accounts receivable	198,000	-
Loss on extinguishment and settlement of debt	130,152	3,592,381
Depreciation and amortization	43,688	10,468
Gain on change in fair value of derivative liability	(359,877)	(69,925)
Gain on settlement of liabilities	(104,774)	-
Gain on forgiveness of Cares Act Paycheck Protection Program loan	(104,479)	-
Share based compensation	(18,831)	8,426,873
Beneficial conversion feature for conversion of convertible debt to Common Stock	-	830,162
Loss on equity issuances under S-1 registration statement	-	562,230
Loss on disposal of unconsolidated entity	-	100,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(450,967)	(50,251)
Increase in inventory	(84,751)	(60,378)
Decrease (increase) in prepaid expenses	160,663	(139,368)
Increase in other assets	(9,149)	-
Increase in accounts payable and accrued expenses	640,416	584,025
Decrease (increase) in right to use and lease obligations, net	(9,386)	9,386
Net cash used in operating activities of continuing operations	(4,740,896)	(1,005,922)
Net cash provided by (used in) operating activities of discontinued operations	3,883,843	(1,445,187)
Net cash used in operating activities	(857,053)	(2,451,109)

Cash flows from investing activities:
Capital expenditures	-	(139,223)
Investment in unconsolidated entity	-	(100,000)
Net cash used in investing activities of continuing operations	-	(239,223)
Net cash used in investing activities of discontinued operations	-	(3,000)
Net cash used in investing activities	-	(242,223)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	739,600	1,221,500
Proceeds from issuance of note payable	240,325	280,251
Payments applied to convertible promissory notes	(63,000)	-
Proceeds from sale of common stock	-	877,022
Net cash provided by financing activities	916,925	2,378,773

Net increase (decrease) in cash	59,872	(314,559)
Cash at beginning of period	6,150	320,709

Cash at end of period	$66,022	$6,150

Supplemental disclosure:
Cash paid for interest	$18,765	$119,095

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended
	October 31,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Common Stock issued in exchange for conversion of Series A Preferred Stock:
Value	$-	$16
Shares	-	3,150,500

Common Stock issued in exchange for note payable and conversion of convertible promissory notes:
Value (includes beneficial conversion feature)	$1,156,113	$7,370,059
Shares	13,097,972	4,282,326

Common Stock issued for note payable issuance:
Value	$88,001	$-
Shares	400,000	-

Common Stock issued for vendor services:
Value	$18,964	$-
Shares	67,728	-

The accompanying notes are an integral part of these consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

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

For the period August 1, 2018 through October 31, 2021, we, through our wholly-owned subsidiary, Verus Foods, Inc., an international supplier of consumer food products, were focused on international consumer packaged goods, foodstuff distribution and wholesale trade. Our fine food products were sourced in the United States and exported internationally. We marketed consumer food products under our own brands primarily to supermarkets, hotels, and other members of the wholesale trade. Initially, we focused on frozen foods, particularly meat, poultry, seafood, vegetables, and french fries with beverages as a second vertical, and during 2018, we added cold-storage facilities and began seeking international sources for fresh fruit, produce and similar perishables, as well as other consumer packaged foodstuff with the goal to create vertical farm-to-market operations.

Through October 31, 2021, we had a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. During the three months ended October 31, 2021, we made a decision to cease operating as an international supplier of consumer food products, whereby we cancelled and settled all supplier and customer contracts to avoid any future significant liabilities. Accordingly, we have classified the operating results and associated assets and liabilities from Verus MENA as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. The MLB license covers all 30 MLB teams, and all of our products pursuant to such license featured “home team” packaging that matched the fan base in each region. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the operating results and associated assets and liabilities from BLF as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements for the years ended October 31, 2021 and 2020 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, and Verus Foods, Inc. effective January 2017. The operating results and associated assets and liabilities from BLF and Verus MENA have been classified as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16). All significant intercompany balances and transactions have been eliminated in the consolidation.

Reclassifications

Certain reclassifications of prior year amounts have been made to enhance comparability with the current year’s consolidated financial statements, including, but not limited to, presentation of certain items within the consolidated balance sheets, statements of operations, consolidated statements of cash flows, and certain notes to the consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

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

Concentrations of Credit Risk

The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At October 31, 2021 and 2020, the Company’s cash balances did not exceed the FDIC limit.

The Company’s products accounts receivable, net and revenues as of and for the year ended October 31, 2021 were geographically concentrated with customers located domestically in the United States. In addition, significant concentrations existed with a limited number of customers. Approximately 36% of accounts receivable, net as of October 31, 2021 was concentrated with two customers and approximately 34% of revenues for the year ended October 31, 2021 were concentrated with two customers. Although the loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition, such risks may be mitigated by our access to credit insurance programs.

The Company purchases substantially all of its products from a limited number of suppliers. Increases in the prices of the products which we purchase could adversely affect our operating results if we are unable to offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient products or our suppliers cease to be available to us, we could experience shortages in our products or be unable to meet our commitments to customers. Alternative sources of products, if available, may be more expensive. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at October 31, 2021 or October 31, 2020.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. At October 31, 2021, we determined $198,000 was required for an allowance for doubtful accounts due to the past due status of certain accounts receivable invoices. At October 31, 2020, we determined there was no requirement for an allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of net realizable value, determined on the first-in, first-out basis, or cost. Net realizable value is based on estimated selling prices in the ordinary course of business less reasonably predictable costs of completion and transportation. Inventories consist of finished products.

Intangible Assets

Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

Property and Equipment

All expenditures on the acquisition of property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. Leasehold improvements are depreciated based upon the remaining term of the related lease. The estimated useful lives range from 3 to 7 years based upon asset class. When an asset is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $43,688 and $10,468 for the years ended October 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended October 31, 2021 and 2020, the Company did not impair any long-lived assets.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

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

For the Years Ended October 31, 2021 and 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Revenues

Cost of revenues represents the cost of the products sold during the periods presented.

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. For the years ended October 31, 2021 and 2020 there was no freight expense on goods shipped as the operating results and associated assets and liabilities from BLF and Verus MENA have been classified as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

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

For the Years Ended October 31, 2021 and 2020

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

Foreign Currency Translation and Transactions

Through October 31, 2021, the Company has one non-U.S. subsidiary, where the functional currency was the United Arab Emirates dirham (“AED”). The Company’s foreign subsidiary maintained its records using local currency. The related assets and liabilities of this non-U.S. subsidiary have been translated using end of period exchange rates and stockholders’ equity is translated at the historical exchange rates to the U.S. dollar. Income and expense items were translated using average exchange rates for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rate used to translate amounts in AED into USD for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet:

	October 31,
	2021	2020
Period-end AED: USD exchange rate	$0.27230	$0.27229

Income statement:

	Year Ended October 31,
	2021	2020
Average Quarterly AED: USD exchange rate	$0.27229	$0.27230

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

Income Taxes

The Company accounts for income taxes in accordance with Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740. At October 31, 2021 and 2020, the Company had a full valuation allowance against its deferred tax assets.

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2021, 2020, 2019 and 2018 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the years ended October 31, 2021 and 2020.

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

For the Years Ended October 31, 2021 and 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended October 31, 2021 and 2020 as we incurred a net loss for those periods. At October 31, 2021, there were outstanding warrants to purchase approximately 2,620,000 shares of the Company’s common stock, approximately 194,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, and approximately 39,000,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At October 31, 2020, there were outstanding warrants to purchase approximately 2,620,000 shares of the Company’s common stock, approximately 194,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, and approximately 1,534,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS.

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

Concentrations, Risks and Uncertainties

A significant portion of the Company’s ongoing operations are related to the nutraceutical products industry, and its prospects for success are tied indirectly to interest rates and the worldwide demand for the Company’s nutraceutical products.

Recently Adopted Accounting Standards

Effective November 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820), which modified the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concept Statement, including the consideration of costs and benefits. The Company determined the adoption of ASU 2018-13 did not have an impact on its consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards Not Yet Adopted

During May 2021, the FASB issued ASU 2021-04, to clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for the Company as of November 1, 2022, with early adoption permitted. The Company is reviewing the impact of this guidance but does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

During December 2019, the FASB issued ASU 2019-12, to amend and simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for the Company as of November 1, 2021, with early adoption permitted. The Company is reviewing the impact of this guidance but does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company has incurred net losses from continuing operations of $2,136,679 and $16,314,955 and has used cash in operating activities of continuing operations of $4,740,896 and $1,005,922 for the years ended October 31, 2021 and 2020, respectively. At October 31, 2021, the Company had a working capital deficit of $3,447,103, and an accumulated deficit of $50,163,679. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months and to fund the growth of its business, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all. The Company’s ability to raise additional capital will also be impacted by the continued COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 4: PREPAID EXPENSES

Prepaid expenses total $0 and $160,663 at October 31, 2021 and 2020, respectively, and consist mainly of deposits on purchases of inventory.

NOTE 5: LEASES

At October 31, 2021, the Company was party to one operating lease for its corporate office and domestic warehouse operations in Stafford, Texas. Effective February 8, 2021, the Company terminated the operating lease for its corporate office at Gaithersburg, Maryland and entered into a new, short-term lease, which the Company subsequently terminated. The Company also terminated its short-term lease for office space in Dubai, UAE.

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset, which is calculated on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense on the lease liability, which is calculated using the effective interest rate method. The Company had no finance leases at October 31, 2021.

For the year ended October 31, 2021, the Company had operating lease costs for continuing operations of $122,392, which are included in general and administrative expenses in the consolidated statements of operations. For the year ended October 31, 2021, the Company made operating lease cash payments for continuing operations of $115,855, which are included in cash flows from operating activities of continuing operations in the consolidated statements of cash flows. At October 31, 2021, the Company had operating lease costs for continuing operations of $8,929 accrued for future payment, which are included in accounts payable and accrued expenses in the consolidated balance sheets.

At October 31, 2021, the remaining lease term for our corporate office and domestic warehouse operations is 25 months, and the discount rate is 5%. Future annual minimum cash payments required under this operating type leases at October 31, 2021 are as follows:

Future Minimum Lease Payments:
2022	$100,596
2023	100,596
2024	8,383
Total Minimum Lease Payments	$209,575
Less: amount representing interest	(10,938)
Present Value of Lease Liabilities	$198,637
Less: current portion	(92,771)
Long-Term Portion	$105,866

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 6: INTANGIBLE ASSETS, NET

At October 31, 2021, the Company did not have any intangible assets, net.

Through December 18, 2020, the Company held an acquired MLB license intangible and an NHL license intangible, which were assigned to GOF through a letter agreement with ACG Global Solutions, Inc. and GOF, effective December 18, 2020. The assignments of the Company’s interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the impairment of these intangibles and the reversal of accrued license royalty fees within discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

Through October 31, 2021, the Company had an intangible asset of acquired customer contracts which were purchased from a third-party frozen foods vendor during September 2019, giving the Company the right to earn revenue under the terms of the acquired customer contracts. During the three months ended October 31, 2021, the Company made a decision to cease operating as an international supplier of consumer food products, whereby the Company cancelled and settled all supplier and customer contracts to avoid any future significant liabilities. Accordingly, we have classified the impairment of this intangible within discontinued operations of the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 16).

Note 7: PROPERTY AND EQUIPMENT

At October 31, 2021 and 2020, the Company’s property and equipment are as follows:

	Estimated
October 31,	Useful Lives	2021	2020
Computer equipment	3 years	$3,115	$3,115
Leasehold improvements	3 years	136,108	136,108
Accumulated depreciation		(54,156)	(10,468)
		$85,067	$128,755

The Company recorded $43,688 and $10,468 of depreciation expense for the years ended October 31, 2021 and 2020, respectively. For the year ended October 31, 2021, an aggregate of $15,472 of property and equipment impairments related to the discontinued operations of BLF and Verus MENA were recorded within discontinued operations of the consolidated financial statements (see Note 16). There was no property and equipment impairments recorded for the year ended October 31, 2020.

NOTE 8: REVENUE DISAGGREGATION

The following table presents the Company’s revenue by country and major product lines:

Year Ended October 31,	2021	2020
United States	$488,589	$870,251
Revenue	$488,589	$870,251

Nutraceutical products	100%	6%
Apparel products	-	94%
	100%	100%

For the year ended October 31, 2021, the Company was subject to revenue concentration risk as two customers accounted for approximately 34% of our total revenue. For the year ended October 31, 2020, the Company was subject to revenue concentration risk as one customer accounted for approximately 94% of our total revenue.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 9: DEBT

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 9: DEBT (Continued)

On January 4, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $95,000. The note matures on January 4, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On January 7, 2021, the proceeds received from this Note were used to prepay the convertible promissory note dated July 14, 2020. On various dates through August 5, 2021, the aggregate outstanding principal and accrued interest of $99,275 was converted into an aggregate of 2,300,857 shares of the Company’s common stock, fully satisfying this obligation. The Company recorded an aggregate loss on extinguishment of debt of $60,335 as a result of the Company issuing shares of its common stock to satisfy this obligation.

On January 13, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $88,000 (including a $4,000 original issuance discount). The note matures on January 13, 2022, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $120,219 and deferred financing costs of $7,200. The original issue discount and deferred financing costs are being amortized over the term of the note. On various dates through October 28, 2021, the aggregate outstanding principal and accrued interest of $92,924 was converted into an aggregate of 4,301,041 shares of the Company’s common stock, fully satisfying this obligation. The Company recorded an aggregate gain on extinguishment of debt of $24,107 as a result of the Company issuing shares of its common stock to satisfy this obligation.

On April 7, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $88,500. The note matures on April 7, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On various dates through October 26, 2021, the aggregate outstanding principal of $78,200 was converted into an aggregate of 3,725,765 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $58,607 as a result of the Company issuing shares of its common stock. At October 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $14,580. The aggregate balance of the convertible promissory note, net of deferred financing costs at October 31, 2021 was $9,893.

On April 8, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $150,000 (including a $20,000 original issuance discount). The note matures on April 8, 2022, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $282,500 and deferred financing costs of $5,200. The original issue discount and deferred financing costs are being amortized over the term of the note. At October 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $156,805. At October 31, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $139,092.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 9: DEBT (Continued)

On April 15, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $143,000 (including a $13,000 original issuance discount). The note matures on April 15, 2022, bears interest at a rate of 6% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $238,200 and deferred financing costs of $11,700. The original issue discount and deferred financing costs are being amortized over the term of the note. At October 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $147,701. At October 31, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $131,834.

On June 29, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $85,750. The note matures on June 29, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. At October 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $88,351. The aggregate balance of the convertible promissory note, net of deferred financing costs at October 31, 2021 was $83,264.

On August 5, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $73,750. The note matures on August 5, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. At October 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $75,345. The aggregate balance of the convertible promissory note, net of deferred financing costs at October 31, 2021 was $70,904.

On August 12, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $110,000 (including a $10,000 original issuance discount). The note matures on August 12, 2022, bears interest at a rate of 6% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $226,620 and deferred financing costs of $8,800. The original issue discount and deferred financing costs are being amortized over the term of the note. At October 31, 2021, the aggregate balance of the convertible promissory note and accrued interest was $111,465. At October 31, 2021, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $95,372.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 9: DEBT (Continued)

At October 31, 2021 and 2020, there was $530,358 and $387,193 of convertible notes payable outstanding, net of discounts of $42,442 and $35,806, respectively.

During the years ended October 31, 2021 and 2020, amortization of debt discount, issuance costs, and beneficial conversion features amounted to $87,765 and $1,300,002, respectively.

During the year ended October 31, 2021, an aggregate of $649,822 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $91,457 toward the outstanding balances of convertible notes. During the year ended October 31, 2020, an aggregate of $2,861,517 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were no payments toward the outstanding balances of convertible notes.

At October 31, 2021, the Company was in compliance with the terms of the outstanding convertible notes.

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

Upon maturity on November 8, 2019, the Company was not able to pay the balance due and the interest rate immediately increased to 18% per annum. The note holder agreed to only impose the default interest rate and not proceed with any other default remedies currently available. On August 14, 2020, the Company entered into Amendment No. 3 (the “Third Note Amendment”) to the Monaco Note whereby (i) the timing of payments of principal and interest was amended and (ii) it was acknowledged and agreed that so long as the principal and interest payment schedule, as amended by the Third Note Amendment, is satisfied by the Company, the Company will not be in default pursuant to the payment of principal and interest of the Note. Furthermore, on October 26, 2020, the Company entered into Amendment No. 4 (the “Fourth Note Amendment”) to the Monaco Note whereby amendments were made to (i) the timing of payments of principal and interest, (ii) the determination of status of default, and (iii) the manner and application of payments. On December 15, 2021, Donald P. Monaco as trustee of the Donald P. Monaco Insurance Trust, commenced a lawsuit against the Company in the United States District Court for the District of Maryland as a result of the Company not making required payments under the Monaco Note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations (see Note 17).

Through October 31, 2021, the Company paid an aggregate of $116,152 of accrued interest in accordance with the provisions of the Fourth Note Amendment.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 9: DEBT (Continued)

On March 31, 2020, the Company issued and sold a promissory note to an accredited investor in the principal amount of $312,500 (including a $62,500 original issuance discount). The note matures on July 1, 2020, bears interest at a rate of 4% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and provides a security interest in all of the Company’s equity ownership interest in its wholly owned subsidiary, Big League Foods, Inc (“BLF”). The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. On July 20, 2020, the Company and its wholly owned subsidiary, BLF, entered into a letter agreement (“Agreement”) with the accredited investor to extend the maturity date ninety (90) days to September 29, 2020. The Agreement also provides that BLF will sell certain of its inventory (“Purchased Inventory”) to the accredited investor as an approved Distributor and that the accredited investor will make certain invoice payments to BLF vendors. Upon the sale of Purchased Inventory by the accredited investor, the accredited investor will retain the first $60,000 of proceeds and then apply future proceeds on a per case amount, as specified within the Agreement, as a reduction of the outstanding promissory note balance. Any remaining note balance will be due and payable by the Company upon maturity of the promissory note. Furthermore, on December 18, 2020, the Company and its wholly owned subsidiary, BLF, entered into a special agreement with the accredited investor to extend the maturity date to December 31, 2021, add a prepayment clause to whereby in the event the accredited investor has received a total of $150,000 or more pursuant to the note on or before December 31, 2021 (the “Prepayment”), then the note shall be forgiven and considered paid in full, and add an event of default to whereby until January 1, 2022, the only event of default on the note shall be the Company’s failure to make the Prepayment. Through October 31, 2021, the Company has not paid any amount toward the outstanding balance of this promissory note. On March 10, 2022, AGC Global Solutions, Inc., commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the promissory note by December 31, 2021. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations (see Note 17).

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

On February 1, 2021, the Company entered into a securities purchase agreement with an accredited investor and issued an 12% promissory note in the principal amount of $303,000 (including a $39,500 original issue discount) to the accredited investor with a maturity date of February 1, 2022. Twelve months of interest is immediately earned by the accredited investor upon the Company receiving proceeds and is included in the required monthly repayments. On February 8, 2021, the Company received net proceeds in the amount of $240,325 as a result of $23,175 being paid for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. In accordance with the securities purchase agreement, the Company issued 1) 200,000 restricted shares of its common stock (“Commitment Shares”) to the accredited investor as additional consideration for the purchase of the promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to the accredited investor which will be returned to the Company upon timely completion of the required repayment schedule. Repayments of the promissory note shall be made in eight (8) installments each in the amount of $42,420 commencing on July 1, 2021 and continuing thereafter each thirty (30) days until February 1, 2022. This promissory note is only convertible upon an event of default as defined in the promissory note. The original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares are being amortized over the term of the note. As of October 31, 2021, the Company has not made the required monthly payment of $42,420 commencing on July 1, 2021, has not received a notice of default from the accredited investor, and is working with the accredited investor to resolve this matter. At October 31, 2021, the aggregate balance of the promissory note and accrued interest was $366,806. The aggregate balance of the promissory note, net of original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares and Returnable Shares at October 31, 2021 was $265,022.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 9: DEBT (Continued)

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points (3.080% at October 31, 2021). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At October 31, 2021, $425,772 was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. On November 16, 2021, Fulton Bank, N.A. (“Fulton”) commenced a lawsuit against the Company in the United States District Court for the District of Maryland as a result of the Company not making required payments under the Credit Facility. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations (see Note 17).

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

The derivative liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from October 31, 2020 to October 31, 2021:

Conversion feature derivative liability
October 31, 2020	$180,404
Initial fair value of derivative liability charged to other expense	1,026,833
Gain on change in fair value included in earnings	(359,877)
Derivative liability relieved by conversions of convertible promissory notes	(376,141)
October 31, 2021	$471,219

Total derivative liability at October 31, 2021 and 2020 amounted to $471,219 and $180,404, respectively. The change in fair value included in earnings for the year ended October 31, 2021 of $359,877 is due in part to the quoted market price of the Company’s common stock decreasing from $0.48 at October 31, 2020 to $0.02 at October 31, 2021, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 10: DERIVATIVE LIABILITY (Continued)

The Company used the following assumptions for determining the fair value of the convertible instruments granted under the binomial pricing model with binomial simulations at October 31, 2021:

Expected volatility	163.9% - 727.1%
Expected term	5.2 – 9.4 months
Risk-free interest rate	0.07% - 0.11%
Stock price	$ 0.025

The Company recognizes its derivative liabilities as Level 3 and values its derivatives using the methods discussed above. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

At October 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

NOTE 11: STOCKHOLDERS’ (DEFICIT) EQUITY

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 23,844,566 are issued at October 31, 2021 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 28,944,601 are outstanding at October 31, 2021, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at October 31, 2021 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 680,801 shares are outstanding at October 31, 2021.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 11: STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

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

Common Stock

During the year ended October 31, 2021, the Company:

●	issued 13,097,972 shares of its common stock valued at $1,156,113, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

●	issued 400,000 restricted shares of its common stock consisting of 1) 200,000 restricted shares of its common stock (“Commitment Shares”) to an accredited investor as additional consideration for the purchase of a promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to an accredited investor which will be returned to the Company upon timely completion of the required repayment schedule.

●	issued 67,728 shares of its common stock to a vendor for services rendered.

●	recorded 201,613 shares of its common stock valued at $5,000, as shares to be issued to a board member for services rendered.

●	recorded 227,824 shares of its common stock as shares to be issued to a vendor for services rendered. These shares valued at $43,100 were cancelled and reversed at October 31, 2021.

During the year ended October 31, 2020, the Company:

●	issued 4,282,326 shares of its common stock valued at $7,370,059, which includes aggregate beneficial conversion features of $830,162, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

●	issued 31,251 shares of its common stock for the conversion of 15,625,500 shares of its Series A Convertible Preferred stock.

●	issued 30,000 shares of its common stock for the vesting of the first 50% of a 60,000 common stock grant to the Company’s former Chief Financial Officer. The Company recorded $142,500 of stock-based compensation expense during the year ended October 31, 2020, related to this common stock grant.

●	issued 24,483 shares of its common stock to an accredited investor for proceeds of $91,917.

●	issued 52,000 shares of its common stock to a vendor for services rendered, valued at $78,000.

●	issued 50,219 shares of its common stock to its former Chief Executive Officer for proceeds of $20,087.

●	issued 1,197,031 shares of its common stock under a registration statement, valued at $1,327,248.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 11: STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

Common Stock Warrants

At October 31, 2021 and 2020, there were warrants to purchase up to 2,619,114 shares of the Company’s common stock outstanding which may dilute future EPS. There were no warrants earned or granted during the year ended October 31, 2021.

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Since Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate award exercise and employee termination within the valuation model, whereby separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of granted awards is derived from the output of the option valuation model and represents the period of time that granted awards are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were utilized during the year ended October 31, 2020:

2020
Expected volatility	194.54% - 399.10%
Weighted-average volatility	122.01%
Expected dividends	0%
Expected term (in years)	5.0
Risk-free rate	0.37% - 1.57%

The following table sets forth common share purchase warrants outstanding as of October 31, 2021:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2020	2,619,114	$2.24	$-
Warrants granted and issued	-	$-	$-
Warrants exercised	-	$-	$-
Warrants forfeited	-	$-	$-
Outstanding, October 31, 2021	2,619,114	$2.24	$-

Common stock issuable upon exercise of warrants	2,619,114	$2.24	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at October 31,	Contractual	Exercise	at October 31,	Exercise
Prices	2021	Life (Years)	Price	2021	Price
$1.25	1,160,000	0.35	$1.25	1,160,000	$1.25
$3.00	1,457,114	0.82	$3.00	1,457,114	$3.00
$25.00	2,000	1.17	$25.00	2,000	$25.00
	2,619,114	0.73	$2.24	2,619,114	$2.24

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 11: STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 11: STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 11: STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

During the year ended October 31, 2020, shareholders converted 15,625,500 shares of Series A Preferred Stock into 31251 shares of the Company’s common stock. During the year ended October 31, 2021, there were no conversions of Series A Preferred Stock into shares of the Company’s common stock.

At October 31, 2021 and 2020, there were 28,944,601 shares of Series A Convertible Preferred Stock outstanding.

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

As of October 31, 2021 and 2020, there were no shares of Series B Convertible Preferred Stock outstanding.

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

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 11: STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

On September 25, 2020, the Board of Directors awarded the Company’s former Chief Executive Officer 250,000 shares of Series C Preferred Stock to ensure his aggregate voting percentage across all classes of voting stock remained in excess of 50.1%.

At October 31, 2021 and 2020, there were 680,801 shares of Series C Convertible Preferred Stock outstanding.

NOTE 12: RELATED PARTY TRANSACTIONS

During the fiscal year ending October 31, 2020, the Company:

●	issued 30,000 shares of its common stock for the vesting of the first 50% of a 60,000 common stock grant to the Company’s former Chief Financial Officer. The Company recorded $142,500 of stock-based compensation expense during the year ended October 31, 2020, related to this common stock grant.

●	issued 50,219 shares of its common stock to its former Chief Executive Officer for proceeds of $20,087.

During the fiscal year ending October 31, 2021, there were no related party transactions to report.

NOTE 13: INCOME TAXES

The Company accounts for income taxes taking into account deferred tax assets and liabilities which represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted. Due to recurring losses, the Company’s tax provision for the years ended October 31, 2021 and 2020 was $0 and $0, respectively.

The provision for income taxes consisted of the following:

Year Ended October 31,	2021	2020
Deferred tax benefit (provision):
Federal	470,394	3,695,227
State, net of federal benefit	145,990	1,146,840
Change in valuation allowance	(616,384)	(4,842,067)
Income tax provision	$-	$-

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 13: INCOME TAXES (Continued)

The following table presents the difference between the effective tax rate and the U.S. federal statutory income tax rate:

Year Ended October 31,	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	7.0%	7.0%
Other	2.0%	0.0%
Effect of valuation allowance	(29.0)%	(28.0)%
Effective income tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effect of temporary difference between the carrying amounts of assets and liabilities. The significant components of the deferred income tax asset (liability) are as follows:

	October 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards (US)	4,225,528	3,827,744
Deferred stock warrants	3,682,243	3,707,444
Other	285,582	56,029
Depreciation	(23,408)	(37,646)
Net deferred tax assets	8,169,955	7,553,571
Valuation allowance	(8,169,955)	(7,553,571)
Income tax provision	$-	$-

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased. The valuation allowance increased by $616,384 and $4,842,068 during the fiscal years ended October 31, 2021 and 2020, respectively.

Other Income Tax Related Items

At October 31, 2021 and 2020, the Company has federal net operating loss carryforwards of approximately $15,400,000 and $13,900,000, respectively. Net operating loss carryforwards generated before January 1, 2018 will expire through 2037. Under the Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 39.5% to 27.5%. The change in blended tax rate reduced the 2018 net operating loss carry forward deferred tax assets by approximately $1,400,000.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 13: INCOME TAXES (Continued)

At October 31, 2021 and 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at October 31, 2021 and 2020.

Enacted in late 2017, the Tax Cut and Jobs Act (“TCJA”) imposed a one-time tax on earnings held outside the United States (“U.S.”). The Company did not have any earnings subject to this tax. Beginning in 2018, earnings generated outside the U.S. are not subject to U.S. tax when repatriated. If the Company engages in certain business activities, non-U.S. earnings may be required to be include in the income of the U.S. parent company. The TCJA added rules that require the U.S. parent company to include in income certain low taxed income. The Company is subject to these so called GILTI (Global Intangible Low-taxed Income) rules due to its presence in the Middle East. The GILTI tax has been properly reflected in the Company’s tax provision calculation as of October 31, 2021.

During April 2020, the Company received $104,479 under the Small Business Administration’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the Small Business Administration (“SBA”). Certain amounts of the loan may be forgiven if they are used towards qualifying expenses as described in the CARES Act. On June 21, 2021, the loan was forgiven in full and there will be no tax impacts to the Company as a result of the loan forgiveness as the loan was used towards qualified expenses that are deductible for income tax purposes.

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

Lease Agreement

At October 31, 2021, the Company was party to one operating lease for its corporate office and domestic warehouse operations in Stafford, Texas. Effective February 8, 2021, the Company terminated the operating lease for its corporate office at Gaithersburg, Maryland and entered into a new, short-term lease, which the Company subsequently terminated. The Company also terminated its short-term lease for office space in Dubai, UAE.

The Company incurs rent expense of $8,383 per month for its corporate office and domestic warehouse operations in Stafford, Texas. The term of this operating lease is through November 30, 2023. The Company’s future fiscal year minimum lease payments for its corporate office and domestic warehouse operating lease are as follows:

2022	$100,596
2023	$100,596
2024	$8,383
Total	$209,575

Rent expense for the Company’s corporate office and domestic warehouse for the fiscal years ending October 31, 2021 and 2020 was $122,392 and $180,520, respectively.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 15: LITIGATION

On April 4, 2019, Auctus Fund, LLC (“Auctus”) commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts. On August 27, 2019 the Company filed a motion to dismiss this lawsuit. On September 30, 2019, Auctus responded by filing a First Amended Complaint. The Company then filed a second motion to dismiss on October 24, 2019. On February 25, 2020, the court issued a decision dismissing the securities laws and unjust enrichment and breach of fiduciary duty claims and retaining the breach of contract, breach of covenant of good faith, fraud and deceit, and negligent misrepresentation, and the Massachusetts Consumer Protection Act claims. The Company filed its Answer to the complaint on March 10, 2020. The case remains pending in the District of Massachusetts. This case stems from a securities purchase agreement and convertible note issued in May 2017, a securities purchase agreement and convertible note issued in July 2018, the spin-off of the Company’s real estate division into NestBuilder including the issuance of shares of NestBuilder in the spin-off to the Company’s stockholders and an inducement agreement, release and payoff agreement executed by the parties in February 2019 whereby the Company settled the balance of outstanding amounts owed to Auctus in consideration for cash and shares of NestBuilder. Auctus has requested that the court grant it injunctive and equitable relief and specific performance with respect to the Company’s obligations; determine that the Company is liable for all damages, losses and costs and award Auctus actual losses sustained; award Auctus costs including, but not limited to, costs required to prosecute the action including attorneys’ fees; and punitive damages. The Company intends to continue to defend this matter and although the ultimate outcome cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability, if any, will have a material adverse effect on its financial condition or results of operations.

On April 23, 2021, a class action lawsuit was commenced against the Company in the United States District Court for the District of Maryland and alleges various violations of the federal securities laws under the Securities Exchange Act of 1934. On November 9, 2021, a Confidential Settlement Agreement and General Release (“Settlement Agreement”) was entered into by and between all parties.

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 16: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its BLF subsidiary, of which BLF assets were sold, transferred, and assigned to GOF on December 18, 2020, and from its Verus MENA subsidiary, of which operations as an international supplier of consumer food products ceased during the three months ended October 31, 2021, as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets were as follows:

	October 31, 2021			October 31, 2020
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$2,221	$66,022	$68,243	$15,359	$6,150	$21,509
Accounts receivable, net	-	303,218	303,218	5,108,439	50,251	5,158,690
Inventory	-	145,129	145,129	-	60,378	60,378
Prepaid expenses	4,084	-	4,084	56,258	160,663	216,921
Other assets	99,669	16,144	115,813	1,634	6,995	8,629
Total Current Assets	105,974	530,513	636,487	5,181,690	284,437	5,466,127
Property and equipment, net	-	85,067	85,067	18,742	128,756	147,498
Operating lease right-of-use asset, net	-	198,637	198,637	-	383,225	383,225
Intangible asset, net	-	-	-	628,172	-	628,172
Total Assets	$105,974	$814,217	$920,191	$5,828,604	$796,418	$6,625,022

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$227,338	$638,315	$865,653	$2,066,126	$664,612	$2,730,738
Operating lease liability	-	92,771	92,771	-	178,327	178,327
Interest payable	-	368,709	368,709	-	161,427	161,427
Due to former officer	-	221,586	221,586	-	1,801	1,801
Notes payable	-	1,533,294	1,533,294	-	1,337,925	1,337,925
Convertible notes payable, net	-	530,358	530,358	-	387,193	387,193
Derivative liability	-	471,219	471,219	-	180,404	180,404
Total Current Liabilities	227,338	3,856,252	4,083,590	2,066,126	2,911,689	4,977,815
Notes payable, net of current portion	-	-	-	-	34,826	34,826
Operating lease liability, net of current portion	-	105,866	105,866	-	214,284	214,284
Total Liabilities	$227,338	$3,962,118	$4,189,456	$2,066,126	$3,160,789	$5,226,925

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 16: DISCONTINUED OPERATIONS (Continued)

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	Year Ended October 31,
	2021			2020
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$8,828,080	$488,589	$9,316,669	$20,877,110	$870,251	$21,747,361
Cost of revenue	7,082,736	207,143	7,289,879	17,685,647	694,515	18,380,162
Gross Profit	1,745,344	281,446	2,026,790	3,191,463	175,736	3,367,199
Salaries and benefits	206,177	277,926	484,103	472,514	9,059,339	9,531,853
Selling and promotions expense	273,831	3,358	277,189	303,681	71,500	375,181
Legal and professional fees	37,284	376,839	414,123	16,961	588,258	605,219
General and administrative	5,090,269	691,325	5,781,594	1,745,727	555,686	2,301,413
Total Operating Expenses	5,607,561	1,349,448	6,957,009	2,538,883	10,274,783	12,813,666
Operating loss	(3,863,217)	(1,068,002)	(4,930,219)	652,580	(10,099,047)	(9,446,467)
Other Income (Expense):
Interest expense	-	(280,360)	(280,360)	(7,817)	(1,162,554)	(1,170,371)
Initial derivative liability expense	-	(1,026,833)	(1,026,833)	-	(336,329)	(336,329)
Amortization of original issue discounts and deferred financing costs	-	(200,462)	(200,462)	-	(532,339)	(532,339)
Loss on extinguishment and settlement of debt	-	(130,152)	(130,152)	-	(3,592,381)	(3,592,381)
Gain on change in fair value of derivative liability	-	359,877	359,877	-	69,925	69,925
Gain on settlement of liabilities	-	104,774	104,774	-	-	-
Gain on forgiveness of Paycheck Protection Program loan	-	104,479	104,479	-	-	-
Loss on equity issuances under S-1 registration statement	-	-	-	-	(562,230)	(562,230)
Loss on disposal of subsidiary	-	-	-	-	(100,000)	(100,000)
Total Other (Expense) Income	-	(1,068,677)	(1,068,677)	(7,817)	(6,215,908)	(6,223,725)
(Loss) Income before income taxes	(3,862,217)	(2,136,679)	(5,998,896)	644,763	(16,314,955)	(15,670,192)
Income taxes	-	-	-	-	-	-
Net (loss) income	$(3,862,217)	$(2,136,679)	$(5,998,896)	$644,763	$(16,314,955)	$(15,670,192)

VERUS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

NOTE 17: SUBSEQUENT EVENTS

Subsequent to October 31, 2021, an aggregate of $191,376 of principal, accrued interest, and fees have been converted into 32,181,998 shares of the Company’s common stock.

On November 5, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $78,750 (the “Note”). The Note matures on November 5, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

On November 9, 2021, a Confidential Settlement Agreement was entered into by and between all parties of the class action lawsuit that was commenced against the Company on April 23, 2021, in the United States District Court for the District of Maryland alleging various violations of the federal securities laws under the Securities Exchange Act of 1934.

On November 16, 2021, Fulton Bank, N.A. (“Fulton”) commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the Credit Facility. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On December 10, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $48,750 (the “Note”). The Note matures on December 10, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the Note)) and is convertible into shares of the Company’s common stock at a conversion price as specified in the Note, subject to adjustment. The Note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the Note with certain prepayment penalties as set forth therein.

On December 15, 2021, Donald P. Monaco as trustee of the Donald P. Monaco Insurance Trust, commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the Monaco Note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On February 7, 2022, Indeglia & Carney, LLP, commenced a lawsuit against the Company in the United States Circuit Court for Washington County, Maryland as a result of allegations of the Company not making payment of an outstanding balance due for services rendered. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

On February 16, 2022, as a result of the Company’s failure to timely file its Form 10-K, the Company was in default with respect to certain of its convertible notes. The Company has not received any notification of default from any of its outstanding convertible notes.

On March 10, 2022, AGC Global Solutions, Inc., commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under a promissory note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations.

