Form 10-Q
period 2022-01-31
VERUS INTERNATIONAL, INC.
filed 2022-04-15
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 001-34106

VERUS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3820796
(State of incorporation)	(I.R.S. Employer Identification No.)

4300 Greenbriar Drive Stafford, TX	77477
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 329-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

☐ Yes ☒ No

As of April 11, 2022, there were 56,026,564 shares of the issuer’s common stock, $0.000001 par value per share, issued, as adjusted for a 1-for-500 reverse stock split which was completed and became effective on January 13, 2021.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, filed with the SEC on April 15, 2022 and elsewhere in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2022	October 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$24,279	$66,022
Accounts receivable	273,118	303,218
Inventory	145,129	145,129
Other assets	16,144	16,144
Assets of discontinues operations	326	105,974
Total Current Assets	458,996	636,487
Property and equipment, net	74,859	85,067
Operating lease right-of-use asset	175,876	198,637
Total Assets	$709,731	$920,191

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$630,838	$638,315
Operating lease liability	93,936	92,771
Interest payable	442,959	368,709
Due to former officer	221,586	221,586
Notes payable	1,571,272	1,533,294
Convertible notes payable, net	489,220	530,358
Derivative liability	453,968	471,219
Liabilities of discontinued operations	162,752	227,338
Total Current Liabilities	4,066,531	4,083,590

Operating lease liability, net of current portion	81,940	105,866
Total Liabilities	4,148,471	4,189,456

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized and 28,944,601 shares issued and outstanding at January 31, 2022 and October 31, 2021	29	29

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at January 31, 2022 and October 31, 2021	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 680,801 shares issued and outstanding at January 31, 2022 and October 31, 2021	1	1

Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 56,026,564 and 23,844,566 shares issued at January 31, 2022 and October 31, 2021, respectively (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1)	56	24

Additional paid-in-capital	47,317,542	46,889,360
Shares to be issued	10,000	5,000
Accumulated deficit	(50,766,368)	(50,163,679)
Total Stockholders’ Deficit	(3,438,740)	(3,269,265)
Total Liabilities and Stockholders’ Deficit	$709,731	$920,191

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	January 31,
	2022	2021
Revenue	$-	$-
Cost of revenue	-	75
Gross Profit	-	(75)
Operating Expenses:
Salaries and benefits	70,456	(19,780)
Legal and professional fees	50,000	-
General and administrative	101,541	155,337
Total Operating Expenses	221,997	135,557
Operating loss	(221,997)	(135,632)
Other (Expense) Income:
Interest expense	(83,420)	(66,157)
Initial derivative liability expense	(143,657)	(279,512)
Amortization of original issue discounts and deferred financing costs	(59,041)	(27,512)
Loss on extinguishment and settlement of debt	(110,592)	(118)
Gain on change in fair value of derivative liability	57,052	39,207
Total Other (Expense) Income	(339,658)	(334,092)
Loss from continuing operations before income taxes	(561,655)	(469,724)
Income taxes	-	-
Loss from continuing operations	(561,655)	(469,724)
Discontinued operations (Note 11)
(Loss) gain from discontinued operations	(41,034)	23,589
Net loss	$(602,689)	$(446,135)

Loss per common share:
Loss from continuing operations per common share – basic and diluted	$(0.02)	$(0.04)

Loss (gain) from discontinued operations per common share – basic and diluted	$(0.00)	$0.00

Loss per common share – basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding – basic and diluted	37,761,233	11,599,945

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended January 31, 2022 and 2021

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2021	28,944,601	$29	-	$-	680,801	$1	23,844,566	$24	$46,889,360	$5,000	$(50,163,679)	$(3,269,265)
Conversion of convertible promissory notes to common stock							32,181,998	32	405,787			405,819
Stock-based compensation for restricted shares under employment contract									22,395			22,395
Shares of common stock to be issued for board member services rendered										5,000		5,000
Net loss											(602,689)	(602,689)
Balance, January 31, 2022	28,944,601	$29	-	$-	680,801	$1	56,026,564	$56	$47,317,542	$10,000	$(50,766,368)	$(3,438,740)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2020	28,944,601	$29	-	$-	680,801	$1	10,278,867	$10	$45,562,841	$-	$(44,164,783)	$1,398,097
Conversion of convertible promissory notes to common stock							1,685,918	2	464,651			464,653
Issuance of common stock for vendor services							67,728	-	18,964			18,964
Shares of common stock to be issued for vendor services										13,100		13,100
Net loss											(446,135)	(446,135)
Balance, January 31, 2021	28,944,601	$29	-	$-	680,801	$1	12,032,512	$12	$46,046,456	$13,100	$(44,610,918)	$1,448,680

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(602,689)	$(446,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial derivative liability expense	143,657	279,512
Loss on extinguishment and settlement of debt	110,592	118
Amortization of original issue discounts and deferred financing costs	59,041	27,512
Stock-based compensation	27,395	(74,186)
Allowance for accounts receivable	30,100	-
Depreciation and amortization	10,208	10,468
Gain on change in fair value of derivative liability	(57,052)	(39,207)
Changes in operating assets and liabilities:
Decrease in inventory	-	75
Increase in prepaid expenses	-	(27,238)
Increase in other assets	-	(805)
Increase in accounts payable and accrued expenses	75,943	187,538
Decrease in right to use and lease obligation, net	-	(9,385)
Net cash used in operating activities of continuing operations	(202,805)	(91,733)
Net cash provided by (used in) operating activities of discontinued operations	41,062	(1,636)
Net cash used in operating activities	(161,743)	(93,369)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of commissions	120,000	168,300
Payments applied to convertible promissory notes	-	(63,000)
Net cash provided by financing activities of continuing operations	120,000	105,300

Net (decrease) increase in cash	(41,743)	11,931
Cash at beginning of period	66,022	6,150

Cash at end of period	$24,279	$18,081

Supplemental disclosure:
Cash paid for interest	$-	$18,765

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Three Months Ended
	January 31,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities:

Common Stock issued in exchange for conversion of convertible promissory note and accrued interest:
Value	$405,819	$464,653
Shares	32,181,998	1,685,918

Common Stock issued for vendor services:
Value	$-	$18,964
Shares	-	67,728

Common Stock to be issued for vendor services:
Value	$-	$13,100
Shares	-	48,182

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Through October 31, 2021, we had a significant regional presence in the Middle East and North Africa (“MENA”) and sub-Saharan Africa (excluding The Office of Foreign Assets Control restricted nations), with deep roots in the Gulf Cooperation Council (“GCC”) countries, which includes the United Arab Emirates, Oman, Bahrain, Qatar, Kingdom of Saudi Arabia and Kuwait. During the three months ended October 31, 2021, we made a decision to cease operating as an international supplier of consumer food products, whereby we cancelled and settled all supplier and customer contracts to avoid any future significant liabilities. Accordingly, we have classified the operating results and associated assets and liabilities from Verus MENA as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 11).

In addition to the foregoing, since our acquisition of Big League Foods, Inc. (“BLF”) during April 2019, pursuant to which we acquired a license with Major League Baseball Properties, Inc. (“MLB”) to sell MLB-branded frozen dessert products and confections, we sold pint size ice cream in grocery store-type packaging. In addition, under our confections product line, we sold gummi and chocolate candies. The MLB license covers all 30 MLB teams, and all of our products pursuant to such license featured “home team” packaging that matched the fan base in each region. On December 18, 2020, we and our wholly owned subsidiary, BLF, entered into a letter agreement with ACG Global Solutions, Inc. and Game on Foods, Inc. (“GOF”), whereby for certain consideration, BLF sold, transferred, and assigned all of BLF’s rights, title, and interest in and to all of BLF’s assets to GOF. The assignments of our interests in the MLB and NHL licenses were completed on March 15, 2021 and March 25, 2021, respectively. Accordingly, we have classified the operating results and associated assets and liabilities from BLF as discontinued operations in the consolidated financial statements for the years ended October 31, 2021 and 2020 (see Note 11).

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

The unaudited condensed consolidated financial statements for the three months ended January 31, 2022 and 2021 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, and Verus Foods, Inc. effective January 2017. The operating results and associated assets and liabilities from BLF and Verus MENA have been classified as discontinued operations in the unaudited consolidated financial statements for the three months ended January 31, 2022 and 2021 (see Note 11). All significant intercompany balances and transactions have been eliminated in the consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022. The results of operations for the three months ended January 31, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2022.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates include the collectability of accounts receivable, valuations of inventory, estimated useful lives of finite-lived intangible assets, accrued expenses, valuation of derivative liabilities, stock-based compensation and the valuation reserve for income taxes.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

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

Revenue Risk

The Company’s products accounts receivable, net and revenues are geographically concentrated with customers located domestically in the United States. In addition, significant concentrations exist with a limited number of customers. Approximately 36% of accounts receivable, net at January 31, 2022 were concentrated with two customers. There was no revenue generated during the three months ended January 31, 2022, therefore, no concentration of revenue risk existed for the three months ended January 31, 2022. Although the loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition, such risks may be mitigated by our access to credit insurance programs.

Supplier Risk

The Company purchases substantially all of its products from a limited number suppliers. Increases in the prices of the products which we purchase could adversely affect our operating results if we are unable to offset the effect of these increased costs through price increases, and we can provide no assurance that we will be able to pass along such increased costs to our customers. Furthermore, if we cannot obtain sufficient products or our suppliers cease to be available to us, we could experience shortages in our products or be unable to meet our commitments to customers. Alternative sources of products, if available, may be more expensive. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost which, depending on the extent of the differences between market price and carrying cost, could have a material adverse effect on the Company’s consolidated results of operations and financial position.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at January 31, 2022 or October 31, 2021. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At January 31, 2022 and October 31, 2021, the Company’s cash balances did not exceed the FDIC limit.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At January 31, 2022 and October 31, 2021, we determined $228,100 and $198,000, respectively, was required for an allowance for doubtful accounts due to the past due status of certain accounts receivable invoices.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. At January 31, 2022, the Company had a Level 3 financial instrument related to its derivative liability.

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

Revenue is derived from the sale of consumable and non-consumable products. The Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue (see Note 5).

A contract asset is recognized for incremental costs to obtain a customer contract that are recoverable, otherwise such incremental costs are expensed as incurred.

Cost of Revenues

Cost of revenues represents the cost of the products sold during the periods presented.

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. For the three months ended January 31, 2022 and 2021 there was no freight expense on goods shipped as the operating results and associated assets and liabilities from BLF and Verus MENA have been classified as discontinued operations in the consolidated financial statements for the three months ended October 31, 2022 and 2021 (see Note 11).

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

Through October 31, 2021, the Company had one non-U.S. subsidiary, where the functional currency was the United Arab Emirates dirham (“AED”). The Company’s foreign subsidiary maintained its records using local currency. The related assets and liabilities of this non-U.S. subsidiary have been translated using end of period exchange rates and stockholders’ equity is translated at the historical exchange rates to the U.S. dollar. Income and expense items were translated using average exchange rates for the period. The resulting translation adjustments, net of income taxes, are reported as other comprehensive income and accumulated other comprehensive income in the stockholder’s equity in accordance with ASC 220 – Comprehensive Income.

The exchange rate used to translate amounts in AED into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

Balance sheet:

	January 31, 2022	October 31, 2021
Period-end AED: USD exchange rate	$0.27229	$0.27230

Income statement:

	For the Three Months Ended
	January 31,
	2022	2021
Average Period AED: USD exchange rate	$0.27229	$0.27228

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

ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s tax returns for its October 31, 2021, 2020, 2019, and 2018 tax years may be selected for examination by the taxing authorities as the statute of limitations remains open.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices for the tax years ended October 31, 2021 and 2020.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended January 31, 2022 and 2021, as we incurred a net loss for those periods. At January 31, 2022, there were outstanding warrants to purchase approximately 2,620,000 shares of the Company’s common stock, approximately 194,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, approximately 1,200,000 shares of the Company’s common stock to be issued, and approximately 177,000,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At January 31, 2021, there were outstanding warrants to purchase approximately 2,810,000 shares of the Company’s common stock, approximately 194,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, and approximately 2,200,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS.

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

Recently Adopted Accounting Standards

Effective November 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740), which amended and simplified the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and also improved consistent application of and simplified U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company determined the adoption of ASU 2019-12 did not have a material impact on its unaudited condensed consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

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

The Company has incurred a net loss from continuing operations of $561,655 and has used cash in operating activities of continuing operations of $202,805 for the three months ended January 31, 2022. At January 31, 2022, the Company had a working capital deficit of $3,607,535, and an accumulated deficit of $50,766,368. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to meet its working capital needs through the next twelve months from the date of this report and to fund the growth of its business, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all. The Company’s ability to raise additional capital will also be impacted by the continued COVID-19 pandemic, which such ability is highly uncertain, cannot be predicted, and could have an adverse effect on the Company’s business and financial condition.

NOTE 4: LEASES

At January 31, 2022, the Company was party to one operating lease for its corporate office and domestic warehouse operations in Stafford, Texas. Effective February 8, 2021, the Company terminated the operating lease for its corporate office at Gaithersburg, Maryland and entered into a new, short-term lease, which the Company subsequently terminated. The Company also terminated its short-term lease for office space in Dubai, UAE.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 4: LEASES (continued)

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset, which is calculated on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense on the lease liability, which is calculated using the effective interest rate method. The Company had no finance leases at January 31, 2022.

For the three months ended January 31, 2022, the Company had operating lease costs of $25,149, which are included in general and administrative expenses in the unaudited consolidated statements of operations. For the three months ended January 31, 2022, the Company made operating lease cash payments of $12,900, which are included in cash flows from operating activities of continuing operations in the unaudited consolidated statements of cash flows. At January 31, 2022, the Company had operating lease costs of $21,178 accrued for future payment, which are included in accounts payable and accrued expenses in the unaudited consolidated balance sheets.

At January 31, 2022, the remaining lease term for our domestic warehouse operations is 25 months, and the discount rate is 5%. Future annual minimum cash payments required under this operating type lease at January 31, 2022 are as follows:

Future Minimum Lease Payments:
Remainder of fiscal year 2022	$75,447
2023	100,596
2024	8,383
Total Minimum Lease Payments	$184,426
Less: amount representing interest	(8,550)
Present Value of Lease Liabilities	$175,876
Less: current portion	(93,936)
Long-Term Portion	$81,940

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 5: REVENUE DISAGGREGATION

The Company did not generate any revenue from continuing operations for the three months ended January 31, 2022 and 2021, and therefore did not have any revenue disaggregation.

NOTE 6: DEBT

Convertible Notes Payable

On April 7, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $88,500. The note matures on April 7, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On various dates through November 1, 2021, the aggregate outstanding principal and accrued interest of $92,483 was converted into an aggregate of 4,607,401 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $64,602 as a result of the Company issuing shares of its common stock to fully satisfy this obligation.

On April 8, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $150,000 (including a $20,000 original issuance discount). The note matures on April 8, 2022, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $282,500 and deferred financing costs of $5,200. The original issue discount and deferred financing costs are being amortized over the term of the note. On various dates through January 20, 2022, the aggregate outstanding principal and accrued interest of $58,682 was converted into an aggregate of 9,372,896 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $29,711 as a result of the Company issuing shares of its common stock. At January 31, 2022, the aggregate balance of the convertible promissory note and accrued interest was $100,604. At January 31, 2022, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $89,843.

On April 15, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $143,000 (including a $13,000 original issuance discount). The note matures on April 15, 2022, bears interest at a rate of 6% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $238,200 and deferred financing costs of $11,700. The original issue discount and deferred financing costs are being amortized over the term of the note. On various dates through January 4, 2022, the aggregate outstanding principal and accrued interest of $53,107 was converted into an aggregate of 8,655,854 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $36,103 as a result of the Company issuing shares of its common stock. At January 31, 2022, the aggregate balance of the convertible promissory note and accrued interest was $96,416. At January 31, 2022, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $87,060.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 6: DEBT (continued)

On June 29, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $85,750. The note matures on June 29, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On various dates through January 26, 2022, the aggregate outstanding principal of $65,300 was converted into an aggregate of 13,271,612 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $38,783 as a result of the Company issuing shares of its common stock. At January 31, 2022, the aggregate balance of the convertible promissory note and accrued interest was $24,682. The aggregate balance of the convertible promissory note, net of deferred financing costs at January 31, 2022 was $18,909.

On August 5, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $73,750. The note matures on August 5, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. At January 31, 2022, the aggregate balance of the convertible promissory note and accrued interest was $77,023. The aggregate balance of the convertible promissory note, net of deferred financing costs at January 31, 2022 was $71,849.

On August 12, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $110,000 (including a $10,000 original issuance discount). The note matures on August 12, 2022, bears interest at a rate of 6% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $226,620 and deferred financing costs of $8,800. The original issue discount and deferred financing costs are being amortized over the term of the note. At January 31, 2022, the aggregate balance of the convertible promissory note and accrued interest was $113,128. At January 31, 2022, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $100,111.

On November 5, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $78,750. The note matures on November 5, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $143,657 and deferred financing costs of $3,750. At January 31, 2022, the aggregate balance of the convertible promissory note and accrued interest was $80,459. The aggregate balance of the convertible promissory note, net of deferred financing costs at January 31, 2022 was $75,904.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 6: DEBT (continued)

On December 10, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $48,750. The note matures on December 10, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. At January 31, 2022, the aggregate balance of the convertible promissory note and accrued interest was $49,387. The aggregate balance of the convertible promissory note, net of deferred financing costs at January 31, 2022 was $45,545.

At January 31, 2022 and October 31, 2021, there was $489,221 and $530,358 of convertible notes payable outstanding, net of discounts of $28,879 and $42,442, respectively.

During the three months ended January 31, 2022 and 2021, amortization of original issue discount and issuance costs amounted to $21,063 and $27,512, respectively.

During the three months ended January 31, 2022, an aggregate of $191,371 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were no payments toward the outstanding balances of convertible notes. During the three months ended January 31, 2021, an aggregate of $284,131 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $91,457 toward the outstanding balances of convertible notes.

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

Upon maturity on November 8, 2019, the Company was not able to pay the balance due and the interest rate immediately increased to 18% per annum. The note holder agreed to only impose the default interest rate and not proceed with any other default remedies currently available. On August 14, 2020, the Company entered into Amendment No. 3 (the “Third Note Amendment”) to the Monaco Note whereby (i) the timing of payments of principal and interest was amended and (ii) it was acknowledged and agreed that so long as the principal and interest payment schedule, as amended by the Third Note Amendment, is satisfied by the Company, the Company will not be in default pursuant to the payment of principal and interest of the Note. Furthermore, on October 26, 2020, the Company entered into Amendment No. 4 (the “Fourth Note Amendment”) to the Monaco Note whereby amendments were made to (i) the timing of payments of principal and interest, (ii) the determination of status of default, and (iii) the manner and application of payments. On December 15, 2021, Donald P. Monaco as trustee of the Donald P. Monaco Insurance Trust, commenced a lawsuit against the Company in the United States District Court for the District of Maryland as a result of the Company not making required payments under the Monaco Note. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations (see Note 10).

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 6: DEBT (continued)

Through January 31, 2022, the Company paid an aggregate of $116,152 of accrued interest in accordance with the provisions of the Fourth Note Amendment.

On March 31, 2020, the Company issued and sold a promissory note to an accredited investor in the principal amount of $312,500 (including a $62,500 original issuance discount). The note matures on July 1, 2020, bears interest at a rate of 4% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and provides a security interest in all of the Company’s equity ownership interest in its wholly owned subsidiary, Big League Foods, Inc (“BLF”). The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. On July 20, 2020, the Company and its wholly owned subsidiary, BLF, entered into a letter agreement (“Agreement”) with the accredited investor to extend the maturity date ninety (90) days to September 29, 2020. The Agreement also provides that BLF will sell certain of its inventory (“Purchased Inventory”) to the accredited investor as an approved Distributor and that the accredited investor will make certain invoice payments to BLF vendors. Upon the sale of Purchased Inventory by the accredited investor, the accredited investor will retain the first $60,000 of proceeds and then apply future proceeds on a per case amount, as specified within the Agreement, as a reduction of the outstanding promissory note balance. Any remaining note balance will be due and payable by the Company upon maturity of the promissory note. Furthermore, on December 18, 2020, the Company and its wholly owned subsidiary, BLF, entered into a special agreement with the accredited investor to extend the maturity date to December 31, 2021, add a prepayment clause to whereby in the event the accredited investor has received a total of $150,000 or more pursuant to the note on or before December 31, 2021 (the “Prepayment”), then the note shall be forgiven and considered paid in full, and add an event of default to whereby until January 1, 2022, the only event of default on the note shall be the Company’s failure to make the Prepayment. Through January 31, 2022, the Company has not paid any amount toward the outstanding balance of this promissory note. At January 31, 2022, the aggregate balance of the promissory note and accrued interest was $339,229. On March 10, 2022, AGC Global Solutions, Inc., commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the promissory note by December 31, 2021. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations (see Note 10).

On February 1, 2021, the Company entered into a securities purchase agreement with an accredited investor and issued an 12% promissory note in the principal amount of $303,000 (including a $39,500 original issue discount) to the accredited investor with a maturity date of February 1, 2022. Twelve months of interest is immediately earned by the accredited investor upon the Company receiving proceeds and is included in the required monthly repayments. On February 8, 2021, the Company received net proceeds in the amount of $240,325 as a result of $23,175 being paid for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. In accordance with the securities purchase agreement, the Company issued 1) 200,000 restricted shares of its common stock (“Commitment Shares”) to the accredited investor as additional consideration for the purchase of the promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to the accredited investor which will be returned to the Company upon timely completion of the required repayment schedule. Repayments of the promissory note shall be made in eight (8) installments each in the amount of $42,420 commencing on July 1, 2021 and continuing thereafter each thirty (30) days until February 1, 2022. This promissory note is only convertible upon an event of default as defined in the promissory note. The original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares are being amortized over the term of the note. As of January 31, 2022, the Company has not made the required monthly payment of $42,420 commencing on July 1, 2021, has not received a notice of default from the accredited investor, and is working with the accredited investor to resolve this matter. At January 31, 2022, the aggregate balance of the promissory note and accrued interest was $387,335.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 6: DEBT (continued)

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points, including a default rate of 500 basis-points (9.013% at January 31, 2022). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At January 31, 2022, $425,772 was outstanding under the Credit Facility. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. On November 16, 2021, Fulton Bank, N.A. (“Fulton”) commenced a lawsuit against the Company in the United States District Court for the District of Maryland as a result of the Company not making required payments under the Credit Facility. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations (see Note 10).

NOTE 7: DERIVATIVE LIABILITY

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

The derivative liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from October 31, 2021 to January 31, 2022.

Conversion feature derivative liability
October 31, 2021	$471,219
Initial fair value of derivative liability charged to other expense	143,657
Gain on change in fair value included in earnings	(57,052)
Derivative liability relieved by conversions of convertible promissory notes	(103,856)
January 31, 2022	$453,968

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 7: DERIVATIVE LIABILITY (continued)

Total derivative liability at January 31, 2022 and October 31, 2021 amounted to $453,968 and $471,219, respectively. The change in fair value included in earnings for the three months ended January 31, 2022 of $57,052 is due in part to the quoted market price of the Company’s common stock decreasing from $0.02 at October 31, 2021 to $0.005 at January 31, 2022, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instrument granted under the binomial pricing model with a binomial simulation at January 31, 2022:

Expected volatility	225.1% - 363.8%
Expected term	2.2 – 9.1 months
Risk-free interest rate	0.130% - 0.635%
Stock price	$0.005

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

At January 31, 2022, the Company did not have any derivative instruments that were designated as hedges.

NOTE 8: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 56,026,564 are issued at January 31, 2022 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 28,944,601 are outstanding at January 31, 2022, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at January 31, 2022 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 680,801 shares are outstanding at January 31, 2022.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 8: STOCKHOLDERS’ DEFICIT (continued)

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

Common Stock

During the three months ended January 31, 2022, the Company:

●	issued 32,181,998 shares of its common stock valued at $405,819, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

●	recorded 1,000,000 shares of its common stock valued at $5,000, as shares to be issued to a board member for services rendered.

During the three months ended January 31, 2021, the Company:

●	issued 1,685,918 shares of its common stock valued at $464,653, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holder in accordance with contractual terms.

●	issued 67,728 shares of its common stock to a vendor for services rendered.

●	recorded 48,182 shares of its common stock as shares to be issued to a vendor for services rendered.

Common Stock Warrants

At January 31, 2022, there were warrants to purchase up to 2,619,114 shares of the Company’s common stock outstanding which may dilute future EPS. There were no warrants earned or granted during the three months ended January 31, 2022.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 8: STOCKHOLDERS’ DEFICIT (continued)

The following table sets forth common share purchase warrants outstanding at January 31, 2022:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2021	2,619,114	$2.24	$-
Warrants granted and issued	-	$-	$-
Warrants exercised	-	$-	$-
Warrants forfeited	-	$-	$-
Outstanding, January 31, 2022	2,619,114	$2.24	$-

Common stock issuable upon exercise of warrants	2,619,114	$2.24	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at January 31,	Contractual	Exercise	At January 31,	Exercise
Prices	2022	Life (Years)	Price	2022	Price
$1,25	1,160,000	0.09	$1.25	1,160,000	$1.25
$3.00	1,457,114	0.58	$3.00	1,457,114	$3.00
$25.00	2,000	0.92	$25.00	2,000	$25.00
	2,619,114	0.49	$2.24	2,619,114	$2.24

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

Lease Agreement

At January 31, 2022, the Company was party to one operating lease for its corporate office and domestic warehouse operations in Stafford, Texas. The Company incurs rent expense of $8,383 per month for its corporate office and domestic warehouse operations in Stafford, Texas. The term of this operating lease is through November 30, 2023.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 11: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its BLF subsidiary, of which BLF assets were sold, transferred, and assigned to GOF on December 18, 2020, and from its Verus MENA subsidiary, of which operations as an international supplier of consumer food products ceased during the three months ended October 31, 2021, as discontinued operations in the consolidated financial statements for the three months ended January 31, 2022 and 2021.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets were as follows:

	January 31, 2022			October 31, 2021
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$326	$24,280	$24,606	$2,221	$66,022	$68,243
Accounts receivable, net	-	273,118	273,118	-	303,218	303,218
Inventory	-	145,129	145,129	-	145,129	145,129
Prepaid expenses	-	-	-	4,084	-	4,084
Other assets	-	16,144	16,144	99,669	16,144	115,813
Total Current Assets	326	458,671	458,997	105,974	530,513	636,487
Property and equipment, net	-	74,859	74,859	-	85,067	85,067
Operating lease right-of-use asset, net	-	175,876	175,876	-	198,637	198,637
Total Assets	$326	$709,406	$709,732	$105,974	$814,217	$920,191

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$162,752	$630,839	$793,591	$227,338	$638,315	$865,653
Operating lease liability	-	93,936	93,936	-	92,771	92,771
Interest payable	-	442,959	442,959	-	368,709	368,709
Due to former officer	-	221,586	221,586	-	221,586	221,586
Notes payable	-	1,571,272	1,571,272	-	1,533,294	1,533,294
Convertible notes payable, net	-	489,220	489,220	-	530,358	530,358
Derivative liability	-	453,968	453,968	-	471,219	471,219
Total Current Liabilities	162,752	3,903,780	4,066,532	227,338	3,856,252	4,083,590
Operating lease liability, net of current portion	-	81,940	81,940	-	105,866	105,866
Total Liabilities	$162,752	$3,985,720	$4,148,472	$227,338	$3,962,118	$4,189,456

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

NOTE 11: DISCONTINUED OPERATIONS (continued)

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	Three Months Ended January 31,
	2022			2021
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$-	$-	$-	$3,454,644	$-	$3,454,644
Cost of revenue	-	-	-	2,861,273	75	2,861,348
Gross Profit	-	-	-	593,371	(75)	593,296
Salaries and benefits	11,450	70,456	81,906	45,394	(19,780)	25,614
Selling and promotions expense	-	-	-	82,030	-	82,030
Legal and professional fees	-	50,000	50,000	23,668	-	23,668
General and administrative	29,585	101,540	131,125	418,691	155,336	574,027
Total Operating Expenses	41,034	221,997	263,031	569,783	135,556	705,339
Operating (loss) income	(41,034)	(221,997)	(263,031)	23,588	(135,631)	(112,043)
Other Income (Expense):
Interest expense	-	(83,420)	(83,420)	-	(66,157)	(66,157)
Initial derivative liability expense	-	(143,657)	(143,657)	-	(279,512)	(279,512)
Amortization of original issue discounts and deferred financing costs	-	(59,041)	(59,041)	-	(27,512)	(27,512)
Loss on extinguishment and settlement of debt	-	(110,592)	(110,592)	-	(118)	(118)
Gain on change in fair value of derivative liability	-	57,052	57,052	-	39,207	39,207
Total Other (Expense) Income	-	(339,658)	(339,658)	-	(334,092)	(334,092)
Loss (income) before income taxes	(41,034)	(561,655)	(602,689)	23,588	(469,723)	(446,135)
Income taxes	-	-	-	-	-	-
Net loss (income)	$(41,034)	$(561,655)	$(602,689)	$23,588	$(469,723)	$(446,135)

NOTE 12: SUBSEQUENT EVENTS

On March 22, 2022, as a result of the Company’s failure to timely file its Form 10-Q, the Company remained in default with respect to certain of its convertible notes. The Company has not received any notification of default from any of its outstanding convertible notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended October 31, 2021 found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 2 above and the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022 are those that depend most heavily on these judgments and estimates. As of January 31, 2022, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended January 31, 2022 compared to three months ended January 31, 2021

Continuing Operations

Revenue

For the three months ended January 31, 2022 and 2021, there was no revenue from continuing operations.

Cost of Revenue

There was no cost of revenue for the three months ended January 31, 2022, compared to $75 for the three months ended January 31, 2021.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses increased to $221,997 for the three months ended January 31, 2022, compared to $135,557 for the three months ended January 31, 2021, an increase of $86,440, or 64%. The increase is primarily due to an increase of 101,582 in stock-based compensation expense related to a prior year reversal of $118,750 related to the forfeiture of a restricted common stock grant to our former Chief Financial Officer, partially offset by stock-based compensation expense related to a restricted common stock grant to our Chief Executive Officer. Additionally, legal and professional fees increased $50,000 due to active litigation against the Company. These increases were partially offset by decreases in salaries and benefits of $11,346 and general and administrative expenses of $53,796.

Other (Expense) Income

Our other income (expense), net increased slightly by $5,566, or 2%, for the three months ended January 31, 2022. The increase is primarily the result of increases in interest expense, amortization of original issue discounts and deferred financing costs, loss on convertible note payable extinguishment / settlement, partially offset by lower initial derivative liability expense and higher gain on change in fair value of derivative liability.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $561,655 for the three months ended January 31, 2022, compared to a net loss of $469,724 for the three months ended January 31, 2021, an increase of $91,931. The increase in net loss is primarily driven by the increase in operating expenses and other expenses as disclosed above.

Discontinued Operations

For the three months ended January 31, 2022, there are no revenue, cost of revenue, or other income (expense) from discontinued operations. For the three months ended January 31, 2022, operating expenses were $41,034, generating a net loss of $41,034 from discontinued operations. For the three months ended January 31, 2021, we generated $3,454,644 of revenue, incurred $2,861,273 of cost of revenue, incurred $569,783 of operating expenses, and generated net income of $23,588 from discontinued operations.

Liquidity and Capital Resources

At January 31, 2022, we had $24,279 of cash and a working capital deficit of $3,607,535 as compared to cash of $66,022 and a working capital deficit of $3,447,103 at October 31, 2021.

Net cash used in operating activities of continuing operations was $202,805 for the three months ended January 31, 2022, an increase of $111,072 from $91,733 used during the three months ended January 31, 2021. The increase in net cash used in operating activities of continuing operations was primarily due to a decrease in accounts payable, coupled with an increase in net loss, partially offset by a net increase in non-cash charges.

There was no net cash used in investing activities of continuing operations for the three months ended January 31, 2022 and 2021.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the three months ended January 31, 2022, net cash provided by financing activities of continuing operations was $120,000 as compared to $105,300 during the three months ended January 31, 2021. The increase in net cash provided by financing activities of continuing operations was primarily due to lower payments applied to convertible promissory notes, coupled with lower net proceeds from the issuance of convertible notes payable. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2022 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2022. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which should enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three months ended January 31, 2022, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three months ended January 31, 2022 are fairly stated, in all material respects, in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
3.16	Certificate of Amendment of the Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 12, 2021)
4.1+	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Form S-8 filed on August 7, 2015)
4.2+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of Form 10-K filed on March 19, 2019)
4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 of Form 10-K filed on April 13, 2020)
4.4+	2020 Equity Incentive Plan (Incorporated by reference to Appendix B of Definitive Information Statement filed on November 6, 2020)

10.1	Contribution and Spin-off Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017)
10.2	First Amendment to Contribution and Spin-Off Agreement dated January 29, 2018 (Incorporated by reference to Exhibit 10.27 of Form 10-K filed on March 26, 2018)
10.3	Form of Note issued to Donald P. Monaco Insurance Trust on January 26, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2018)
10.4	Amendment No. 1 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2019)
10.5	Amendment No. 2 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2019)
10.6#	Sales Contract by and between Verus Foods, Inc. and Gulf ARGO Trading, LLC dated December 26, 2016 (Incorporated by reference to Exhibit 10.16 on Form 10-K filed on March 19, 2019)
10.7#	Exclusive Distribution Agreement by and between Verus Foods Inc. and Padrone General Trading LLC dated August 18, 2017 (Incorporated by reference to Exhibit 10.17 on Form 10-K filed on March 19, 2019)
10.8	Credit Agreement, dated as of July 31, 2019, by and among Verus International, Inc. and Verus Foods Inc., as Borrowers, and The Columbia Bank, as lender (Incorporated by reference to Form 8-K filed on August 1, 2019)
10.9##	Asset Purchase Agreement, dated as of August 30, 2019, by and among Verus International, Inc. and the Sellers thereto (Incorporated by reference to Form 8-K filed on September 3, 2019)
10.10	Form of Note (Incorporated by reference to Form 8-K filed on April 7, 2020)
10.11	Form of Common Stock Purchase Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.12	Form of Registration Rights Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.13	Form of Letter Agreement (Incorporated by reference to Form 8-K filed on July 24, 2020)
10.14	Amendment No. 3 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on August 20, 2020)
10.15	Amendment No. 4 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on October 30, 2020)
10.16	Special Amendment to note dated March 31, 2020 (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.17	Form of Agreement (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.18+	Employment Agreement by and between Verus International, Inc. and Apurva Dhruv (Incorporated by reference to Form 8-K filed on February 23, 2021)
10.19	Form of Securities Purchase Agreement dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.20	Form of Note dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.21	Form of Securities Purchase Agreement dated April 8, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.22	Form of Note dated April 8, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.23	Form of Securities Purchase Agreement dated April 15, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.24	Form of Note dated April 15, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.25	Form of Securities Purchase Agreement dated June 29, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.26	Form of Note dated June 29, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.27	Form of Securities Purchase Agreement dated August 5, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.28	Form of Note dated August 5, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.29	Form of Securities Purchase Agreement dated August 12, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.30	Form of Note dated August 12, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.31	Form of Securities Purchase Agreement dated November 5, 2021 (Incorporated by reference to Form 10-K filed on April 15, 2022)
10.32	Form of Note dated November 5, 2021 (Incorporated by reference to Form 10-K filed on April 15, 2022)
10.33	Form of Securities Purchase Agreement dated December 10, 2021 (Incorporated by reference to Form 10-K filed on April 15, 2022)
10.34	Form of Note dated December 10, 2021 (Incorporated by reference to Form 10-K filed on April 15, 2022)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document

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
April 15, 2022

