Form 10-Q
period 2022-04-30
VERUS INTERNATIONAL, INC.
filed 2022-06-21
CIK 1430523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

☐ Yes ☒ No

As of June 14, 2022, there were 490,265,882 shares of the issuer’s common stock, $0.000001 par value per share, issued, as adjusted for a 1-for-500 reverse stock split which was completed and became effective on January 13, 2021.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Verus International, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2022	October 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$6,789	$66,022
Accounts receivable, net	250,618	303,218
Inventory	145,129	145,129
Other assets	16,144	16,144
Assets of discontinued operations	326	105,974
Total Current Assets	419,006	636,487
Property and equipment, net	64,651	85,067
Operating lease right-of-use asset	152,830	198,637
Total Assets	$636,487	$920,191

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$783,844	$638,315
Operating lease liability	95,115	92,771
Interest payable	541,602	368,709
Due to former officer	221,586	221,586
Notes payable	1,562,985	1,533,294
Convertible notes payable, net	489,909	530,358
Derivative liability	522,921	471,219
Liabilities of discontinued operations	162,752	227,338
Total Current Liabilities	4,380,714	4,083,590

Operating lease liability, net of current portion	57,715	105,866
Total Liabilities	4,438,429	4,189,456

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Series A convertible preferred stock, $0.000001 par value; 120,000,000 shares authorized and 28,944,601 shares issued and outstanding at April 30, 2022 and October 31, 2021	29	29

Series B convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and no shares issued and outstanding at April 30, 2022 and October 31, 2021	-	-

Series C convertible preferred stock, $0.000001 par value; 1,000,000 shares authorized and 680,801 shares issued and outstanding at April 30, 2022 and October 31, 2021	1	1
Common stock, $0.000001 par value; 7,500,000,000 shares authorized and 87,521,179 and 23,844,566 shares issued at April 30, 2022 and October 31, 2021, respectively (as adjusted for a 1-for-500 reverse stock split as discussed in Note 1)	88	24

Additional paid-in-capital	47,455,109	46,889,360
Shares to be issued	15,000	5,000
Accumulated deficit	(51,272,169)	(50,163,679)
Total Stockholders’ Deficit	(3,801,942)	(3,269,265)
Total Liabilities and Stockholders’ Deficit	$636,487	$920,191

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Revenue	$-	$347,844	$-	$347,844
Cost of revenue	-	168,792	-	168,867
Gross Profit	-	179,052	-	178,977
Operating Expenses:
Salaries and benefits	61,497	173,740	131,953	153,960
Legal and professional fees	25,000	-	75,000	-
General and administrative	135,143	203,145	236,684	358,482
Total Operating Expenses	221,640	376,885	443,637	512,442
Operating loss	(221,640)	(197,833)	(443,637)	(333,465)
Other (Expense) Income:
Interest expense	(102,373)	(80,784)	(185,793)	(146,941)
Amortization of original issue discounts and deferred financing costs	(17,738)	(37,252)	(76,779)	(64,764)
Loss on extinguishment and settlement of convertible notes payable	(4,494)	(34,823)	(115,086)	(34,941)
(Loss) gain on change in fair value of derivative liability	(112,451)	(11,235)	(55,399)	27,972
Default principal increase on convertible notes payable	(47,100)	-	(47,100)	-
Initial derivative liability expense	-	(520,701)	(143,657)	(800,213)
Gain on settlement of liabilities	-	104,774	-	104,774
Total Other (Expense) Income	(284,156)	(580,021)	(623,814)	(914,113)
Loss from continuing operations before income taxes	(505,796)	(777,854)	(1,067,451)	(1,247,578)
Income taxes	-	-	-	-
Loss from continuing operations	(505,796)	(777,854)	(1,067,451)	(1,247,578)
Discontinued operations (Note 11)
(Loss) gain from discontinued operations	(5)	70,341	(41,039)	93,930
Net loss	$(505,801)	$(707,513)	$(1,108,490)	$(1,153,648)

Loss per common share:
Loss from continuing operations per common share – basic and diluted	$(0.01)	$(0.06)	$(0.02)	$(0.10)

Loss from discontinued operations per common share – basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Loss per common share – basic and diluted	$(0.01)	$(0.06)	$(0.02)	$(0.10)

Weighted average shares outstanding – basic and diluted	58,243,463	12,497,725	46,307,744	12,041,395

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended April 30, 2022 and 2021

(Unaudited)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2021	28,944,601	$29	-	$-	680,801	$1	23,844,566	$24	$46,889,360	$5,000	$(50,163,679)	$(3,269,265)
Conversion of convertible promissory notes to common stock							32,181,998	32	405,787			405,819
Stock-based compensation for restricted shares under employment contract									22,395			22,395
Shares of common stock to be issued for board member services rendered										5,000		5,000
Net loss											(602,689)	(602,689)
Balance, January 31, 2022	28,944,601	$29	-	$-	680,801	$1	56,026,564	$56	$47,317,542	$10,000	$(50,766,368)	$(3,438,740)
Conversion of convertible promissory notes to common stock							31,494,615	32	124,129			124,161
Stock-based compensation for restricted shares under employment contract									13,438			13,438
Shares of common stock to be issued for board member services rendered										5,000		5,000
Net loss											(505,801)	(505,801)
Balance, April 30, 2022	28,944,601	$29	-	$-	680,801	$1	87,521,179	$88	$47,455,109	$15,000	$(51,272,169)	$(3,801,942)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Issued	Deficit	(Deficit)
Balance, October 31, 2020	28,944,601	$29	-	$-	680,801	$1	10,278,867	$10	$45,562,840	$-	$(44,164,783)	$1,398,097
Conversion of convertible promissory notes to common stock							1,685,918	2	464,652			464,654
Issuance of common stock for vendor services							67,728	-	18,964			18,964
Shares of common stock to be issued for vendor services										13,100		13,100
Net loss											(446,135)	(446,135)
Balance, January 31, 2021	28,944,601	$29	-	$-	680,801	$1	12,032,512	$12	$46,046,456	$13,100	$(44,610,918)	$1,448,680
Conversion of convertible promissory notes to common stock							312,256	-	118,658			118,658
Issuance of common stock for note payable issuance							400,000	1	87,999			88,000
Stock-based compensation for restricted shares under employment contract									18,663			18,663
Shares of common stock to be issued for vendor services										15,000		15,000
Net loss											(707,513)	(707,513)
Balance, April 30, 2021	28,944,601	$29	-	$-	680,801	$1	12,744,768	$13	$46,271,776	$28,100	$(45,318,431)	$981,488

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Verus International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,108,490)	$(1,153,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial derivative liability expense	143,657	800,213
Loss on extinguishment and settlement of debt	115,086	34,941
Amortization of original issue discounts and deferred financing costs	76,779	64,764
Loss (Gain) on change in fair value of derivative liability	55,399	(27,972)
Allowance for accounts receivable	52,600	-
Default principal increase on convertible notes payable	47,100	-
Stock-based compensation	45,833	(40,523)
Depreciation and amortization	20,416	20,935
Gain on settlement of liabilities	-	(104,774)
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(347,844)
Decrease in inventory	-	17,400
Decrease in prepaid expenses	-	41,729
Increase in other assets	-	(805)
Increase in accounts payable and accrued expenses	331,325	107,915
Decrease in right to use and lease obligation, net	-	(9,386)
Net cash used in operating activities of continuing operations	(220,295)	(597,055)
Net cash provided by (used in) operating activities of discontinued operations	41,062	(72,120)
Net cash used in operating activities	(179,233)	(669,175)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of commissions	120,000	496,400
Proceeds from issuance of notes payable	-	240,325
Payments applied to convertible promissory notes	-	(63,000)
Net cash provided by financing activities of continuing operations	120,000	673,725

Net (decrease) increase in cash	(59,233)	4,550
Cash at beginning of period	66,022	6,150

Cash at end of period	$6,789	$10,700

Supplemental disclosure:
Cash paid for interest	$-	$18,765

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Six Months Ended
	April 30,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities:

Common Stock issued in exchange for conversion of convertible promissory note and accrued interest:
Value	$529,980	$583,310
Shares	63,676,613	1,998,174

Common Stock issued for note payable issuance:
Value	$-	$88,000
Shares	-	400,000

Common Stock issued for vendor services:
Value	$-	$18,964
Shares	-	67,728

Common Stock to be issued for vendor services:
Value	$-	$28,100
Shares	-	107,364

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

The unaudited condensed consolidated financial statements for the six months ended April 30, 2022 and 2021 include the operations of BLF effective April 25, 2019, Verus MENA effective May 1, 2018, and Verus Foods, Inc. effective January 2017. The operating results and associated assets and liabilities from BLF and Verus MENA have been classified as discontinued operations in the unaudited consolidated financial statements for the six months ended April 30, 2022 and 2021 (see Note 11). All significant intercompany balances and transactions have been eliminated in the consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended October 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022. The results of operations for the six months ended April 30, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending October 31, 2022.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

Revenue Risk

The Company’s products accounts receivable, net and revenues are geographically concentrated with customers located domestically in the United States. In addition, significant concentrations exist with a limited number of customers. Approximately 36% of accounts receivable, net at April 30, 2022 were concentrated with two customers. There was no revenue generated during the six months ended April 30, 2022, therefore, no concentration of revenue risk existed for the six months ended April 30, 2022. Although the loss of one or more of our top customers, or a substantial decrease in demand by any of those customers for our products, could have a material adverse effect on our business, results of operations and financial condition, such risks may be mitigated by our access to credit insurance programs.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. There were no cash equivalents at April 30, 2022 or October 31, 2021. The Company places its cash and cash equivalents with high-quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At April 30, 2022 and October 31, 2021, the Company’s cash balances did not exceed the FDIC limit.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses and such losses traditionally have been within its expectations. At April 30, 2022 and October 31, 2021, we determined $250,600 and $198,000, respectively, was required for an allowance for doubtful accounts due to the past due status of certain accounts receivable invoices.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of short and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. At April 30, 2022, the Company had a Level 3 financial instrument related to its derivative liability.

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

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. For the six months ended April 30, 2022 and 2021 there was no freight expense on goods shipped as the operating results and associated assets and liabilities from BLF and Verus MENA have been classified as discontinued operations in the consolidated financial statements for the three months ended October 31, 2022 and 2021 (see Note 11).

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

The exchange rate used to translate amounts in AED into USD for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

Balance sheet:

	April 30, 2022	October 31, 2021
Period-end AED: USD exchange rate	$0.27229	$0.27230

Income statement:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Average Period AED: USD exchange rate	$0.27229	$0.27228	$0.27229	$0.27228

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

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and six months ended April 30, 2022 and 2021, as we incurred a net loss for those periods. At April 30, 2022, there were outstanding warrants to purchase approximately 1,340,000 shares of the Company’s common stock, approximately 194,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, approximately 2,900,000 shares of the Company’s common stock to be issued, and approximately 546,000,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS. At April 30, 2021, there were outstanding warrants to purchase approximately 2,620,000 shares of the Company’s common stock, approximately 194,000 shares of the Company’s common stock issuable upon the conversion of Series A and Series C convertible preferred stock, approximately 107,000 shares of the Company’s common stock to be issued, and approximately 5,400,000 shares of the Company’s common stock issuable upon the conversion of convertible notes payable which may dilute future EPS.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

The Company has incurred a net loss from continuing operations of $1,067,451 and has used cash in operating activities of continuing operations of $220,295 for the six months ended April 30, 2022. At April 30, 2022, the Company had a working capital deficit of $3,961,708, and an accumulated deficit of $51,272,169. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report, without additional debt or equity financing. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: LEASES

At April 30, 2022, the Company was party to one operating lease for its corporate office and domestic warehouse operations in Stafford, Texas. Effective February 8, 2021, the Company terminated the operating lease for its corporate office at Gaithersburg, Maryland and entered into a new, short-term lease, which the Company subsequently terminated. The Company also terminated its short-term lease for office space in Dubai, UAE.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset, which is calculated on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense on the lease liability, which is calculated using the effective interest rate method. The Company had no finance leases at April 30, 2022.

For the six months ended April 30, 2022, the Company had operating lease costs of $50,298, which are included in general and administrative expenses in the unaudited consolidated statements of operations. For the six months ended April 30, 2022, the Company made operating lease cash payments of $16,900, which are included in cash flows from operating activities of continuing operations in the unaudited consolidated statements of cash flows. At April 30, 2022, the Company had operating lease costs of $42,327 accrued for future payment, which are included in accounts payable and accrued expenses in the unaudited consolidated balance sheets.

At April 30, 2022, the remaining lease term for our domestic warehouse operations is 19 months, and the discount rate is 5%. Future annual minimum cash payments required under this operating type lease at April 30, 2022 are as follows:

Future Minimum Lease Payments:
Remainder of fiscal year 2022	$50,298
2023	100,596
2024	8,383
Total Minimum Lease Payments	$159,277
Less: amount representing interest	(6,447)
Present Value of Lease Liabilities	$152,830
Less: current portion	(95,115)
Long-Term Portion	$57,715

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 5: REVENUE DISAGGREGATION

The Company did not generate any revenue from continuing operations for the six months ended April 30, 2022, and therefore did not have any revenue disaggregation. For the six months ended April 30, 2021, the Company’s largest two customers accounted for approximately 29% of its total revenue.

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

On April 8, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $150,000 (including a $20,000 original issuance discount). The note matured on April 8, 2022, bears interest at a rate of 8% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $282,500 and deferred financing costs of $5,200. The original issue discount and deferred financing costs were amortized over the term of the note. On various dates through April 25, 2022, the aggregate outstanding principal and accrued interest of $69,286 was converted into an aggregate of 13,475,052 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $26,605 as a result of the Company issuing shares of its common stock. At April 30, 2022, the aggregate balance of the convertible promissory note and accrued interest was $91,804. At April 30, 2022, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $91,804.

On April 15, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $143,000 (including a $13,000 original issuance discount). The note matured on April 15, 2022, bears interest at a rate of 6% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $238,200 and deferred financing costs of $11,700. The original issue discount and deferred financing costs were amortized over the term of the note. On various dates through April 29, 2022, the aggregate outstanding principal and accrued interest of $81,765 was converted into an aggregate of 22,203,195 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $26,529 as a result of the Company issuing shares of its common stock. At April 30, 2022, the aggregate balance of the convertible promissory note and accrued interest was $72,105. At April 30, 2022, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $72,105.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 6: DEBT (continued)

On June 29, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $85,750. The note matures on June 29, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. On various dates through April 29, 2022, the aggregate outstanding principal of $92,700, which includes $6,950 of $10,225 of additional principal due to the occurrence and subsequent cure of an Event of Default, was converted into an aggregate of 24,321,086 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $54,279 as a result of the Company issuing shares of its common stock. At April 30, 2022, the aggregate balance of the convertible promissory note and accrued interest was $8,567. The aggregate balance of the convertible promissory note, net of deferred financing costs at April 30, 2022 was $2,648.

On August 5, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $73,750. The note matures on August 5, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. At April 30, 2022, the aggregate balance of the convertible promissory note and accrued interest was $119,105, which includes $36,875 of additional principal due to the occurrence and subsequent cure of an Event of Default. The aggregate balance of the convertible promissory note, net of deferred financing costs at April 30, 2022 was $109,639.

On August 12, 2021, the Company issued and sold a convertible promissory note to an accredited investor in the principal amount of $110,000 (including a $10,000 original issuance discount). The note matures on August 12, 2022, bears interest at a rate of 6% per annum (increasing to 24% per annum upon the occurrence of an Event of Default (as defined in the note)). This convertible debenture converts at 60% of the lowest closing price during the 15 days prior to conversion and may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment amounts as set forth therein. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $226,620 and deferred financing costs of $8,800. The original issue discount and deferred financing costs are being amortized over the term of the note. At April 30, 2022, the aggregate balance of the convertible promissory note and accrued interest was $118,752. At April 30, 2022, the aggregate balance of the convertible promissory note, net of original issue discount and deferred financing costs was $104,695.

On November 5, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $78,750. The note matures on November 5, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. Due to the variable conversion provisions contained in the convertible promissory note, the Company accounted for this conversion feature as a derivative liability. In connection herewith, the Company recorded a derivative liability of $143,657 and deferred financing costs of $3,750. At April 30, 2022, the aggregate balance of the convertible promissory note and accrued interest was $84,263. The aggregate balance of the convertible promissory note, net of deferred financing costs at April 30, 2022 was $76,818.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 6: DEBT (continued)

On December 10, 2021, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $48,750. The note matures on December 10, 2022, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note. At April 30, 2022, the aggregate balance of the convertible promissory note and accrued interest was $51,742. The aggregate balance of the convertible promissory note, net of deferred financing costs at April 30, 2022 was $46,459.

At April 30, 2022 and October 31, 2021, there was $489,909 and $530,358 of convertible notes payable outstanding, net of discounts of $11,141 and $42,442, respectively.

During the six months ended April 30, 2022 and 2021, amortization of original issue discount and issuance costs amounted to $38,801 and $38,753, respectively.

During the six months ended April 30, 2022, an aggregate of $258,034 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were no payments toward the outstanding balances of convertible notes. During the six months ended April 30, 2021, an aggregate of $320,131 of convertible notes, including accrued interest, were converted into shares of the Company’s common stock and there were payments of an aggregate of $91,457 toward the outstanding balances of convertible notes.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 6: DEBT (continued)

At April 30, 2022, the aggregate balance of the Monaco Note and accrued interest was $851,298. Through April 30, 2022, the Company paid an aggregate of $116,152 of accrued interest in accordance with the provisions of the Fourth Note Amendment.

On March 31, 2020, the Company issued and sold a promissory note to an accredited investor in the principal amount of $312,500 (including a $62,500 original issuance discount). The note matured on July 1, 2020, incurred interest at a rate of 4% per annum, (increasing to 18% per annum upon the occurrence of an Event of Default (as defined in the note)) and provided a security interest in all of the Company’s equity ownership interest in its wholly owned subsidiary, Big League Foods, Inc (“BLF”). The note may be prepaid by the Company at any time prior to the maturity date with no prepayment penalties. On July 20, 2020, the Company and its wholly owned subsidiary, BLF, entered into a letter agreement (“Agreement”) with the accredited investor to extend the maturity date ninety (90) days to September 29, 2020. The Agreement also provides that BLF will sell certain of its inventory (“Purchased Inventory”) to the accredited investor as an approved Distributor and that the accredited investor will make certain invoice payments to BLF vendors. Upon the sale of Purchased Inventory by the accredited investor, the accredited investor will retain the first $60,000 of proceeds and then apply future proceeds on a per case amount, as specified within the Agreement, as a reduction of the outstanding promissory note balance. Any remaining note balance will be due and payable by the Company upon maturity of the promissory note. Furthermore, on December 18, 2020, the Company and its wholly owned subsidiary, BLF, entered into a special agreement with the accredited investor to extend the maturity date to December 31, 2021, add a prepayment clause to whereby in the event the accredited investor has received a total of $150,000 or more pursuant to the note on or before December 31, 2021 (the “Prepayment”), then the note shall be forgiven and considered paid in full, and add an event of default to whereby until January 1, 2022, the only event of default on the note shall be the Company’s failure to make the Prepayment. Through April 30, 2022, the Company has not paid any amount toward the outstanding balance of this promissory note. At April 30, 2022, the aggregate balance of the promissory note and accrued interest was $352,945. On March 10, 2022, AGC Global Solutions, Inc., commenced a lawsuit against the Company in the United States Circuit Court for Montgomery County, Maryland as a result of the Company not making required payments under the promissory note by December 31, 2021. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations (see Note 10).

On February 1, 2021, the Company entered into a securities purchase agreement with an accredited investor and issued an 12% promissory note in the principal amount of $303,000 (including a $39,500 original issue discount) to the accredited investor with a maturity date of February 1, 2022. Twelve months of interest is immediately earned by the accredited investor upon the Company receiving proceeds and is included in the required monthly repayments. On February 8, 2021, the Company received net proceeds in the amount of $240,325 as a result of $23,175 being paid for legal and due diligence fees incurred with respect to this securities purchase agreement and convertible promissory note. In accordance with the securities purchase agreement, the Company issued 1) 200,000 restricted shares of its common stock (“Commitment Shares”) to the accredited investor as additional consideration for the purchase of the promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to the accredited investor which will be returned to the Company upon timely completion of the required repayment schedule. Repayments of the promissory note shall be made in eight (8) installments each in the amount of $42,420 commencing on July 1, 2021 and continuing thereafter each thirty (30) days until February 1, 2022. This promissory note is only convertible upon an event of default as defined in the promissory note. The original issue discount, deferred financing costs and issuance date fair value of the Commitment Shares were amortized over the term of the note. As of April 30, 2022, the Company has not made the required monthly payment of $42,420 commencing on July 1, 2021, has not received a notice of default from the accredited investor, and is working with the accredited investor to resolve this matter. On April 25, 2022, the aggregate outstanding principal and accrued interest of $9,505 was converted into an aggregate of 2,795,644 shares of the Company’s common stock. The Company recorded an aggregate loss on extinguishment of debt of $1,677 as a result of the Company issuing shares of its common stock. At April 30, 2022, the aggregate balance of the promissory note and accrued interest was $397,657.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 6: DEBT (continued)

Revolving Credit Agreement

On July 31, 2019, the Company entered into a secured, $500,000 revolving credit agreement (“Credit Facility”). Borrowings under the Credit Facility may be used to fund working capital needs and bear interest at a one-month LIBOR-based rate plus 300 basis-points, including a default rate of 500 basis-points (8.452% at April 30, 2022). The Company’s performance and payment obligations under the Credit Facility are guaranteed by substantially all of its assets. The structure of this Credit Facility is a note payable with a revolving credit line feature with a mutual termination provision instead of a stated maturity date. The outstanding balance under the Credit Facility may be prepaid at any time without premium or penalty. Additionally, the Credit Facility contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At April 30, 2022, the aggregate balance outstanding under the Credit Facility including accrued interest was $457,400. The Credit Facility contains customary affirmative and negative covenants, including a borrowing base requirement upon each request for an advance from the Credit Facility. On November 16, 2021, Fulton Bank, N.A. (“Fulton”) commenced a lawsuit against the Company in the United States District Court for the District of Maryland as a result of the Company not making required payments under the Credit Facility. The Company intends to defend this matter and although the ultimate outcome cannot be predicted with certainty, an adverse ruling against the Company could have a material adverse effect on its financial condition and results of operations (see Note 10).

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

The derivative liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from October 31, 2021 to April 30, 2022.

Conversion feature derivative liability
October 31, 2021	$471,219
Initial fair value of derivative liability charged to other expense	143,657
Loss on change in fair value included in earnings	55,399
Derivative liability relieved by conversions of convertible promissory notes	(147,354)
April 30, 2022	$522,921

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 7: DERIVATIVE LIABILITY (continued)

Total derivative liability at April 30, 2022 and October 31, 2021 amounted to $522,921 and $471,219, respectively. The change in fair value included in earnings for the six months ended April 30, 2022 of $55,399 is due in part to the quoted market price of the Company’s common stock decreasing from $0.02 at October 31, 2021 to $0.003 at April 30, 2022, coupled with substantially reduced conversion prices due to the effect of “ratchet” provisions incorporated within the convertible notes payable.

The Company used the following assumptions for determining the fair value of the convertible instrument granted under the binomial pricing model with a binomial simulation at April 30, 2022:

Expected volatility	243.5% - 281.6%
Expected term	3.0 – 6.2 months
Risk-free interest rate	0.850% - 1.410%
Stock price	$0.003

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

At April 30, 2022, the Company did not have any derivative instruments that were designated as hedges.

NOTE 8: STOCKHOLDERS’ DEFICIT

The total number of shares of all classes of stock that the Company shall have the authority to issue is 7,625,000,000 shares consisting of 7,500,000,000 shares of common stock with a $0.000001 par value per share of which 87,521,179 are issued at April 30, 2022 and 125,000,000 shares of preferred stock, par value $0.000001 per share of which (A) 120,000,000 shares have been designated as Series A Convertible Preferred of which 28,944,601 are outstanding at April 30, 2022, (B) 1,000,000 shares have been designated as Series B Convertible Preferred Stock, of which no shares are outstanding at April 30, 2022 and (C) 1,000,000 have been designated as Series C Convertible Preferred Stock, of which 680,801 shares are outstanding at April 30, 2022.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

Common Stock

During the six months ended April 30, 2022, the Company:

●	issued 63,676,613 shares of its common stock valued at $529,980, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

●	recorded 2,724,138 shares of its common stock valued at $10,000, as shares to be issued to a board member for services rendered.

During the six months ended April 30, 2021, the Company:

●	issued 1,998,174 shares of its common stock valued at $583,310, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

●	issued 400,000 restricted shares of its common stock consisting of 1) 200,000 restricted shares of its common stock (“Commitment Shares”) to an accredited investor as additional consideration for the purchase of a promissory note and 2) 200,000 restricted shares of its common stock (“Returnable Shares”) to an accredited investor which will be returned to the Company upon timely completion of the required repayment schedule.

●	issued 67,728 shares of its common stock to a vendor for services rendered.

●	recorded 107,364 shares of its common stock as shares to be issued to a vendor for services rendered.

Common Stock Warrants

At April 30, 2022, there were warrants to purchase up to 1,339,114 shares of the Company’s common stock outstanding which may dilute future EPS. There were no warrants earned or granted during the six months ended April 30, 2022. There were 1,280,000 warrants that were forfeited due to expiration during the six months ended April 30, 2022.

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 8: STOCKHOLDERS’ DEFICIT (continued)

The following table sets forth common share purchase warrants outstanding at April 30, 2022:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, October 31, 2021	2,619,114	$2.24	$-
Warrants granted and issued	-	$-	$-
Warrants exercised	-	$-	$-
Warrants forfeited	(1,280,000)	$1.41	$-
Outstanding, April 30, 2022	1,339,114	$3.03	$-

Common stock issuable upon exercise of warrants	1,339,114	$3.03	$-

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at April 30,	Contractual	Exercise	At April 30,	Exercise
Prices	2022	Life (Years)	Price	2022	Price
$3.00	1,337,114	0.53	$3.00	1,337,114	$3.00
$25.00	2,000	0.67	$25.00	2,000	$25.00
	1,339,114	0.55	$3.03	1,339,114	$3.03

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

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

On April 23, 2021, a class action complaint for violation of federal securities laws was filed which names our former Chief Executive Officer, our former Chief Financial Officer, and Verus, as defendants. This class action complaint was filed on behalf of all persons and entities who purchased or otherwise acquired securities of Verus between June 17, 2019 and October 8, 2020. On November 9, 2021 this complaint was dismissed.

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

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 11: DISCONTINUED OPERATIONS

The Company has classified the operating results and associated assets and liabilities from its BLF subsidiary, of which BLF assets were sold, transferred, and assigned to GOF on December 18, 2020, and from its Verus MENA subsidiary, of which operations as an international supplier of consumer food products ceased during the three months ended October 31, 2021, as discontinued operations in the consolidated financial statements for the three and six months ended April 30, 2022 and 2021.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets were as follows:

	April 30, 2022			October 31, 2021
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Assets
Current Assets
Cash	$326	$6,789	$7,115	$2,221	$66,022	$68,243
Accounts receivable, net	-	250,618	250,618	-	303,218	303,218
Inventory	-	145,129	145,129	-	145,129	145,129
Prepaid expenses	-	-	-	4,084	-	4,084
Other assets	-	16,144	16,144	99,669	16,144	115,813
Total Current Assets	326	418,680	419,006	105,974	530,513	636,487
Property and equipment, net	-	64,651	64,651	-	85,067	85,067
Operating lease right-of-use asset, net	-	152,830	152,830	-	198,637	198,637
Total Assets	$326	$636,161	$636,487	$105,974	$814,217	$920,191

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$162,752	$783,844	$946,596	$227,338	$638,315	$865,653
Operating lease liability	-	95,115	95,115	-	92,771	92,771
Interest payable	-	541,602	541,602	-	368,709	368,709
Due to former officer	-	221,586	221,586	-	221,586	221,586
Notes payable	-	1,562,985	1,562,985	-	1,533,294	1,533,294
Convertible notes payable, net	-	489,909	489,909	-	530,358	530,358
Derivative liability	-	522,921	522,921	-	471,219	471,219
Total Current Liabilities	162,752	4,217,962	4,380,714	227,338	3,856,252	4,083,590
Operating lease liability, net of current portion	-	57,715	57,715	-	105,866	105,866
Total Liabilities	$162,752	$4,275,677	$4,438,429	$227,338	$3,962,118	$4,189,456

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 11: DISCONTINUED OPERATIONS (continued)

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	Three Months Ended April 30,
	2022			2021
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$-	$-	$-	$2,962,836	$347,844	$3,310,680
Cost of revenue	-	-	-	2,394,853	168,791	2,563,644
Gross Profit	-	-	-	567,984	179,052	747,036
Salaries and benefits	-	61,497	61,497	55,997	173,741	229,738
Selling and promotions expense	-	-	-	56,471	-	56,471
Legal and professional fees	-	25,000	25,000	6,807	-	6,807
General and administrative	5	135,143	135,148	378,366	203,145	581,511
Total Operating Expenses	5	221,640	221,645	497,642	376,886	874,528
Operating (loss) income	(5)	(221,640)	(221,645)	70,342	(197,834)	(127,492)
Other Income (Expense):
Interest expense	-	(102,373)	(102,373)	-	(80,784)	(80,784)
(Loss) Gain on change in fair value of derivative liability	-	(112,451)	(112,451)	-	(11,235)	(11,235)
Default principal increase on convertible notes payable	-	(47,100)	(47,100)	-	-	-
Amortization of original issue discounts and deferred financing costs	-	(17,738)	(17,738)	-	(37,252)	(37,252)
Loss on extinguishment and settlement of debt	-	(4,494)	(4,494)	-	(34,823)	(34,823)
Initial derivative liability expense	-	-	-	-	(520,701)	(520,701)
Gain on settlement of liabilities	-	-	-	-	104,774	104,774
Total Other (Expense) Income	-	(284,156)	(284,156)	-	(580,021)	(580,021)
(Loss) income before income taxes	(5)	(505,796)	(505,801)	70,342	(777,855)	(707,513)
Income taxes	-	-	-	-	-	-
Net (loss) income	$(5)	$(505,796)	$(505,801)	$70,342	$(777,855)	$(707,513)

VERUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(UNAUDITED)

NOTE 11: DISCONTINUED OPERATIONS (continued)

	Six Months Ended April 30,
	2022			2021
	Discontinued	Continuing	Total	Discontinued	Continuing	Total
Revenue	$-	$-	$-	$6,417,480	$347,844	$6,765,324
Cost of revenue	-	-	-	5,256,125	168,867	5,424,992
Gross Profit	-	-	-	1,161,355	178,977	1,340,332
Salaries and benefits	11,450	131,953	143,403	101,392	153,960	255,352
Selling and promotions expense	-	-	-	138,501	-	138,501
Legal and professional fees	-	75,000	75,000	30,476	-	30,476
General and administrative	29,590	236,683	266,273	797,057	358,481	1,155,538
Total Operating Expenses	41,039	443,637	484,676	1,067,425	512,442	1,579,867
Operating (loss) income	(41,039)	(443,637)	(484,676)	93,930	(333,465)	(239,535)
Other Income (Expense):
Interest expense	-	(185,793)	(185,793)	-	(146,941)	(146,941)
(Loss) Gain on change in fair value of derivative liability	-	(55,399)	(55,399)	-	27,972	27,972
Default principal increase on convertible notes payable	-	(47,100)	(47,100)	-	-	-
Amortization of original issue discounts and deferred financing costs	-	(76,779)	(76,779)	-	(64,764)	(64,764)
Loss on extinguishment and settlement of debt	-	(115,086)	(115,086)	-	(34,941)	(34,941)
Initial derivative liability expense	-	(143,657)	(143,657)	-	(800,213)	(800,213)
Gain on settlement of liabilities	-	-	-	-	104,774	104,774
Total Other (Expense) Income	-	(623,814)	(623,814)	-	(914,113)	(914,113)
(Loss) income before income taxes	(41,039)	(1,067,451)	(1,108,490)	93,930	(1,247,578)	(1,153,648)
Income taxes	-	-	-	-	-	-
Net (loss) income	$(41,039)	$(1067,451)	$(1,108,490)	$93,930	$(1,247,578)	$(1,153,648)

NOTE 12: SUBSEQUENT EVENTS

Subsequent to April 30, 2022, an aggregate of 402,744,703 shares of the Company’s common stock have been issued for conversions under convertible promissory notes.

On May 10, 2022, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $38,750. The note matures on May 10, 2023, bears interest at a rate of 9% per annum (increasing to 22% per annum upon the occurrence of an Event of Default (as defined in the note)) and is convertible into shares of the Company’s common stock at a conversion price equal to the greater of (i) the Fixed Conversion Price (as defined in the note) or (ii) the Variable Conversion Price (as defined in the note), subject to adjustment. The note may be prepaid by the Company at any time prior to the 180th day after the issuance date of the note with certain prepayment penalties as defined in the note.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, potential impairment of intangible assets, accrued liabilities and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in Note 2 above and the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022 are those that depend most heavily on these judgments and estimates. As of April 30, 2022, there had been no material changes to any of the critical accounting policies contained therein.

Results of Operations

Three months ended April 30, 2022 compared to three months ended April 30, 2021

Continuing Operations

Revenue

For the three months ended April 30, 2022, there was no revenue from continuing operations, compared to $347,844 of revenue for the three months ended April 30, 2021. The decrease in revenue is due to no nutraceutical product sales for the three months ended April 30, 2022.

Cost of Revenue

There was no cost of revenue for the three months ended April 30, 2022, compared to $168,792 for the three months ended April 30, 2021.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses decreased to $221,640 for the three months ended April 30, 2022, compared to $376,885 for the three months ended April 30, 2021, a decrease of $155,245, or 41%. The decrease is primarily due to a decrease of $112,243 in salaries and benefits due to reduced headcount, coupled with a decrease of $68,002 in general and administrative expenses due to expense rationalization initiatives. These decreases were partially offset by an increase in legal and professional fees of $25,000.

Other (Expense) Income

Our other income (expense), net decreased by $295,865, or 51%, for the three months ended April 30, 2022. The decrease is primarily the result of decreases in amortization of original issue discounts and deferred financing costs, loss on convertible note payable extinguishment / settlement, and initial derivative liability expense, partially offset by increases in interest expense, default principal increase on convertible notes payable, and loss on change in fair value of derivative liability, coupled with a decrease in gain on settlement of liabilities.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $505,796 for the three months ended April 30, 2022, compared to a net loss of $777,854 for the three months ended April 30, 2021, a decrease of $272,058. The decrease in net loss is primarily driven by the decreases in operating expenses and other expenses as disclosed above.

Discontinued Operations

For the three months ended April 30, 2022, there are no revenue, cost of revenue, or other income (expense) from discontinued operations. For the three months ended April 30, 2022, operating expenses were $5, generating a net loss of $5 from discontinued operations. For the three months ended April 30, 2021, we generated $2,962,836 of revenue, incurred $2,394,853 of cost of revenue, incurred $497,642 of operating expenses, and generated net income of $70,342 from discontinued operations.

Six months ended April 30, 2022 compared to six months ended April 30, 2021

Continuing Operations

Revenue

For the six months ended April 30, 2022, there was no revenue from continuing operations, compared to $347,844 of revenue for the six months ended April 30, 2021. The decrease in revenue is due to no nutraceutical product sales for the six months ended April 30, 2022.

Cost of Revenue

There was no cost of revenue for the six months ended April 30, 2022, compared to $168,867 for the six months ended April 30, 2021.

Operating Expenses

Our operating expenses, which include salaries and benefits, stock-based compensation, selling and promotions expense, legal and professional fees, and general and administrative expenses decreased to $443,637 for the six months ended April 30, 2022, compared to $512,442 for the six months ended April 30, 2021, a decrease of $68,805, or 13%. The decrease is primarily due to a decrease of $22,007 in salaries and benefits due to reduced headcount, coupled with a decrease of $121,798 in general and administrative expenses due to expense rationalization initiatives. These decreases were partially offset by an increase in legal and professional fees of $75,000.

Other (Expense) Income

Our other income (expense), net decreased by $290,299, or 32%, for the six months ended April 30, 2022. The decrease is primarily the result of decreases in initial derivative liability expense, partially offset by increases in interest expense, amortization of original issue discounts and deferred financing costs, loss on convertible note payable extinguishment / settlement, default principal increase on convertible notes payable, loss on change in fair value of derivative liability, and gain on settlement of liabilities.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $1,067,451 for the six months ended April 30, 2022, compared to a net loss of $1,247,578 for the six months ended April 30, 2021, a decrease of $180,1278. The decrease in net loss is primarily driven by the decreases in operating expenses and other expenses as disclosed above.

Discontinued Operations

For the six months ended April 30, 2022, there are no revenue, cost of revenue, or other income (expense) from discontinued operations. For the six months ended April 30, 2022, operating expenses were $41,039, generating a net loss of $41,039 from discontinued operations. For the six months ended April 30, 2021, we generated $6,417,480 of revenue, incurred $5,256,125 of cost of revenue, incurred $1,067,425 of operating expenses, and generated net income of $93,930 from discontinued operations.

Liquidity and Capital Resources

At April 30, 2022, we had $6,789 of cash and a working capital deficit of $3,961,708 as compared to cash of $66,022 and a working capital deficit of $3,447,103 at October 31, 2021.

Net cash used in operating activities of continuing operations was $220,295 for the six months ended April 30, 2022, a decrease of $376,760 from $597,055 used during the six months ended April 30, 2021. The decrease in net cash used in operating activities of continuing operations was primarily due to an increase in accounts payable, coupled with a decrease in accounts receivable and net loss, partially offset by a net decrease in non-cash charges.

There was no net cash used in investing activities of continuing operations for the six months ended April 30, 2022 and 2021.

We have financed our operations since inception primarily through proceeds from equity and debt financings and revenue derived from operations. During the six months ended April 30, 2022, net cash provided by financing activities of continuing operations was $120,000 as compared to $673,725 during the six months ended April 30, 2021. The decrease in net cash provided by financing activities of continuing operations was primarily due to lower net proceeds from the issuance of convertible notes payable and notes payable, partially offset by lower payments applied to convertible promissory notes. Our continued operations primarily depend upon our ability to raise additional capital from various sources including equity and debt financings, as well as our revenue derived from operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs or will be on favorable terms. Based on our current plans, we believe that our cash provided from the above sources may not be sufficient to enable us to meet our planned operating needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2022 to determine whether our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of April 30, 2022. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which should enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the six months ended April 30, 2022, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the six months ended April 30, 2022 are fairly stated, in all material respects, in accordance with GAAP.

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

On April 23, 2021, a class action complaint for violation of federal securities laws was filed which names our former Chief Executive Officer, our former Chief Financial Officer, and Verus, as defendants. This class action complaint was filed on behalf of all persons and entities who purchased or otherwise acquired securities of Verus between June 17, 2019 and October 8, 2020. On November 9, 2021 this complaint was dismissed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10-12b filed on June 20, 2008)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of Form 10-12b filed on June 20, 2008)
3.3	Certificate of Ownership Merging Webdigs, Inc. with and into Select Video, Inc. (Incorporated by reference to Exhibit 3.3 of Form 10-Q filed on June 17, 2019)
3.4	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.12 of Form 10-K filed on March 26, 2018)
3.5	Certificate of Ownership (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 15, 2012)
3.6	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 of Form 10-K filed on February 13, 2015)
3.7	Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.8 of Form 10-K filed on February 13, 2015)
3.8	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 8, 2015)
3.9	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 10, 2017)
3.10	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 27, 2018)
3.11	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 16, 2018)
3.12	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 12, 2019)
3.13	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of Form 10-12b filed on June 20, 2008)
3.14	Amendment No. 1 to Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 11, 2019)
3.15	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 18, 2019)
3.16	Certificate of Amendment of the Certificate of Incorporation of Verus International, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 12, 2021)
4.1+	2015 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Form S-8 filed on August 7, 2015)
4.2+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 4.2 of Form 10-K filed on March 19, 2019)
4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 of Form 10-K filed on April 13, 2020)
4.4+	2020 Equity Incentive Plan (Incorporated by reference to Appendix B of Definitive Information Statement filed on November 6, 2020)

10.1	Contribution and Spin-off Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017)
10.2	First Amendment to Contribution and Spin-Off Agreement dated January 29, 2018 (Incorporated by reference to Exhibit 10.27 of Form 10-K filed on March 26, 2018)
10.3	Form of Note issued to Donald P. Monaco Insurance Trust on January 26, 2018 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2018)
10.4	Amendment No. 1 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2019)
10.5	Amendment No. 2 to Note issued to Donald P. Monaco Insurance Trust (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2019)
10.6#	Sales Contract by and between Verus Foods, Inc. and Gulf ARGO Trading, LLC dated December 26, 2016 (Incorporated by reference to Exhibit 10.16 on Form 10-K filed on March 19, 2019)
10.7#	Exclusive Distribution Agreement by and between Verus Foods Inc. and Padrone General Trading LLC dated August 18, 2017 (Incorporated by reference to Exhibit 10.17 on Form 10-K filed on March 19, 2019)
10.8	Credit Agreement, dated as of July 31, 2019, by and among Verus International, Inc. and Verus Foods Inc., as Borrowers, and The Columbia Bank, as lender (Incorporated by reference to Form 8-K filed on August 1, 2019)
10.9##	Asset Purchase Agreement, dated as of August 30, 2019, by and among Verus International, Inc. and the Sellers thereto (Incorporated by reference to Form 8-K filed on September 3, 2019)
10.10	Form of Note (Incorporated by reference to Form 8-K filed on April 7, 2020)
10.11	Form of Common Stock Purchase Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.12	Form of Registration Rights Agreement (Incorporated by reference to Form 8-K filed on July 2, 2020)
10.13	Form of Letter Agreement (Incorporated by reference to Form 8-K filed on July 24, 2020)
10.14	Amendment No. 3 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on August 20, 2020)
10.15	Amendment No. 4 to Donald P. Monaco Insurance Trust Note (Incorporated by reference to Form 8-K filed on October 30, 2020)
10.16	Special Amendment to note dated March 31, 2020 (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.17	Form of Agreement (Incorporated by reference to Form 8-K filed on December 28, 2020)
10.18+	Employment Agreement by and between Verus International, Inc. and Apurva Dhruv (Incorporated by reference to Form 8-K filed on February 23, 2021)
10.19	Form of Securities Purchase Agreement dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.20	Form of Note dated February 1, 2021 (Incorporated by reference to Form 10-K filed on March 9, 2021)
10.21	Form of Securities Purchase Agreement dated April 8, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.22	Form of Note dated April 8, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.23	Form of Securities Purchase Agreement dated April 15, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.24	Form of Note dated April 15, 2021 (Incorporated by reference to Form 10-Q filed on June 21, 2021)
10.25	Form of Securities Purchase Agreement dated June 29, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.26	Form of Note dated June 29, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.27	Form of Securities Purchase Agreement dated August 5, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.28	Form of Note dated August 5, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.29	Form of Securities Purchase Agreement dated August 12, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.30	Form of Note dated August 12, 2021 (Incorporated by reference to Form 10-Q filed on September 20, 2021)
10.31	Form of Securities Purchase Agreement dated November 5, 2021 (Incorporated by reference to Form 10-K filed on April 15, 2022)
10.32	Form of Note dated November 5, 2021 (Incorporated by reference to Form 10-K filed on April 15, 2022)
10.33	Form of Securities Purchase Agreement dated December 10, 2021 (Incorporated by reference to Form 10-K filed on April 15, 2022)
10.34	Form of Note dated December 10, 2021 (Incorporated by reference to Form 10-K filed on April 15, 2022)
10.35*	Form of Securities Purchase Agreement dated May 10, 2022
10.36*	Form of Note dated May 10, 2022

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document

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
June 21, 2022

